Form 10-K
period 2016-12-31
PIONEER NATURAL RESOURCES CO
filed 2017-02-17
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$25,469,484,123

Number of shares of Common Stock outstanding as of February 13, 2017	169,796,963
DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held during May 2017 are incorporated into Part III of this report.

Definitions of Certain Terms and Conventions Used Herein
Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.

•	"Bcf" means one billion cubic feet.

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
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons ("LKH") as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty.
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
General
Pioneer, a Delaware corporation formed in 1997, is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas within the United States. The Company's common stock has been listed and traded on the NYSE under the ticker symbol "PXD" since its formation in 1997.
The Company's principal executive office is located at 5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039. The Company also maintains an office in Midland, Texas and field offices in its areas of operation.
At December 31, 2016, Pioneer had 3,604 employees, 1,343 of whom were employed in field and plant operations and 947 of whom were employed in vertical integration activities.
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
Mission and Strategies
The Company's mission is to be America's leading independent energy company, focused on value, safety, the environment, technology and our greatest asset, our people. The Company's long-term growth strategy is centered around the following strategic objectives:

•	maintaining a strong balance sheet to ensure financial flexibility;

•	delivering economic production and reserve growth;

•	enhancing drilling, completion and production activities by utilizing the Company's scale and technology advancements to reduce costs and improve efficiency; and

•	developing and training employees and contractors to perform their jobs in a safe manner, combined with environmental stewardship through industry-leading sustainable development efforts.
These strategies are primarily anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field located in West Texas, which has an estimated remaining productive life in excess of 40 years. Underlying the Spraberry/Wolfcamp field is over 75 percent of the Company's total proved oil and gas reserves as of December 31, 2016. Complementing this growth area, the Company has oil and gas production activities and development and exploration opportunities in the following areas:

•	the liquid-rich Eagle Ford Shale play located in South Texas;

•	the Raton gas field located in southern Colorado;

•	the West Panhandle gas and liquids field located in the Texas Panhandle; and

•	the Edwards gas field located in South Texas.
Business Activities
Pioneer's purpose is to competitively and profitably explore for, develop and produce oil and gas reserves. In so doing, the Company sells homogeneous oil, NGL and gas units that, except for geographic and relatively minor quality differences, cannot be significantly differentiated from units offered for sale by the Company's competitors. The Company's portfolio of resources

PIONEER NATURAL RESOURCES COMPANY

and opportunities are diversified among oil, NGL and gas, and are well balanced among long-lived, dependable production and lower-risk exploration and development opportunities.
Petroleum industry. The industry has been operating in a low oil price environment since late 2014, when North American oil prices began declining due to a worldwide oversupply of oil. During the fourth quarter of 2016, members of the Organization of Petroleum Exporting Countries ("OPEC") agreed to reduce their output by approximately 1.2 million BOEPD and certain oil-producing nations outside of OPEC, including Russia, agreed to an additional 600,000 BOEPD reduction in production. These combined output reductions represent an unprecedented level of cooperation among oil-producing countries and the announcement of the reductions has resulted in a nominal increase in oil prices. In 2017, the worldwide supply of oil is expected to decline and, as a result, oil prices are expected to gradually increase as the supply reductions are realized and worldwide oil inventory levels decline. Enforcement of the agreed production cuts will be monitored closely, and the Company expects ongoing oil price volatility as compliance with the output reduction agreement is reported.
The growth of unconventional shale drilling in the United States has substantially increased the supply of gas and NGLs, resulting in a significant decline in related prices as the supply of these products has grown. While the industry has invested in initiatives designed to increase takeaway capacity, such as the construction of liquefied natural gas ("LNG") and NGL export facilities, the supply of these products has exceeded the overall United States and international demand for these commodities. NGL products and gas supplies are expected to remain at consistent levels during 2017, which is expected to keep prices relatively flat during 2017.
Significant factors that are likely to affect 2017 commodity prices include: the effect of new policies enacted by a new President of the United States and his administration; fiscal challenges facing the United States federal government; potential changes to the tax laws in the United States; continuing economic struggles in European and Asian nations; political and economic developments in North Africa and the Middle East; demand from Asian and European markets; the extent to which members of OPEC and other oil exporting nations adhere to and agree to extend the agreed oil production cuts, which expire in June 2017; the supply and demand fundamentals for NGLs in the United States and the pace at which export capacity grows; and overall North American gas supply and demand fundamentals, including incremental LNG export capacity additions and the pace that gas storage is refilled during the year given that gas storage levels are anticipated to be normal at the end of the winter draw season.
Pioneer uses commodity derivative contracts to mitigate the effect of commodity price volatility on the Company's net cash provided by operating activities and its net asset value. The Company has entered into commodity derivative contracts for a large portion of its forecasted production through 2017; however, commodity prices are volatile and if commodity prices decline, the Company could realize lower prices for unprotected volumes and could see a reduction in the prices at which the Company is able to enter into derivative contracts on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's open derivative positions as of December 31, 2016, and subsequent changes to these positions.
Liquidity. In spite of the current commodity price environment, the Company has maintained a strong liquidity position. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payments of contractual obligations, including debt maturities, dividends and working capital obligations. Principal sources of liquidity include cash and cash equivalents, short-term and long-term investment securities, net cash provided by operating activities, proceeds from divestitures and proceeds from financing activities (principally borrowings under the Company's credit facility or issuances of debt or equity securities). If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures (i) by using cash on hand, (ii) through sales of short-term and long-term investments, (iii) with borrowings under the Company's credit facility, (iv) through issuances of debt or equity securities or (v) through other sources, such as sales of nonstrategic assets.
Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGLs and gas through development drilling, production enhancement activities and acquisitions of producing properties, while minimizing controllable costs associated with production activities. For the year ended December 31, 2016, the Company's production from continuing operations of 86 MMBOE, excluding field fuel usage, represented a 15 percent increase compared to production from continuing operations during 2015. Production, price and cost information with respect to the Company's properties for 2016, 2015 and 2014 is set forth in "Item 2. Properties — Selected Oil and Gas Information — Production, price and cost data."
Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company may pursue strategic acquisitions that will allow the Company to expand into new geographical areas that provide future exploitation and exploration opportunities. The Company periodically evaluates and pursues acquisition opportunities (including opportunities

PIONEER NATURAL RESOURCES COMPANY

to acquire particular oil and gas assets or entities owning oil and gas assets and opportunities to engage in mergers, consolidations or other business combinations with such entities) and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analyses, oil and gas reserve analyses, due diligence, the submission of indications of interest, preliminary negotiations, negotiations of letters of intent or negotiations of definitive agreements. The success of any acquisition is uncertain and depends on a number of factors, some of which are outside the Company's control. See "Item 1A. Risk Factors — The Company may be unable to make attractive acquisitions and any acquisition it completes is subject to substantial risks that could adversely affect its business."
During 2016, 2015 and 2014, the Company spent $446 million, $36 million and $104 million, respectively, primarily to purchase undeveloped acreage for future exploitation and exploration activities in the Spraberry/Wolfcamp field of the Permian Basin.
Permian Basin acquisition. The Company's 2016 acquisition activities include the August 2016 acquisition of 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD, from an unaffiliated third party for $428 million, including normal closing adjustments. The fair value of the assets acquired included $347 million of unproved property, $79 million of proved property and $5 million of other property and equipment. The fair value of the asset retirement obligations and other liabilities assumed were $2 million and $1 million, respectively.
Affiliated partnerships. The Company's 2014 acquisition activities include the December 2014 acquisition of the remaining limited partner interests in five affiliated oil and gas drilling partnerships for $54 million.
Exploratory activities. The Company has devoted significant efforts and resources to hiring and developing a highly skilled geoscience, engineering and land staff as well as acquiring a significant portfolio of lower-risk exploration opportunities that are expected to be evaluated and tested over the next decade and beyond. Exploratory and extension drilling involve greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1A. Risk Factors - Exploration and development drilling may not result in commercially productive reserves."
Development activities. The Company seeks to increase its proved oil and gas reserves, production and cash flow through development drilling and by conducting other production enhancement activities, such as well recompletions. During the three years ended December 31, 2016, the Company drilled 464 gross (368 net) development wells, with 100 percent of the wells being successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $2.9 billion.
The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2016 include proved undeveloped reserves and proved developed reserves that are behind pipe of 37 MMBbls of oil, 10 MMBbls of NGLs and 136 Bcf of gas. The Company believes that its proved reserves provide a meaningful portfolio of development opportunities. The timing of the development of these proved reserves will be dependent upon commodity prices, drilling and operating costs and the Company's expected operating cash flows and financial condition.
Integrated services. The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities. The Company owns fracture stimulation fleets totaling approximately 470,000 horsepower that support its drilling operations. The Company also owns other field service equipment that support its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used by the Company to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
The Company is also developing a water distribution system to support the Company's field development. The Company is purchasing approximately 100 thousand barrels per day of effluent water from the City of Odessa and has signed an agreement with the City of Midland to purchase effluent water upon legislative validation from the State of Texas and completion of a new water treatment facility. The Company expects to spend $160 million in 2017 primarily related to its field-wide water distribution network, which is expected to provide significant future cost savings and support the Company's long-term growth plan in the Spraberry/Wolfcamp area.
Asset divestitures and discontinued operations. The Company regularly reviews its asset base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
EFS Midstream. In July 2015, the Company completed the sale of its 50.1 percent equity interest in EFS Midstream LLC ("EFS Midstream") to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530

PIONEER NATURAL RESOURCES COMPANY

million was received at closing and the remaining $501 million was received in July 2016. The Company recorded a net gain on the disposition of $777 million in September 2015.
Sendero. In March 2014, the Company completed the sale of its majority interest in Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner for cash proceeds of $31 million. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016.
Asset divestitures reflected as discontinued operations. During 2014, the Company completed the sale of (i) its net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million, (ii) its net assets in the Barnett Shale field in North Texas for cash proceeds of $150 million and (iii) 100 percent of its capital stock in Pioneer's Alaska subsidiary ("Pioneer Alaska") for cash proceeds of $267 million. The Company has reflected the results of operations of its Hugoton assets, its Barnett Shale assets and Pioneer Alaska as discontinued operations in the accompanying consolidated statements of operations.
The Company anticipates that it will continue to sell nonstrategic properties or other assets from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures, impairments and discontinued operations. Also see "Item 1A. Risk Factors - The Company's ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters" for a discussion of risks associated with potential divestitures.
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
Seasonal nature of business. Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers may impact general seasonal changes in demand.
Significant purchasers. During 2016, the Company's significant purchasers of oil, NGLs and gas were Occidental Energy Marketing Inc. (17 percent), Plains Marketing LP (17 percent) and Vitol, Inc. (13 percent). Vitol Inc.'s Permian Basin oil systems were acquired by Sunoco Logistics Partners L.P. ("Sunoco") during the fourth quarter of 2016; the Company's contracts with Vitol Inc. have been transferred to Sunoco. The loss of a significant purchaser or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure in its key producing areas could have a material adverse effect on its ability to sell its oil, NGL and gas production. See "Item 1A. Risk Factors - The Company may not be able to obtain access on commercially reasonable terms or otherwise to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities to market its oil, NGL and gas production; the Company relies on a limited number of purchasers for a majority of its products" and Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about infrastructure capacity risks and the Company's significant customers.
Derivative risk management activities. The Company primarily utilizes commodity swap contracts, collar contracts and collar contracts with short puts that are intended to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate derivative contracts intended to reduce the effect of interest rate volatility on the Company's indebtedness. The Company accounts for its derivative contracts using the mark-to-market ("MTM") method of accounting. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's derivative risk management activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the impact of commodity derivative activities on oil, NGL and gas revenues and net derivative gains and losses during 2016, 2015 and 2014, as well as the Company's open commodity derivative positions at December 31, 2016, and subsequent changes to those positions.
Competition, Markets and Regulations
Competition. The oil and gas industry is highly competitive in the exploration for and acquisition of reserves, the acquisition of oil and gas leases and the hiring and retention of staff necessary for the identification, evaluation and acquisition and development of such properties. The Company's competitors include a large number of companies, including major integrated oil and gas

PIONEER NATURAL RESOURCES COMPANY

companies, other independent oil and gas companies, and individuals engaged in the exploration for and development of oil and gas properties. Some of the Company's competitors are substantially larger and have financial and other resources greater than those of the Company; as such, the Company may be at a competitive disadvantage in the identification, acquisition and development of properties that complement the Company's operations.
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
Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Company many requirements, including the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Company to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the de-listing of the Company's common stock, which would have an adverse effect on the market price and liquidity of the Company's common stock. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.
 Environmental and occupational health and safety matters. The Company's operations are subject to stringent federal, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (the "EPA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause the Company to incur significant capital expenditures or take costly actions to achieve and maintain compliance. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, and the issuance of orders enjoining the Company from conducting certain operations in a particular area. While, historically, the Company's environmental compliance costs have not had a material adverse effect on its results of operations, there can be no assurance that such costs will not be material in the future as the Company complies with existing or new environmental requirements.
The following is a summary of the more significant environmental and worker health and safety laws, as amended from time to time, to which the Company's business operations are or may be subject and with which compliance or the failure to maintain compliance may have a material adverse effect on the Company's capital expenditures, results of operations or financial position.
Hazardous wastes and substances. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the authority delegated by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. The Company generates some amounts of ordinary industrial wastes that may be regulated as RCRA hazardous wastes. RCRA currently excludes drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or gas from the definition of hazardous waste. These wastes are instead regulated under RCRA's less stringent non-hazardous waste provisions. Any removal of this exclusion could have a material adverse effect on the Company's results of operations and financial position, and it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency's failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into a settlement agreement that was finalized in a consent decree issued by the District Court on December 28, 2016, whereby the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and gas waste regulations, the decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021.

PIONEER NATURAL RESOURCES COMPANY

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, and analogous state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company generates materials in the course of its operations that may be regulated as CERCLA hazardous substances.
The Company currently owns or leases numerous properties that have been used for oil and gas exploration and production for many years. Although the Company believes it has used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned or leased by the Company, or on or under other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of the Company's properties or former properties have been operated by predecessors or previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons were not under the Company's control. Certain of these properties have had historical petroleum spills or releases. Such properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, which could require the Company to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination. Although the costs of managing wastes or other substances classified as hazardous waste may be significant, the Company does not expect to experience any more burdensome costs than similarly situated companies in the industry.
Water use, surface discharges and discharges into belowground formations. The federal Water Pollution Control Act, also known as the Clean Water Act (the "CWA"), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into waters of the United States and state waters. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. Additionally, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
The Oil Pollution Act ("OPA") sets minimum standards for prevention, containment and cleanup of oil spills into waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, such as exploration and production facilities, may be held strictly liable for oil spill cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. OPA amends the CWA and thus noncompliance with OPA could result in civil and criminal penalties under the CWA.
In May 2015, the EPA released a final rule that was meant to define more precisely the extent to which water bodies are subject to the CWA. The CWA has generated substantial controversy, and several court challenges have been filed and are ongoing. The rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in 2015 as that appellate court ponders lawsuits opposing implementation of the rule. In January 2017, the U.S. Supreme Court accepted review of this rule to determine whether jurisdiction rests with the federal district or appellate courts. The Company continues to monitor the legal challenges to the rule and evaluate the impact of the CWA on its operations. Any expansion to CWA jurisdiction in areas where the Company operates could impose additional permitting obligations on the Company.
The Company may dispose of produced water from oil and gas activities in underground wells, which are designed and permitted to place the water into non-productive geologic formations, isolated from fresh water sources. The Underground Injection Control ("UIC") program established under the federal Safe Drinking Water Act ("SDWA") (i) requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, (ii) establishes minimum standards for disposal well operations and (iii) restricts the types and quantities of fluids that may be disposed. Because some states have become concerned that the disposal of produced water into belowground formations could contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal. Should future onerous regulations or bans relating to underground wells be placed in effect in areas where the Company has significant operations, there could be an adverse impact on the Company's ability to operate. See "Item 1A. Risk Factors - Legislation or regulatory initiatives intended to address seismic

PIONEER NATURAL RESOURCES COMPANY

activity could restrict the Company's drilling and production activities, as well as its ability to dispose of produced water gathered from such activities, which could have a material adverse effect on its business" for further discussion on seismicity issues.
Hydraulic fracturing. Hydraulic fracturing is an important and common practice to stimulate production of oil and gas from dense subsurface rock formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate oil and gas production. The Company routinely conducts hydraulic fracturing in its drilling and completion programs. The process is typically regulated by state oil and gas commissions, but several federal, state or local agencies have asserted regulatory authority over certain aspects of the process. Additionally, from time to time, the U.S. Congress has considered legislation that would provide for federal regulation of hydraulic fracturing and disclosure of chemical used in the fracturing process but, to date, no such federal legislation has been adopted. The Company participates in FracFocus, a national publicly accessible internet-based registry developed by the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission. The additives used in the hydraulic fracturing process on all wells the Company operates are disclosed on that website. In the event federal, state or local restrictions are adopted in areas where the Company is currently conducting operations, or in the future plans to conduct operations, the Company may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development or production activities, and be limited or precluded in the drilling of wells or the volume that the Company is ultimately able to produce from its reserves.
See "Item 1A. Risk Factors - Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect the Company's production" for further discussion on hydraulic fracturing issues.
Air emissions. The Clean Air Act (the "CAA") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other compliance requirements. Such laws and regulations could (i) require a facility to obtain pre-approval for construction or modification projects expected to produce air emissions or result in the increase of existing air emissions, (ii) impose stringent air permit requirements or (iii) utilize specific emission control technologies to limit emissions of certain air pollutants. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for noncompliance with air permits or other requirements of the CAA and associated state laws and regulations. See "Item 1A. Risk Factors - The Company's operations are subject to federal, state and local laws and regulations, including those that govern the discharge of materials into the environment, that could cause it to suspend or curtail its operations or incur substantial costs" for further discussion on air emission issues.
Climate change. Climate change continues to attract considerable public, political and scientific attention. As a result, numerous proposals have been made, and are likely to continue to be made, at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases ("GHGs"). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs from the Company's equipment and operations could require the Company to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements. See "Item 1A. Risk Factors - Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, NGLs and gas the Company produces" for further discussion on climate change issues.
Endangered species. The federal Endangered Species Act (the "ESA") and analogous state laws regulate activities that could have an adverse effect on species listed as threatened or endangered under the ESA. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. See "Item 1A. Risk Factors - Laws and regulations pertaining to threatened and endangered species could delay or restrict the Company's operations and cause it to incur substantial costs" for further discussion on endangered species issues.
Activities on federal lands. Oil and gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies, including the federal Bureau of Land Management (the "BLM"), to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, the Company has minimal exploration and production activities

PIONEER NATURAL RESOURCES COMPANY

on federal lands. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay or limit, or increase the cost of, the development of some of the Company's oil and gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in the Environmental Assessments, the Company could incur added costs, which could be substantial.
Occupational health and safety. The Company's operations are subject to the requirements of the federal Occupational Safety and Health Administration ("OSHA") and comparable state statutes. These laws and the related regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that the Company organize or disclose information about hazardous materials used or produced in the Company's operations. In addition, the Company's sand mining operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters.
Other regulation of the oil and gas industry. The oil and gas industry is regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous federal and state departments and agencies are authorized by statute to issue rules and regulations that are binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry may increase the Company's cost of doing business by increasing the cost of production, the Company believes that these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.
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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate development while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding production rates. These laws and regulations may limit the amount of oil and gas the Company can produce from the Company's wells or limit the number of wells or the locations that the Company can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGLs and gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may limit the amounts of oil and gas that may be produced from the Company's wells, negatively affect the economics of production from these wells or limit the number of locations the Company can drill.

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
Pursuant to the Energy Policy Act of 2005 ("EPAct 2005") it is unlawful for any entity, such as the Company, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The EPAct 2005 also gives FERC authority to impose civil penalties of up to $1.2 million per day for each violation of the Natural Gas Act ("NGA") or the Natural Gas Policy Act of 1978.

PIONEER NATURAL RESOURCES COMPANY

Under FERC Order 704, which regulates annual gas transaction reporting requirements, any market participant, including a producer such as the Company, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus of physical gas in the previous calendar year must annually report such sales and purchases to FERC on Form No. 552 by May 1 of the year following the calendar year when such sales and purchases occurred. Form No. 552 contains aggregate volumes of wholesale gas purchased or sold in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist FERC in monitoring those markets and in detecting market manipulation.
Intrastate gas pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate gas pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate gas pipeline rates, vary from state to state. Additional proposals and proceedings that might affect the gas industry are considered from time to time by the U.S. Congress, FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on its operations. The Company believes that the regulation of intrastate gas pipeline transportation rates will not affect its operations in any way that is materially different from the effects on its similarly situated competitors.
Natural gas processing. The Company's gas processing operations are generally not subject to FERC or state regulation. There can be no assurance that the Company's processing operations will continue to be unregulated in the future. However, although the processing facilities may not be directly related, other laws and regulations may affect the availability of gas for processing, such as state regulation of production rates and maximum daily production allowable from gas wells, which could impact the Company's processing business.
Gas gathering. Section 1(b) of the NGA exempts gas gathering facilities from FERC jurisdiction. The Company believes that its gathering facilities meet the traditional tests FERC has used to establish a pipeline system's status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so the classification and regulation of some of the Company's gathering facilities may be subject to change based on future determinations by the FERC and the courts. Thus, the Company cannot guarantee that the jurisdictional status of its gas gathering facilities will remain unchanged.
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
Regulation of transportation and sale of oil and NGLs. Intrastate liquids pipeline transportation rates, terms and conditions are subject to regulation by numerous federal, state and local authorities and, in a number of instances, the ability to transport and sell such products on interstate pipelines is dependent on pipelines that are also subject to FERC jurisdiction under the Interstate Commerce Act (the "ICA"). The Company does not believe these regulations affect it any differently than other producers.
The ICA requires that pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be "just and reasonable." Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.
Rates of interstate liquids pipelines are currently regulated by the FERC, primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning in July 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23 percent. This adjustment is subject to review every five years. Under the FERC's regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows for the Company.
In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity by current shippers or capacity requests are received from a new shipper. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to the Company. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that the Company relies upon for liquids transportation could have a material adverse effect on its business, financial condition, results of operations and

PIONEER NATURAL RESOURCES COMPANY

cash flows. However, the Company believes that access to liquids pipeline transportation services generally will be available to it to the same extent as to its similarly situated competitors.
In November 2009, the Federal Trade Commission (the "FTC") issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.0 million per violation per day. The Commodity Futures Trading Commission (the "CFTC") has also issued anti-manipulation rules that subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation.

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
The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities. Other risks are described in "Item 1. Business — Competition, Markets and Regulations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." These risks are not the only risks facing the Company. The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company's business, financial condition or results of operations or impair the Company's ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company's common stock could decline.
The prices of oil, NGLs and gas are highly volatile and have declined significantly in recent years. A sustained decline in these commodity prices could adversely affect the Company's business, financial condition and results of operations.
The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on commodity prices. Commodity prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGLs and gas, market uncertainty and a variety of additional factors that are beyond the Company's control, such as:

•	domestic and worldwide supply of and demand for oil, NGLs and gas;

•	the price and quantity of foreign imports of oil, NGLs and gas;

•
worldwide oil, NGL, and gas inventory levels, including at Cushing, Oklahoma, the benchmark location for WTI oil prices, and the U.S. Gulf Coast, where the majority of the U.S. refinery capacity exists;

•	the capacity of U.S. and international refiners to utilize U.S. supplies of oil and condensate;

•	weather conditions;

•	overall domestic and global political and economic conditions;

•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;

•	the effect of oil and LNG imports to and exports from the U.S.;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations, including environmental regulations, and taxation;

•	the effect of energy conservation efforts;

•	shareholder activism or activities by non-governmental organizations to restrict the exploration and production of oil and gas so as to minimize emissions of carbon dioxide and methane GHGs;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.
In the past, commodity prices have been extremely volatile, and the Company expects this volatility to continue. For the five years ended December 31, 2016, oil prices fluctuated from a high of $110.53 per Bbl in 2013 to a low of $26.21 per Bbl in 2016 while gas prices fluctuated from a high of $6.15 per Mcf in 2014 to a low of $1.64 per Mcf in 2016. Likewise, NGLs have suffered significant recent declines. NGLs are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially

PIONEER NATURAL RESOURCES COMPANY

and adversely affect the Company's future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
Significant or extended price declines could also adversely affect the amount of oil, NGLs and gas that the Company can produce economically, which may result in the Company having to make significant downward adjustments to its estimated proved reserves. For example, the Company's proved reserves as of December 31, 2016 decreased by 58 MBOE, as compared to proved reserves at December 31, 2015 as a result of declines in the average oil and gas price used to calculate proved reserves for each respective period declining from $50.11 per BBL and $2.59 per MCF in 2015 to $42.82 per BBL and $2.48 per MCF in 2016. A reduction in production could also result in a shortfall in expected cash flows and require the Company to reduce capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively affect the Company's ability to replace its production and its future rate of growth.
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
On the other hand, failure to protect against declines in commodity prices exposes the Company to reduced liquidity when prices decline. Although the Company has entered into commodity derivative contracts for a large portion of its forecasted production through 2017, the volumes of protected production for 2018 and future years is substantially less. A sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Company could enter into derivative contracts on future volumes. This could make such transactions unattractive, and, as a result, some or all of the Company's production volumes forecasted for 2018 and beyond may not be protected by derivative arrangements. In addition, the Company's derivatives arrangements may not achieve their intended strategic purposes.
The failure by counterparties to the Company's derivative risk management activities to perform their obligations could have a material adverse effect on the Company's results of operations.
The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company is unable to predict changes in a counterparty's creditworthiness or ability to perform. Even if the Company accurately predicts sudden changes, the Company's ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, the Company's derivative receivable positions generally increase, which increases the Company's counterparty credit exposure. If any of the Company's counterparties were to default on its obligations under the Company's derivative arrangements, such a default could have a material adverse effect on the Company's results of operations, and could result in a larger percentage of the Company's future production being subject to commodity price changes and could increase the likelihood that the Company's derivative arrangements may not achieve their intended strategic purposes.
 Exploration and development drilling may not result in commercially productive reserves.
Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled, or become costlier, as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	unexpected pressure or irregularities in formations;

•	equipment failures or accidents;

PIONEER NATURAL RESOURCES COMPANY

•	fracture stimulation accidents or failures;

•	adverse weather conditions;

•	restricted access to land for drilling or laying pipelines;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	access to, and the cost and availability of, the equipment, services, resources and personnel required to complete the Company's drilling, completion and operating activities; and

•	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements.

The Company's future drilling activities may not be successful and, if unsuccessful, the Company's proved reserves and production would decline, which could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to experience exploration and abandonment expense in 2017.
Future price declines could result in a reduction in the carrying value of the Company's proved oil and gas properties, which could adversely affect the Company's results of operations.
Significant or extended price declines, as have occurred recently, could result in the Company having to make downward adjustments to its estimated proved reserves. It is possible that prices could decline further, or the Company's estimates of production or other economic factors could change to such an extent that the Company may be required to impair, as a noncash charge to earnings, the carrying value of the Company's oil and gas properties. The Company is required to perform impairment tests on proved oil and gas properties whenever events or changes in circumstances indicate that the carrying value of proved properties may not be recoverable. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value. For example, during 2016 the Company recognized an impairment charge of $32 million attributable to its West Panhandle field assets in the panhandle region of Texas and, in 2015, the Company recognized aggregate impairment charges of $1.1 billion attributable to its Eagle Ford Shale assets, other South Texas assets and West Panhandle field assets, primarily due to declines in commodity prices and downward adjustments to the economically recoverable reserves attributable to each asset. The Company may incur impairment charges in the future, which could materially affect the Company's results of operations in the period incurred. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Impairment of oil and gas properties and other long-lived assets" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information on the Company's impairment charges.
The Company periodically evaluates its unproved oil and gas properties to determine recoverability of its cost and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2016, the Company carried unproved oil and gas property costs of $486 million. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases and the contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.
The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2016, the Company carried goodwill of $272 million. Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (i) additional reserve adjustments both positive and negative, (ii) results of drilling activities, (iii) management's outlook for commodity prices and costs and expenses, (iv) changes in the Company's market capitalization, (v) changes in the Company's weighted average cost of capital and (vi) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired.
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

PIONEER NATURAL RESOURCES COMPANY

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
Sellers typically retain certain liabilities or indemnify buyers for certain pre-closing matters, such as matters of litigation, environmental contingencies, royalty obligations and income taxes. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release the Company from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, the Company may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.
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

•
environmental hazards, such as oil, NGL, gas and water leaks, oil spills, pipeline and vessel ruptures, encountering naturally occurring radioactive materials ("NORM"), and unauthorized discharges of toxic chemicals, gases, brine, well stimulation and completion fluids or other pollutants onto the surface or into the subsurface environment;

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
The Company's overall exposure to operational risks may increase as its drilling activity expands and as it increases internally-provided fracture stimulation, water distribution, water disposal and other services. Any of these risks could result in

PIONEER NATURAL RESOURCES COMPANY

substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.
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
As of December 31, 2016, the Company owned interests in eight gas processing plants and nine treating facilities. The Company is the operator of one of the gas processing plants and all nine of the treating facilities. Seven of the gas processing plants are operated by third parties and six of the treating facilities are not currently being used. There are significant risks associated with the operation of gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of a gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
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
Drilling in emerging areas is more uncertain than drilling in areas that are more developed and have a longer history of established drilling operations. New discoveries and emerging formations have limited or no production history and, consequently, the Company is more limited in assessing future drilling results in these areas. If the Company's drilling results are worse than anticipated, the return on investment for a particular project may not be as attractive as anticipated and the Company may recognize noncash impairment charges to reduce the carrying value of its unproved properties in those areas.
The Company's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory and infill drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2016 include proved undeveloped reserves and proved developed reserves that are behind pipe of 37 MMBbls of oil, 10 MMBbls of NGLs and 136 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability and cost of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Well results vary by formation and geographic area, and the Company's drilling activities are generally focused on remaining locations that are believed to offer the highest return. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

PIONEER NATURAL RESOURCES COMPANY

A portion of the Company's total estimated proved reserves at December 31, 2016 were undeveloped, and those proved reserves may not ultimately be developed.

At December 31, 2016, approximately seven percent of the Company's total estimated proved reserves were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. As with all oil and gas leases, the Company's leases require the Company to drill wells that are commercially productive and to maintain the production in paying quantities, and if the Company is unsuccessful in drilling such wells and maintaining such production, the Company could lose its rights under such leases. The Company's future production levels and, therefore, its future cash flow and income are highly dependent on successfully developing its proved undeveloped leasehold acreage.

The Company's actual production could differ materially from its forecasts.
From time to time, the Company provides forecasts of expected quantities of future oil and gas production and other financial and operating results. These forecasts are based on a number of estimates and assumptions, including that none of the risks associated with the Company's oil and gas operations summarized in this "Item 1A. Risk Factors" occur. Production forecasts, specifically, are based on assumptions such as expectations of production from existing wells and the level and outcome of future drilling activity, and the absence of facility or equipment malfunctions, adverse weather effects, or downturns in commodity prices or significant increases in costs, which could make certain drilling activities or production uneconomical. Should any of these estimates prove inaccurate, or should the Company's development plans change, actual production could be materially and adversely affected.
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

The Company may not be able to obtain access on commercially reasonable terms or otherwise to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities to market its oil, NGL and gas production; the Company relies on a limited number of purchasers for a majority of its products.
The marketing of oil, NGLs and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, if these systems were unavailable to the Company, or if access to these systems were to become commercially unreasonable, the price offered for the Company's production could be significantly depressed, or the Company could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility or awaits the availability of third party facilities. The Company also relies (and expects to rely in the future) on facilities developed and owned by third parties in order to store, process, transport, fractionate and sell its oil, NGL and gas production. The Company's plans to develop and sell its oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transportation, storage or processing and fractionation facilities to the Company, especially in areas of planned expansion where such facilities do not currently exist.
For example, following Hurricanes Gustav and Ike in 2008, certain Permian Basin gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators. The Company was able to produce its oil wells and vent or flare the associated gas; however, there is no certainty the Company will be able to vent or flare gas in the future due to potential changes in regulations. The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. The Company has periodically experienced high line pressure at its tank batteries, which has occasionally led to the flaring of gas due to the inability of the gas gathering systems in the areas to support the increased gas production. The curtailments arising from these and similar circumstances may

PIONEER NATURAL RESOURCES COMPANY

last from a few days to several months, and in many cases, the Company may be provided only limited, if any, notice as to when these circumstances will arise and their duration.
To the extent that the Company enters into transportation contracts with pipelines that are subject to FERC regulation, the Company is subject to FERC requirements related to use of such capacity. Any failure on the Company's part to comply with FERC's regulations and policies or with an interstate pipeline's tariff could result in the imposition of civil and criminal penalties.
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
The Company's operations and drilling activity are concentrated in areas in which industry activity had increased rapidly, particularly in the Spraberry field in West Texas and the Eagle Ford Shale play in South Texas. As a result, demand for personnel, equipment, power, services and resources, as well as access to transportation, processing and refining facilities in these areas, increased, as did the costs for those items. In addition, hydraulic fracturing and other operations require significant quantities of water, which supply may be affected by drought conditions. In late 2014, commodity prices began to decline and the demand for goods and services has subsided due to reduced activity in these areas. To the extent that commodity prices improve in the future, any delay or inability to secure the personnel, equipment, power, services, resources and facilities access necessary for the Company to resume or increase its development activities, including the result of any changes in laws or regulations applicable to the Company's operations relating to water usage, could result in oil and gas production volumes being below the Company's forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on the Company's results of operations, cash flow and profitability.
The Company could experience periods of higher costs if commodity prices rise. These increases could reduce the Company's profitability, cash flow and ability to complete development activities as planned.
Historically, the Company's capital and operating costs have risen during periods of increasing oil, NGL and gas prices. These cost increases result from a variety of factors beyond the Company's control, such as increases in the cost of electricity, steel and other raw materials that the Company and its vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased production and ad valorem taxes. Decreased levels of drilling activity in the oil and gas industry in recent periods have led to cost reductions for some drilling equipment, materials and supplies. However, such costs may rise faster than increases in the Company's revenue if commodity prices rise, thereby negatively impacting the Company's profitability, cash flow and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that the Company's ability to participate in the commodity price increases is limited by its derivative risk management activities.
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
The Company's operations are subject to federal, state and local laws and regulations, including those that govern the discharge of materials into the environment and environmental protection, which could cause it to suspend or curtail its operations or incur substantial costs.
The Company's operations are subject to stringent federal, state and local laws and regulations governing, among other things, permits for the drilling of wells, rates of production, the size and shape of drilling and spacing units or proration units, the transportation and sale of oil, NGLs and gas, worker health and safety, the discharge of materials into the environment and environmental protection. In connection with its operations, the Company must obtain and maintain numerous permits, approvals, and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. For example, there are concerns that the injection of produced water and other fluids resulting from oil and gas activities into

PIONEER NATURAL RESOURCES COMPANY

underground disposal wells regulated under the UIC program may trigger seismic activity in certain areas, including Texas and Colorado. Regulators in some states have imposed, or are considering imposing, rules with certain permitting and data gathering requirements with respect to such wells. Also, states may issue orders to temporarily shut down or to curtail the injection depth of existing disposal wells in the vicinity of seismic events. As another example, in October 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide protection of public health and welfare. Any geographical attainment designations the EPA may make or non-attainment area requirements the EPA may issue pursuant to this NAAQS rule could result in the reclassification of areas or the imposition of more stringent standards that make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement regulations implementing the NAAQS rule that may be more stringent than the federal standards. Future compliance with these legal requirements or with any new or amended environmental laws or regulations could, among other things, delay, restrict or prohibit the issuance of necessary permits, increase the Company's capital expenditures and operating expenses by, for example, requiring installation of new emission controls on some of the Company's equipment, and limit or preclude the use of otherwise available water sources or disposal wells, any one or more of which developments could have a material adverse effect on the Company's business, financial condition and results of operations. As a third example, in connection with the Company's CBM operations in the Raton Basin in Colorado, the Colorado Supreme Court affirmed a state water court holding in 2009 that water produced in connection with CBM operations should be subject to state water-use regulations, including regulations requiring the obtaining of permits for diversion and use of surface and subsurface water, an evaluation of potential competing uses of the water and a possible requirement to provide mitigation water supplies for water rights owners impacted by this extraction.
There can be no assurance that present or future regulations will not result in a curtailment of production or processing activities, result in a material increase in the costs of production, development, exploration or processing operations or adversely affect the Company's future operations and financial condition. Noncompliance with these laws and regulations may subject the Company to sanctions, including administrative, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. Such laws and regulations may also affect the costs of acquisitions. In addition, these laws and regulations are subject to amendment or replacement by more stringent laws and regulations.

The nature of the Company's assets and production operations may impact the environment or cause environmental contamination, which could result in material liabilities to the Company.
The Company's assets and production operations may give rise to significant environmental costs and liabilities as a result of the Company's handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to its operations, and due to past industry operations and waste disposal practices. The Company's oil and gas business involves the generation, handling, treatment, storage, transport and disposal of wastes, hazardous substances and petroleum hydrocarbons and is subject to environmental hazards, such as oil and produced water spills, gas leaks, pipeline and vessel ruptures and unauthorized discharges of such wastes, substances and hydrocarbons, that could expose the Company to substantial liability due to pollution and other environmental damage. The Company currently owns, leases or operates properties that for many years have been used for oil and gas exploration and production activities, and petroleum hydrocarbons, hazardous substances and wastes may have been released on or under such properties and could be released during future operations. Joint and several strict liabilities may be incurred in connection with such releases of petroleum hydrocarbons, hazardous substances and wastes on, under or from the Company's properties. Private parties, including lessors of properties on which the Company operates and the owners or operators of properties adjacent to the Company's operations and facilities where the Company's petroleum hydrocarbons, hazardous substances or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage.
The Company may not be able to recover some or any of these costs from sources of contractual indemnity or insurance, as pollution and similar environmental risks generally are not fully insurable, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance.

Legislation or regulatory initiatives intended to address seismic activity could restrict the Company's drilling and production activities, as well as its ability to dispose of produced water gathered from such activities, which could have a material adverse effect on its business.
The Company disposes of fluids, including produced water, from oil and gas production operations directly or through the use of third parties. The legal requirements related to the disposal of produced water in underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities. In March 2016, the United States Geological Survey identified at least six states, including Texas and Colorado, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In response

PIONEER NATURAL RESOURCES COMPANY

to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. In another example, in Colorado, the Colorado Oil and Gas Conservation Commission requires as part of its disposal well permitting process a review for seismicity that considers area-specific knowledge of earthquakes and, as necessary, the acquisition of geologic and geophysical data to assess seismic potential. In addition, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by the Company or by commercial disposal well vendors whom the Company may use from time to time to dispose of produced water. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to oil and gas activities utilizing injection wells for produced water disposal. Any one or more of these developments may result in the Company or its vendors having to limit disposal well volumes, disposal rates and pressures or locations, or require the Company or its vendors to shut down or curtail the injection depth of disposal wells, which events could have a material adverse effect on the Company's business, financial condition and results of operations.
Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, NGLs and gas the Company produces.
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.
At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted regulations under the CAA that, among other things, establish certain permits and construction reviews designed to allow operations while ensuring the prevention of significant deterioration in air quality by GHG emissions from large stationary sources that are already potential sources of significant pollutant emissions. The Company could become subject to these permitting requirements and be required to install "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that the Company may seek to construct in the future if they would otherwise emit large volumes of GHGs from such sources. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including certain oil and gas production facilities, which include certain of the Company's facilities. Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and gas operations. In June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued New Source Performance Standards, published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors and imposing leak detection and repair requirements for well sites and gas compressor and booster stations. Moreover, in November 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and gas industry. The EPA has indicated that it intends to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry. If adopted, these standards would not be imposed directly on regulated entities. Instead, they would become guidelines that the states must consider in developing their own rules for regulating sources within their borders. The EPA has indicated that this information may also be used to develop standards for certain kinds of new and modified equipment and facilities not currently covered under Subpart OOOOa. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This "Paris agreement" was signed by the United States in April 2016 and entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.
The adoption and implementation of any international, federal or state legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from the Company's equipment and operations could require the Company to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax, any of which could have an adverse effect on the Company's business, financial condition and results of operations. Moreover, such new legislation or regulatory

PIONEER NATURAL RESOURCES COMPANY

programs could also adversely affect demand for the oil and gas the Company produces and lower the value of its reserves. Depending on the severity of any such limitations, the effect on the value of the Company's reserves could be significant.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect the Company's production.
Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The Company conducts hydraulic fracturing in the majority of its drilling and completion programs. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, in February 2014, the EPA asserted regulatory authority pursuant to the SDWA's UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, and in 2012 and 2016, the EPA issued final CAA regulations governing performance standards, including standards for the capture of emissions of methane and volatile organic compounds released from hydraulic fracturing activities. Moreover, in June 2016, the EPA published an effluent water final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, and in May 2014, the EPA issued a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. In June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked congressional authority to promulgate the rule, and that decision is currently being appealed by the federal government.
From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In addition, certain states in which the Company operates, including Texas and Colorado, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. States could elect to prohibit high volume hydraulic fracturing altogether, following the lead of New York in 2015. Also, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. For example, in November 2014, voters in the city of Denton, Texas, voted for a ban on hydraulic fracturing within city limits. However, the ban was the subject of lawsuits by the Texas General Land Office and the Texas Oil and Gas Law Association, and spurred the adoption of Texas House Bill 40 in May 2015, which law provided that the regulation of oil and gas operations in Texas was under the exclusive jurisdiction of the state and preempted local regulation of those operations. However, pursuant to House Bill 40, municipalities and political subdivisions in Texas have the right to enact "commercially reasonable" regulations for surface activities. In the event federal, state or local restrictions pertaining to hydraulic fracturing are adopted in areas where the Company is currently conducting operations, or in the future plans to conduct operations, the Company may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps be limited or precluded in the drilling of wells or in the volume that the Company is ultimately able to produce from its reserves.
Laws and regulations pertaining to threatened and endangered species could delay or restrict the Company's operations and cause it to incur substantial costs.
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, the CWA, OPA and CERCLA. The U.S. Fish and Wildlife Service (the "FWS") may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. Any designation by the FWS of a critical or suitable habitat with respect to a threatened or endangered species could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling, construction or releases of petroleum hydrocarbons, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Moreover, as a result of one or more settlements entered into by the FWS, the agency is required to make determinations on the potential listing of numerous species as endangered or threatened under the ESA. The designation of previously unprotected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays or limitations on its development and production activities that could have an adverse effect on the Company's ability to develop and produce reserves.

PIONEER NATURAL RESOURCES COMPANY

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Commitments, Capital Resources and Liquidity" and Notes G and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt and other commitments as of December 31, 2016 and the terms associated therewith.
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

The Company's sales and purchases of oil, NGLs, gas or other energy commodities, and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.
FERC, the FTC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Company's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Company's physical sales and purchases of oil, NGLs, gas or other energy commodities, and any derivative activities related to these energy commodities, the Company is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failures to comply with such regulations, as interpreted and enforced, could materially and adversely affect the Company's results of operations and financial condition.
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

PIONEER NATURAL RESOURCES COMPANY

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

PIONEER NATURAL RESOURCES COMPANY

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
Since 2010, the economies in the United States and certain other countries have continued to stabilize with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain European, Asian and South American nations, continue to face economic struggles or slowing economic growth and, should these conditions worsen, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish, which could depress the prices at which the Company could sell its oil, NGLs and gas and ultimately decrease the Company's cash flows and profitability.
Changes to U.S. federal income tax legislation could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas exploration and development, or could impose new or additional taxes, and such changes could have an adverse effect on the Company's financial position, results of operations and cash flows.
In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax incentives currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. U.S. Congress could consider, and could include, some or all of these proposals as part of tax reform legislation to accompany lower federal income tax rates. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. In addition, the Company, from time to time, recognizes tax benefits from uncertain tax positions if it believes, based upon the technical merits of the position, that the position will more likely than not be sustained upon examination by the taxing authorities. For example, as of December 31, 2016, the Company had unrecognized tax benefits of $112 million resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The passage of any legislation as a result of these proposals, any other similar changes in U.S. federal income tax laws or an unfavorable determination in regard to the Company's uncertain tax position could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on the Company's financial position, results of operations and cash flows.
The Company's use of seismic data is subject to interpretation and may not accurately identify the presence of oil and gas, which could adversely affect the results of its drilling operations.
Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. As a result, the Company's drilling activities may not be successful or economical. In addition, the use of advanced technologies, such as 3-D seismic data, requires greater pre-drilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures.
The enactment of derivatives legislation could have an adverse effect on the Company's ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") enacted in July 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations for its implementation. Although the CFTC has issued final regulations to implement significant aspects of the legislation, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

PIONEER NATURAL RESOURCES COMPANY

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
The future of the CFTC's rulemaking remains uncertain under the new presidential administration. Recent rule proposals by the CFTC suggest that final consideration of major proposed rules will be made by the new administration. During the last quarter of 2016, the CFTC decided to re-propose, rather than finalize, certain regulations, including (a) limitations on speculative futures and swap positions, (b) regulations on automated trading algorithms and (c) limitations on swap capital requirements for swap dealers and major swap participants. In December 2016, the Chairman of the CFTC stated that the CFTC decided to re-propose, rather than finalize, the above regulations, in part based on the uncertainty over the next presidential administration. It is also uncertain whether the current Chairman of the CFTC and other CFTC staff will remain with the CFTC under the new presidential administration. The current Chairman's term expires in April 2017, and two seats are currently open for Republican appointees, leaving the CFTC's future rulemaking unclear.
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

PIONEER NATURAL RESOURCES COMPANY

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
The Company's sand mining operations are subject to a variety of federal, state and local environmental requirements affecting the mining and mineral processing industry, including, among others, those relating to employee health and safety, environmental permitting and licensing, air emissions and water discharges, GHG emissions, water pollution, waste management and disposal, remediation of soil and groundwater contamination, land use restrictions, reclamation and restoration of properties, wastes, hazardous substances and other regulated materials and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Failure to properly handle, transport, store or dispose of wastes, hazardous substances and other regulated materials or otherwise conduct the Company's sand mining operations in compliance with environmental laws could expose the Company to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair the Company's ability to conduct its sand mining operations. In addition, environmental laws and regulations are subject to amendment, replacement or re-interpretation by more stringent and comprehensive legal requirements.

PIONEER NATURAL RESOURCES COMPANY

While the Company's environmental compliance costs with existing laws and regulations have not historically had a material adverse effect on its results of operations, there can be no assurance that such costs will not be material in the future. Moreover, such future compliance with existing, new or amended laws and regulations could restrict the Company's ability to expand its facilities or extract mineral deposits or could require the Company to acquire costly equipment or to incur other significant expenses in connection with its sand mining operations, which restrictions or costs could have a material adverse effect on the Company's sand mining operations.
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
The inhalation of respirable crystalline silica dust is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders, such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and

PIONEER NATURAL RESOURCES COMPANY

adversely affect the Company through the threat of product liability or personal injury lawsuits, recently adopted OSHA silica regulations and increased scrutiny by federal, state and local regulatory authorities.
Premier Silica, the Company's wholly-owned sand mining subsidiary, is named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of Premier Silica's commercial customers alleging damages caused by silica exposure. As of December 31, 2016, Premier Silica was the subject of silica exposure claims from approximately 19 plaintiffs. The great majority of these claims have been inactive for many years due to the plaintiffs' failure to meet specific legal requirements to advance their claims. Almost all of the claims pending against Premier Silica arise out of the alleged use of Premier Silica's sand products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi and Ohio, although some cases have been brought in other jurisdictions over the years.
It is possible that Premier Silica will have additional silica-related claims filed against it, including claims that allege silica exposure for periods for which there is not insurance coverage. In addition, it is possible that similar claims could be asserted arising out of the Company's other operations, including its hydraulic fracturing operations. Any pending or future claims or inadequacies of insurance coverage or contractual indemnification could have a material adverse effect on the Company's results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2016, 2015 and 2014 is based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI"), with respect to the Company's major properties. The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.
Reserve estimation procedures. The Company has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC requirements. These controls include oversight of the reserves estimation reporting processes by Pioneer's Corporate Reserves Group ("Corporate Reserves"), and annual external audits of substantial portions of the Company's proved reserves by NSAI.
Individual asset teams are responsible for the day-to-day management of the oil and gas activities in each of the Company's Permian Basin, South Texas, Raton and West Panhandle asset areas (the "Asset Teams"). The Company's Asset Teams are each staffed with reservoir engineers and geoscientists who prepare reserve estimates at the end of each calendar quarter for the assets that they manage, using reservoir engineering information technology. There is shared oversight of the Asset Teams' reservoir engineers by the Asset Teams' managers and the Vice President of Corporate Reserves, each of whom is in turn subject to direct or indirect oversight by the Company's management committee ("MC"). The Company's MC is comprised of its Chief Executive Officer, Chief Financial Officer and other executive officers. The Asset Teams' reserve estimates are reviewed by the Asset Team reservoir engineers before being submitted to Corporate Reserves for further review.
The reserve estimates are summarized in reserve reconciliations that quantify reserve changes since the previous year end as revisions of previous estimates, purchases of minerals-in-place, improved recovery, extensions and discoveries, production and sales of minerals-in-place. All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by Corporate Reserves, in consultation with the Company's accounting and financial management personnel. Annually, the MC

PIONEER NATURAL RESOURCES COMPANY

reviews the reserve estimates and any differences with the reserve auditors (for the portion of the reserves audited by NSAI) on a consolidated basis before these estimates are approved. The engineers and geoscientists who participate in the reserve estimation and disclosure process periodically attend training provided by external consultants and through internal Pioneer programs. Additionally, Corporate Reserves has prepared and maintains written policies and guidelines for the Asset Teams to reference on reserve estimation and preparation to promote consistency in the preparation of the Company's reserve estimates and compliance with the SEC reserve estimation and reporting rules.
Proved reserves audits. The proved reserve audits performed by NSAI for the years ended December 31, 2016, 2015 and 2014, in the aggregate, represented 77 percent, 82 percent and 80 percent of the Company's year-end 2016, 2015 and 2014 proved reserves, respectively; and 93 percent, 97 percent and 91 percent of the Company's year-end 2016, 2015 and 2014 associated pre-tax present value of proved reserves discounted at ten percent, respectively.
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

PIONEER NATURAL RESOURCES COMPANY

Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Vice President of Corporate Reserves, the technical person that is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information," promulgated by the SPE. The qualifications of the Vice President of Corporate Reserves include 39 years of experience as a petroleum engineer, with 32 years focused on reserves reporting for independent oil and gas companies, including Pioneer. His educational background includes an undergraduate degree in Chemical Engineering and a Masters of Business Administration degree in Finance. He is also a Chartered Financial Analyst Charterholder.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Company's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 38 years of practical experience in petroleum engineering, including over 35 years of experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the board of directors of the SPE.
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

PIONEER NATURAL RESOURCES COMPANY

Proved Reserves
As of December 31, 2016, 2015 and 2014, the Company's oil and gas proved reserves are located entirely in the United States. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional details of the Company's discontinued operations. The following table provides information regarding the Company's proved reserves as of December 31, 2016, 2015 and 2014:

	Summary of Oil and Gas Proved Reserves as of Fiscal Year-End Based on Average Fiscal-Year Prices
	Proved Reserve Volumes
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)%

December 31, 2016:
Developed	343,515	126,928	1,215,861	673,085	93%
Undeveloped	34,681	10,013	48,868	52,840	7%
Total proved reserves	378,196	136,941	1,264,729	725,925	100%

December 31, 2015:
Developed	266,657	112,376	1,284,680	593,146	89%
Undeveloped	45,313	13,968	71,807	71,249	11%
Total proved reserves	311,970	126,344	1,356,487	664,395	100%

December 31, 2014:
Developed	267,193	130,206	1,486,289	645,113	81%
Undeveloped	84,891	39,038	182,583	154,360	19%
Total proved reserves	352,084	169,244	1,668,872	799,473	100%
 ______________________

(a)
Total proved gas reserves contain 137,853 MMcf, 144,955 MMcf and 191,932 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors), rather than being delivered to a sales point as of December 31, 2016, 2015 and 2014, respectively.

The Company's Standardized Measure of total proved reserves as of December 31, 2016 was $4.2 billion, including $4.0 billion and $178 million related to proved developed and proved undeveloped reserves, respectively. The Company's Standardized Measure of total proved reserves as of December 31, 2015 was $3.2 billion, including $3.0 billion and $245 million related to proved developed and proved undeveloped reserves, respectively. The Company's Standardized Measure of total proved reserves as of December 31, 2014 was $7.8 billion, including $6.4 billion and $1.4 billion related to proved developed and proved undeveloped reserves, respectively.
See the "Unaudited Supplementary Information" section included in "Item 8. Financial Statements and Supplementary Data" for additional details of the estimated quantities of the Company's proved reserves, including explanations for material changes in proved developed and proved undeveloped reserves.
Description of Properties
The following tables summarize the Company's development and exploration/extension drilling activities during 2016:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Ending Wells In Progress
Permian Basin	27	18	37	8
South Texas—Eagle Ford Shale	6	—	2	4
Total	33	18	39	12

PIONEER NATURAL RESOURCES COMPANY

	Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Ending Wells In Progress
Permian Basin	77	247	205	119
South Texas—Eagle Ford Shale	23	1	10	14
Total	100	248	215	133
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during 2016:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf) (a)	Total (BOE)
Permian Basin	117,619	29,743	140,789	170,827
South Texas—Eagle Ford Shale	12,070	10,260	71,402	34,231
Raton Basin	—	—	96,634	16,106
West Panhandle	2,682	3,289	9,722	7,591
South Texas—Other	1,302	211	21,388	5,077
Other	4	1	31	10
Total	133,677	43,504	339,966	233,842
 _____________________

(a)	Gas production excludes gas produced and used as field fuel.
The following table summarizes the Company's costs incurred by asset area during 2016:

	Property Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations
	Proved	Unproved				Total
	(in millions)
Permian Basin	$76	$368	$1,408	$450	$15	$2,317
South Texas—Eagle Ford Shale	—	—	37	29	(3)	63
Raton Basin	—	—	1	3	12	16
West Panhandle	—	—	1	8	1	10
South Texas—Other	—	—	—	2	(4)	(2)
Other	—	—	5	—	—	5
Total	$76	$368	$1,452	$492	$21	$2,409

Permian Basin
In November 2016, the U.S. Geological Survey ("USGS") announced, based on its estimates, that the Wolfcamp shale in the Permian Basin is the largest continuous oil field in the United States. Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field, with approximately 800,000 gross acres (690,000 net acres). Pioneer's interests in the northern portion of the play comprise approximately 600,000 gross acres and its interests in the southern portion of the play, where the Company has a joint venture with Sinochem, comprise approximately 200,000 gross acres. The oil produced out of the Spraberry/Wolfcamp field is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from seven formations, the upper and lower Spraberry, the Jo Mill, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 7,000 feet to 14,000 feet. The Company believes that it has significant resource potential within its Spraberry and Wolfcamp formation acreage, based on its extensive geologic data covering the Spraberry and Wolfcamp A, B, C and D intervals and its drilling results to date.
During 2016, the Company completed 201 horizontal wells in the northern portion of the play and 41 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 50 percent of the horizontal wells placed on production were Wolfcamp B interval wells, approximately 30 percent were Wolfcamp A interval wells and approximately 20 percent were Lower Spraberry Shale interval wells. All of the wells placed on production in the southern portion of the play were Wolfcamp B interval wells.
The Company plans to operate 18 rigs in the Spraberry/Wolfcamp field in 2017, with 14 rigs operating in the northern portion of the play and four rigs operating in the southern portion of the play. During 2017, the Company expects to place on

PIONEER NATURAL RESOURCES COMPANY

production approximately 260 horizontal wells (220 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play). Approximately 55 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 30 percent in the Wolfcamp A interval and 15 percent in the Lower Spraberry Shale interval. The Company also plans to drill a few wells to appraise the shallower Clearfork formation, the Jo Mill interval within the Spraberry formation and the Wolfcamp D interval in the Wolfcamp formation during 2017. The Company expects to spend $2.4 billion in the Spraberry/Wolfcamp field during 2017, including $1.9 billion of horizontal drilling and completion capital, $265 million for tank battery and disposal facilities, $115 million for gas processing facilities and $110 million for land, science and other costs.
In August 2016, the Company completed the acquisition of approximately 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD, from an unaffiliated third party for $428 million. The fair value of the assets acquired included $347 million of unproved property, $79 million of proved property and $5 million of other property and equipment. The fair value of the asset retirement obligations and other liabilities assumed were $2 million and $1 million, respectively.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry/Wolfcamp field. The majority of 2017 drilling activities will be supported by six of the Company's eight pressure pumping fleets. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
The Company has been and continues to aggressively pursue initiatives to improve drilling and completion efficiencies and reduce costs. The most significant drilling and completion cost reductions to date have been for casing, tubing, materials for drilling and fracture stimulation, fuel charges, labor and transportation, rental equipment and well services, while efficiency gains include reducing the time needed to drill and complete the wells and optimizing completions in the Spraberry and Wolfcamp Shale intervals.
The Company's long-term growth plan continues to focus on optimizing the development of the field and addressing the future requirements for water sourcing and disposal, field infrastructure, gas processing, sand, pipeline takeaway for its products, oilfield services, tubulars, electricity, buildings and roads.
The Company is constructing a field-wide water distribution system to reduce the cost of water for drilling and completion activities and to ensure that adequate supplies of non-potable water are available to support the Company's long-term growth plan for the Spraberry/Wolfcamp field. The 2017 capital program includes $160 million for expansion of the mainline system, subsystems and frac ponds to efficiently deliver water to Pioneer's drilling locations. The Company recently signed an agreement with the City of Midland to upgrade the City's wastewater treatment plant in return for a dedicated long-term supply of water from the plant. The 2017 program includes $10 million of engineering capital to begin work on this upgrade. Pioneer expects to spend approximately $110 million over the 2017 through 2019 period for the Midland plant upgrade. In return, the Company will receive approximately two billion barrels of low-cost, non-potable water over a 28-year contract period (up to 240 thousand barrels per day) to support its completion operations. The water contract is subject to State of Texas legislative validation during the second quarter of 2017.
The Company's sand mine in Brady, Texas, which is strategically located within close proximity (approximately190 miles) of the Spraberry/Wolfcamp field, provides a secure sand source for the Company's horizontal drilling program. The 2017 capital program includes $30 million to complete an optimization project for the Company's existing sand mining facilities. This project is expected to improve yields and reduce the Company's overall cost of sand supplies. The 2017 capital program also includes $45 million for upgrades and maintenance to the six pressure pumping fleets that the Company plans to operate during 2017.
South Texas Eagle Ford Shale
The Company completed 12 Eagle Ford Shale wells during 2016. The Company plans to spend $95 million of capital in 2017 to drill and complete 11 new Eagle Ford Shale wells and to complete nine wells that were drilled but not completed in 2016. The objective of this drilling program is to test longer laterals with higher intensity completions.
In July 2015, the Company completed the sale of its 50.1 percent equity interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining $501 million was received in July 2016. Associated with the sale, the Company recorded a pretax gain of $777 million during 2015.
Due to the Company's reduction in drilling activity in 2015 and 2016, the Company expects to continue to incur fees associated with unused firm transportation, gathering, processing and fractionation commitments over the term of the obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Commitments,

PIONEER NATURAL RESOURCES COMPANY

Capital Resources and Liquidity" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's commitments.
Raton Basin
The Raton Basin properties are located in the southeast portion of Colorado. The Company owns approximately 185,000 gross acres (165,000 net acres) in the center of the Raton Basin and produces CBM gas from the coal seams in the Vermejo and Raton formations from approximately 2,300 wells.
West Panhandle
The West Panhandle properties are located in the panhandle region of Texas. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas has an average energy content of 1,400 Btu and is produced from approximately 700 wells on more than 246,000 gross acres (239,000 net acres) covering over 375 square miles. The Company controls 100 percent of the wells, production equipment, gathering system and the Fain gas processing plant for the field. As this field is characterized by very low reservoir pressure, Pioneer continually works to improve its overall processing and gathering system efficiency. As part of its cost reduction and efficiency improvement initiatives, the Company plans to connect its gathering system to a third-party system with excess gas processing capacity during March 2017 and will cease recovery of natural gas liquids at its Fain plant.
See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the impairment charges recorded during 2016 and 2015 to reduce the carrying value of the Company's properties in the West Panhandle, South Texas - Eagle Ford Shale and South Texas - Other fields.
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
Selected Oil and Gas Information
The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2016, 2015 and 2014. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand is affected by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. A decline in oil and gas prices or poor drilling results could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access capital markets.
The following tables set forth production, price and cost data with respect to the Company's properties for 2016, 2015 and 2014. These amounts represent the Company's historical results from operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not match the proved reserve volume tables in the "Unaudited Supplementary Information" section included in "Item 8. Financial Statements and Supplementary Data" because field fuel volumes are included in the proved reserve volume tables.

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA

	Year Ended December 31, 2016
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields
Production information:
Annual sales volumes:
Oil (MBbls)	43,049	4,418	—	48,926
NGLs (MBbls)	10,886	3,755	—	15,922
Gas (MMcf)	51,528	26,133	35,368	124,428
Total (MBOE)	62,523	12,528	5,895	85,586
Average daily sales volumes:
Oil (Bbls)	117,619	12,070	—	133,677
NGLs (Bbls)	29,743	10,260	—	43,504
Gas (Mcf)	140,788	71,402	96,634	339,966
Total (BOE)	170,827	34,231	16,106	233,842
Average prices:
Oil (per Bbl)	$40.30	$35.60	$—	$39.65
NGL (per Bbl)	$13.48	$12.86	$—	$13.49
Gas (per Mcf)	$2.11	$2.36	$1.87	$2.11
Revenue (per BOE)	$31.84	$21.32	$11.25	$28.25
Average costs (per BOE):
Production costs:
Lease operating	$5.35	$2.87	$5.07	$5.02
Third-party transportation charges	0.20	6.81	2.93	1.41
Net natural gas plant/gathering	(0.43)	(0.04)	1.96	0.01
Workover	0.35	0.40	0.32	0.35
Total	$5.47	$10.04	$10.28	$6.79
Production and ad valorem taxes:
Ad valorem	$0.50	$0.31	$0.07	$0.46
Production	1.44	0.36	0.01	1.14
Total	$1.94	$0.67	$0.08	$1.60
Depletion expense	$19.62	$12.61	$5.42	$16.77

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2015
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields
Production information:
Annual sales volumes:
Oil (MBbls)	30,312	6,450	—	38,452
NGLs (MBbls)	8,507	4,230	—	14,086
Gas (MMcf)	41,577	35,220	40,761	131,642
Total (MBOE)	45,748	16,550	6,794	74,478
Average daily sales volumes:
Oil (Bbls)	83,046	17,670	—	105,347
NGLs (Bbls)	23,306	11,590	—	38,592
Gas (Mcf)	113,909	96,492	111,675	360,662
Total (BOE)	125,336	45,343	18,613	204,050
Average prices:
Oil (per Bbl)	$44.30	$41.74	$—	$43.55
NGL (per Bbl)	$12.95	$13.90	$—	$13.31
Gas (per Mcf)	$2.29	$2.69	$2.22	$2.40
Revenue (per BOE)	$33.84	$25.55	$13.30	$29.25
Average costs (per BOE):
Production costs:
Lease operating	$9.08	$3.21	$6.04	$7.24
Third-party transportation charges	0.26	4.90	3.12	1.60
Net natural gas plant/gathering	(0.45)	0.02	1.82	0.16
Workover	0.61	0.99	—	0.62
Total	$9.50	$9.12	$10.98	$9.62
Production and ad valorem taxes:
Ad valorem	$0.92	$0.50	$0.27	$0.76
Production (a)	1.62	0.65	(0.01)	1.19
Total	$2.54	$1.15	$0.26	$1.95
Depletion expense	$22.12	$15.80	$5.19	$18.01
 ______________________
(a) The credit amount in production taxes per BOE for the Raton field is due to the receipt of a severance tax refund from the state of Colorado.

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2014
	Included in Continuing Operations				Included in Discontinued Operations
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields	United States	Total
Production information:
Annual sales volumes:
Oil (MBbls)	23,701	6,498	—	31,767	951	32,718
NGLs (MBbls)	7,504	4,939	—	14,106	1,655	15,761
Gas (MMcf)	29,608	32,733	45,373	123,860	13,826	137,686
Total (MBOE)	36,139	16,892	7,562	66,516	4,911	71,427
Average daily sales volumes:
Oil (Bbls)	64,935	17,802	—	87,034	2,605	89,639
NGLs (Bbls)	20,558	13,530	—	38,646	4,535	43,181
Gas (Mcf)	81,117	89,679	124,310	339,341	37,881	377,222
Total (BOE)	99,012	46,279	20,718	182,237	13,453	195,690
Average prices:
Oil (per Bbl)	$86.51	$81.84	$—	$85.29	$93.10	$85.51
NGL (per Bbl)	$27.06	$25.49	$—	$27.06	$30.30	$27.40
Gas (per Mcf)	$3.81	$4.35	$4.05	$4.10	$4.30	$4.12
Revenue (per BOE)	$65.48	$47.36	$24.30	$54.11	$40.36	$53.71
Average costs (per BOE):
Production costs:
Lease operating	$11.57	$3.46	$7.18	$8.66	$8.99	$8.66
Third-party transportation charges	0.25	3.10	2.95	1.29	1.88	1.36
Net natural gas plant/gathering	(1.23)	0.03	2.25	(0.20)	0.88	(0.12)
Workover	0.94	0.33	—	0.65	0.40	0.64
Total	$11.53	$6.92	$12.38	$10.40	$12.15	$10.54
Production and ad valorem taxes:
Ad valorem	$1.43	$0.83	$0.73	$1.13	$1.25	$1.14
Production	3.18	1.22	0.36	2.18	1.11	2.11
Total	$4.61	$2.05	$1.09	$3.31	$2.36	$3.25
Depletion expense	$20.41	$11.49	$4.48	$15.19	$2.10	$14.29

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
The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2016:
PRODUCTIVE WELLS

Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
7,582	3,744	11,326	6,825	3,153	9,978
Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2016:
LEASEHOLD ACREAGE

Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
1,361,161	1,154,333	226,041	187,030	243,044

The following table sets forth the expiration dates of the leases on the Company's gross and net undeveloped acres as of December 31, 2016:

	Acres Expiring (a)
	Gross	Net
2017	133,558	100,129
2018	64,490	63,122
2019	9,981	9,981
2020	160	160
2021	3,564	1,300
Thereafter	14,288	12,338
Total	226,041	187,030
 _____________________

(a)	Acres expiring are based on contractual lease maturities.

Of the 163,251 net acres expiring in 2017 and 2018, 132,945 net acres (81 percent) are concentrated in eastern Colorado. Over the past few years, the Company has conducted limited exploratory activities across this acreage. The Company's exploratory drilling activities have not resulted in discovering commercial quantities of hydrocarbons; therefore, no proved reserves have been attributed to any of this acreage. The remainder of the net undeveloped acres expiring over the next two year period is primarily concentrated in the Permian Basin in West Texas, where the Company has an active drilling program and ongoing efforts to extend leases that may not be drilled prior to expiration. The Company currently has no proved undeveloped reserve locations scheduled to be drilled after lease expiration.

PIONEER NATURAL RESOURCES COMPANY

Drilling and other exploratory and development activities. The following table sets forth the number of gross and net wells drilled by the Company during 2016, 2015 and 2014 that were productive or dry holes. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.
DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Productive wells:
Development	39	116	309	32	78	258
Exploratory	215	218	330	194	151	239
Dry holes:
Development	—	—	—	—	—	—
Exploratory	—	2	5	—	1	5
Total	254	336	644	226	230	502
Success ratio (a)	100%	99%	99%	100%	99%	99%
 ______________________

(a)	Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

Present activities. The following table sets forth information about the Company's wells that were in process of being drilled as of December 31, 2016:

	Gross Wells	Net Wells
Development	12	10
Exploratory	133	121
Total	145	131

ITEM 3.	LEGAL PROCEEDINGS
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

PIONEER NATURAL RESOURCES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of the date of this Report regarding the Company's executive officers. All of the Company's executive officers serve at the discretion of the Company's board of directors. There are no family relationships among any of the Company's directors or executive officers.

Name	Position	Age

Scott D. Sheffield	Executive Chairman	64
Timothy L. Dove	President and Chief Executive Officer	60
Mark S. Berg	Executive Vice President, Corporate/Operations	58
Chris J. Cheatwood	Executive Vice President, Business Development and Geoscience	56
Richard P. Dealy	Executive Vice President and Chief Financial Officer	50
J.D. Hall	Executive Vice President, Permian Operations	51
Kenneth H. Sheffield, Jr.	Executive Vice President, STAT, WAT and Corporate Engineering	56
William F. Hannes	Senior Vice President, Special Projects	57
Frank E. Hopkins	Senior Vice President, Investor Relations	68
Mark H. Kleinman	Senior Vice President and General Counsel	55
Teresa A. Fairbrook	Vice President and Chief Human Resources Officer	43
Margaret M. Montemayor	Vice President and Chief Accounting Officer	39
Stephanie D. Stewart	Vice President and Chief Information Officer	48
Scott D. Sheffield
Mr. Sheffield was named Executive Chairman of the Board on January 1, 2017, pursuant to the succession process announced in May 2016. He retired as Chief Executive Officer of the Company effective December 31, 2016, a position he had held since August 1997. He was first named Chairman of the Board of Directors in August 1999. He also served as President of the Company from August 1997 to November 2004. Mr. Sheffield had served as Chief Executive Officer and director from June 2007, and as Chairman of the Board from May 2008, of the general partner of Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest"), which was a majority-owned subsidiary of the Company, until the Company's acquisition of Pioneer Southwest in December 2013. Mr. Sheffield was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley Petroleum Company, a predecessor of the Company (together with its predecessor companies, "Parker & Parsley") from January 1989 until the Company was formed in August 1997. Mr. Sheffield joined Parker & Parsley as a petroleum engineer in 1979, was promoted to Vice President - Engineering in September 1981, was elected President and a Director in April 1985, and became Parker & Parsley's Chairman of the Board and Chief Executive Officer in January 1989. Before joining Parker & Parsley, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. Mr. Sheffield also serves as a director of The Williams Companies, Inc., a provider of large-scale infrastructure for natural gas and natural gas products, and Santos Limited, an Australian exploration and production company, and as a member of the advisory boards of the Center for Global Energy Policy at Columbia University and L1 Energy (UK) LLP, a private investment firm. Mr. Sheffield is a distinguished graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering.
Timothy L. Dove
Mr. Dove has served as the Company's President and Chief Executive Officer since January 1, 2017. He held the positions for the Company of President and Chief Operating Officer from December 2004 to January 2017, Executive Vice President and Chief Financial Officer from February 2000 to November 2004 and Executive Vice President - Business Development from August 1997 to January 2000. Mr. Dove also served as President and Chief Operating Officer of the general partner of Pioneer Southwest from June 2007 through the Company's acquisition of Pioneer Southwest in December 2013. Mr. Dove joined Parker & Parsley in 1994 as a Vice President and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until the Company's formation in August 1997. Before joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp and its successor, Maxus Energy Corp., in various capacities in international exploration and production, marketing, refining, and planning and development. Mr. Dove earned a Bachelor of Science degree in Mechanical Engineering from Massachusetts Institute of Technology and received his Master of Business Administration from the University of Chicago.

PIONEER NATURAL RESOURCES COMPANY

Mark S. Berg
Mr. Berg was elected the Company's Executive Vice President and General Counsel in April 2005, serving in those capacities until January 2014, at which time he assumed broader executive responsibilities, most recently being elected to serve as Executive Vice President, Corporate/Operations in August 2015. Mr. Berg also served as Executive Vice President and General Counsel of the general partner of Pioneer Southwest from June 2007 through the Company's acquisition of Pioneer Southwest in December 2013. Prior to joining the Company, Mr. Berg served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2002. Subsequent to the sale of American General to American International Group, Inc., Mr. Berg joined Hanover Compressor Company as Senior Vice President, General Counsel and Secretary. He served in that capacity from May 2002 through April 2004. Mr. Berg began his career in 1983 with the Houston-based law firm of Vinson & Elkins L.L.P. He was a partner with the firm from 1990 through 1997. Mr. Berg graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Tulane University in 1980. He earned his Juris Doctorate with honors from the University of Texas School of Law in 1983.
Chris J. Cheatwood
Mr. Cheatwood was elected the Company's Executive Vice President, Business Development and Geoscience in November 2011. Mr. Cheatwood had previously served the Company as Executive Vice President, Business Development and Technology since February 2010, as Executive Vice President, Geoscience from November 2007 until February 2010, as Executive Vice President - Worldwide Exploration from January 2002 until November 2007, as Senior Vice President - Worldwide Exploration from December 2000 to January 2002, and as Vice President - Domestic Exploration from July 1998 to December 2000. Mr. Cheatwood also served as an Executive Vice President of the general partner of Pioneer Southwest from June 2007 through the Company's acquisition of Pioneer Southwest in December 2013. Before joining the Company, Mr. Cheatwood spent ten years with Exxon Corporation. Mr. Cheatwood is a graduate of the University of Oklahoma with a Bachelor of Science degree in Geology and earned his Master of Science degree in Geology from the University of Tulsa.
Richard P. Dealy
Mr. Dealy was elected the Company's Executive Vice President and Chief Financial Officer in November 2004. Mr. Dealy held positions for the Company as Vice President and Chief Accounting Officer from February 1998 to November 2004, and Vice President and Controller from August 1997 to January 1998. Mr. Dealy also served as Executive Vice President, Chief Financial Officer, Treasurer and Director of the general partner of Pioneer Southwest from June 2007 through the Company's acquisition of Pioneer Southwest in December 2013. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1996, in which position he served until August 1997. He is a Certified Public Accountant, and before joining Parker & Parsley, he was employed by KPMG LLP. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance and is a Certified Public Accountant.
J. D. Hall
Mr. Hall was elected Executive Vice President, Permian Operations, in August 2015. Mr. Hall had previously held positions for the Company as Executive Vice President, Southern Wolfcamp Operations from August 2014 to August 2015, Senior Vice President, South Texas Operations from June 2013 to August 2014, Vice President, South Texas Operations from February 2013 to June 2013, Vice President, South Texas Asset Team from September 2012 to February 2013, and Vice President, Eagle Ford Asset Team from January 2010 to September 2012. Prior to his positions in South Texas, he was the Operations Manager in Alaska from January 2005 to January 2010. He previously held several other positions with the Company, including managing offshore, onshore and international projects. He began his career with a predecessor company, MESA, Inc. ("MESA"), in 1989. He has a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and is a Registered Professional Engineer in Texas.
Kenneth H. Sheffield, Jr.
Mr. Sheffield was elected as Executive Vice President, STAT (the Company's South Texas Asset Team), WAT (the Company's Western Asset Team) and Corporate Engineering in August 2015. Mr. Sheffield has previously served the Company in a number of executive positions, including Executive Vice President, South Texas Operations from August 2014 to August 2015, Senior Vice President, Operations and Engineering from June 2013 to August 2014, Vice President, Corporate Engineering from November 2011 to June 2013, and President of the Company's Alaska subsidiary from September 2002 to November 2011. Mr. Sheffield joined MESA in June 1982 and held a number of supervisory and technical positions with MESA in the areas of drilling, production, reservoir engineering and acquisitions until being promoted to Vice President Acquisitions & Development in 1996. He is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering.

PIONEER NATURAL RESOURCES COMPANY

William F. Hannes
Mr. Hannes was elected the Company's Senior Vice President, Special Projects in January 2017. Mr. Hannes had previously served the Company as Senior Vice President, Special Management Committee Advisor since August 2014, as Executive Vice President, Southern Wolfcamp Operations from February 2013 until August 2014, as Executive Vice President, South Texas Operations from February 2010 until February 2013, as Executive Vice President, Business Development from December 2007 until February 2010, as Executive Vice President, Worldwide Business Development from November 2005 until December 2007, and as Vice President, Engineering and Development from September 2003 until November 2005. Mr. Hannes joined Parker & Parsley in July 1997 as Director of Business Development, and continued to serve the Company in this capacity after the Company's formation in August 1997 until he was promoted to Vice President - Engineering and Development in June 2001, which position he held until November 2005. Prior to joining Parker & Parsley, Mr. Hannes held engineering positions with Mobil Corporation and Superior Oil Company. Mr. Hannes earned his Bachelor of Science degree in Petroleum Engineering from Texas A&M University.
Frank E. Hopkins
Mr. Hopkins was elected the Company's Senior Vice President, Investor Relations in August 2011. Mr. Hopkins had previously held the position of Vice President, Investor Relations since joining the Company in February 2005. Before joining the Company, Mr. Hopkins was with Exxon Mobil Corporation where he served as General Manager, Strategic Planning for the Global Services Company, and as Deputy Manager, Investor Relations. He also served in various capacities with Mobil Corporation, including Manager, Investor Relations and Assistant Controller. Mr. Hopkins earned his Bachelor of Science degree in Business Administration from Penn State University and also participated in the executive education program at the Kellogg School of Management of Northwestern University.
Mark H. Kleinman
Mr. Kleinman was elected Senior Vice President and General Counsel in January 2014. He also held the positions of Corporate Secretary from June 2005 through August 2015, Vice President from May 2006 until January 2014 and Chief Compliance Officer from June 2005 until May 2013. Mr. Kleinman also served as Vice President and Secretary of the general partner of Pioneer Southwest from June 2007 until April 2008, and as its Vice President and Chief Compliance Officer from April 2008 through the Company's acquisition of Pioneer Southwest in December 2013. Prior to joining the Company, Mr. Kleinman was Vice President and General Counsel of Inet Technologies, Inc., a communications software provider, from 2000 until its acquisition in 2004, and Assistant General Counsel of Sterling Software, Inc., a computer software provider, from 1996 until its acquisition in 2000. Mr. Kleinman earned a Bachelor of Arts degree in Government from the University of Texas and graduated, with honors, from the University of Texas School of Law.
Teresa A. Fairbrook
Ms. Fairbrook was elected the Company's Vice President and Chief Human Resources Officer in March 2016, prior to which she had served as Vice President, Human Resources since February 2013. She joined the Company in 1999, serving in a number of positions in the Human Resources Department. Prior to joining the Company, Ms. Fairbrook was in human resources at Dal-Tile Corporation in Dallas, Texas, where she held a variety of roles in employee relations, recruiting and benefits. Ms. Fairbrook received a Bachelor of Business Administration degree from St. Mary's University in San Antonio, Texas, with an emphasis in Human Resource Management, and is a Certified Compensation Professional.
Margaret M. Montemayor
Ms. Montemayor was elected the Company's Vice President and Chief Accounting Officer in March 2014. Ms. Montemayor had previously served the Company as Vice President and Corporate Controller since January 2014, Corporate Controller from April 2012 to December 2013, and Director of Technical Accounting and Financial Reporting from June 2010 to March 2012. Prior to joining the Company, Ms. Montemayor served as Manager at PricewaterhouseCoopers LLP since June 2006. Ms. Montemayor graduated from St. Mary's University in San Antonio, Texas with a Bachelor of Business Administration degree in Accounting and a Master of Business Administration and is a Certified Public Accountant.
Stephanie D. Stewart
Ms. Stewart joined the Company in June 2014 as Vice President and Chief Information Officer. Before joining the Company, she served as Vice President of E&P Data and Analytics at Devon Energy at the end of her 12-year tenure there. Prior to Devon, she worked in information technology at Williams Energy and BP Amoco. Ms. Stewart earned a Bachelor of Business Administration degree from the University of Oklahoma and her Executive MBA in Energy from the University of Oklahoma's Price College of Business.
Officers are generally elected by the Company's board of directors at its meeting on the day of each annual election of directors, with each such officer serving until a successor has been elected and qualified.

PIONEER NATURAL RESOURCES COMPANY

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed and traded on the NYSE under the symbol "PXD." The Company's board of directors (the "Board") declared dividends to the holders of the Company's common stock of $0.04 per share during each of the first and third quarters of the years ended December 31, 2016 and 2015. The Board intends to consider the payment of dividends to the holders of the Company's common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant.
The following table sets forth quarterly high and low prices of the Company's common stock and dividends declared per share for the years ended December 31, 2016 and 2015:

	High	Low	Dividends Declared Per Share
Year ended December 31, 2016
Fourth quarter	$195.00	$166.50	$—
Third quarter	$190.94	$147.21	$0.04
Second quarter	$171.88	$136.97	$—
First quarter	$145.87	$103.50	$0.04
Year ended December 31, 2015
Fourth quarter	$150.00	$114.40	$—
Third quarter	$140.08	$105.83	$0.04
Second quarter	$181.97	$136.18	$—
First quarter	$167.30	$133.95	$0.04
On February 14, 2017, the last reported sales price of the Company's common stock, as reported in the NYSE composite transactions, was $198.90 per share.
As of February 14, 2017, the Company's common stock was held by 11,321 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of its common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
October 2016	1,643	$190.97	—	—
November 2016	57	$179.02	—	—
December 2016	754	$189.57	—	—
Total	2,454	$190.26	—	$—
____________________

(a)	Consists of shares purchased from employees in order for employees to satisfy tax withholding payments related to share-based awards that vested during the period.

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company as of and for each of the five years ended December 31, 2016 should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Statements of Operations Data:
Oil and gas revenues	$2,418	$2,178	$3,599	$3,088	$2,512
Total revenues and other income (a)	$3,824	$4,825	$5,072	$3,658	$3,021
Total costs and expenses (a)(b)	$4,783	$5,246	$3,475	$4,232	$2,189
Income (loss) from continuing operations	$(556)	$(266)	$1,041	$(361)	$544
Loss from discontinued operations, net of tax (c)	$—	$(7)	$(111)	$(438)	$(301)
Net income (loss) attributable to common stockholders	$(556)	$(273)	$930	$(838)	$192
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$(3.34)	$(1.79)	$7.17	$(2.94)	$3.99
Diluted	$(3.34)	$(1.79)	$7.15	$(2.94)	$3.88
Net income (loss) attributable to common stockholders per share:
Basic	$(3.34)	$(1.83)	$6.40	$(6.16)	$1.54
Diluted	$(3.34)	$(1.83)	$6.38	$(6.16)	$1.50
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet Data (as of December 31):
Total assets	$16,459	$15,154	$14,909	$12,272	$13,041
Long-term obligations	$4,482	$5,317	$4,901	$4,426	$6,225
Total equity	$10,411	$8,375	$8,589	$6,615	$5,867
 ______________________

(a)
The Company recognized revenues from the sale of purchased oil and gas of $1.5 billion, $964 million and $726 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also recognized expenses related to purchased oil and gas of $1.6 billion, $1.0 billion and $703 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's revenues and expenses from these transactions.

(b)
During 2016, 2015 and 2013, the Company recognized impairment charges of $32 million related to oil and gas properties in the West Panhandle, $1.1 billion related to oil and gas properties in the West Panhandle, South Texas - Other and South Texas - Eagle Ford Shale fields and $1.5 billion related to dry gas properties in the Raton field, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's impairment charges.

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
Financial and Operating Performance
Pioneer's financial and operating performance for 2016 included the following highlights:

•
Net loss attributable to common stockholders was $556 million ($3.34 per diluted share) for the year ended December 31, 2016, as compared to a net loss of $273 million ($1.83 per diluted share) in 2015. The $283 million decrease in earnings attributable to common stockholders is primarily comprised of a $290 million increase in loss from continuing operations, partially offset by a $7 million decrease in loss from discontinued operations, net of tax.

The primary components of the decrease in earnings from continuing operations include:

•	a $1.0 billion decrease in net derivative results, primarily as a result of changes in the Company's portfolio of derivatives and increases in commodity prices;

•	a $780 million decrease in net gains on disposition of assets as a result of recognizing a $777 million gain in 2015 associated with the sale of EFS Midstream;

•	a $95 million increase in DD&A expense, primarily attributable to a 15 percent increase in sales volumes;

•	a $25 million decrease in earnings associated with purchases and sales of oil and gas used to fulfill transportation commitments;

•	a $20 million increase in exploration and abandonment charges, primarily due to writing off the Company's unproved acreage in Alaska during 2016 as it is no longer expected to be developed; and

•
a $20 million increase in interest expense, primarily due to incremental interest expense associated with the 3.45% Senior Notes and 4.45% Senior Notes issued by the Company in December 2015; partially offset by

•
a $1.0 billion decrease in impairment charges, principally related to the impairments recorded in 2015 to reduce the carrying value of the Company's South Texas - Eagle Ford Shale, West Panhandle and South Texas - Other fields;

•
a $248 million increase in the Company's income tax benefit, primarily as a result of the reduction in earnings from continuing operations and tax credits recognized in 2016 associated with research and experimental expenditures related to horizontal drilling and completion innovations;

•	a $240 million increase in oil and gas revenues as a result a 15 percent increase in sales volumes, partially offset by a decrease in oil and gas prices;

•	a $145 million decrease in total oil and gas production costs and production and ad valorem taxes, primarily due to the Company's cost reduction initiatives and the decline in commodity prices; and

•
a $27 million decrease in other expense, primarily related to reductions in inventory and other property and equipment impairment charges, idle drilling and well service equipment charges and restructuring charges.

•
Daily sales volumes from continuing operations increased on a BOE basis by 15 percent to 233,842 BOEPD during 2016, as compared to 204,050 BOEPD during 2015, primarily due to the success of the Company's Spraberry/Wolfcamp horizontal drilling program.

•
Average oil and gas prices from continuing operations decreased during 2016 to $39.65 per Bbl and $2.11 per Mcf, respectively, as compared to respective average prices of $43.55 per Bbl and $2.40 per Mcf during 2015. Average NGL prices increased during 2016 to $13.49 per Bbl as compared to $13.31 per Bbl in 2015.

•
Net cash provided by operating activities increased by 20 percent to $1.5 billion for 2016, as compared to $1.2 billion during 2015, primarily due to increases in the Company's oil and gas revenues in 2016 as a result of increased sales volumes (partially offset by the aforementioned decreases in oil and gas prices), reductions in operating costs and a decrease in funds used to satisfy working capital obligations.

•
As of December 31, 2016, the Company's net debt to book capitalization decreased to two percent, as compared to 21 percent as of December 31, 2015, primarily due to the Company's issuances of 19.8 million shares of common stock during 2016 for cash proceeds of $2.5 billion.

First Quarter 2017 Outlook
Based on current estimates, the Company expects the following operating and financial results for the quarter ending March 31, 2017:
Production is forecasted to average 243,000 to 248,000 BOEPD.

PIONEER NATURAL RESOURCES COMPANY

Production costs (including production and ad valorem taxes and transportation costs) are expected to average $7.75 to $9.75 per BOE, based on current NYMEX strip commodity prices. DD&A expense is expected to average $15.50 to $17.50 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $80 million to $85 million. Interest expense is expected to be $45 million to $50 million, and other expense is expected to be $60 million to $70 million. Other expense is expected to include (i) $35 million to $40 million of charges associated with excess firm gathering and transportation commitments, (ii) $10 million to $15 million of losses (principally noncash) associated with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company and (iii) other miscellaneous charges. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent, assuming current capital spending plans and no significant derivative MTM changes in the Company's derivative position. Cash income taxes are expected to be less than $5 million.
2017 Capital Budget
Pioneer's capital budget for 2017 totals $2.8 billion, consisting of $2.5 billion for drilling and completion related activities, including additional tank batteries, saltwater disposal facilities and gas processing facilities, and $275 million for water infrastructure, vertical integration, and field facilities. The 2017 budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and information technology system upgrades.
The 2017 drilling capital of $2.5 billion continues to be focused on oil- and liquids-rich drilling, with over 95 percent of the capital allocated to horizontal drilling activities in the Spraberry/Wolfcamp field. The following is the forecasted spending by asset area:

•
Spraberry/Wolfcamp field - $2.4 billion, including (i) $1.9 billion of horizontal drilling capital, (ii) $265 million for infrastructure (additional tank batteries and salt water disposal facilities), (iii) $115 million for gas processing facilities and (iv) $110 million of land, science and other expenditures;

•	Eagle Ford Shale - $95 million, including $65 million of horizontal drilling capital and $30 million of compression additions, land and other expenditures; and

•	Other assets - $20 million.

The 2017 capital budget is expected to be funded from a combination of operating cash flow, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, borrowings under the Company's credit facility.
Acquisitions
During 2016, 2015 and 2014, the Company spent $446 million, $36 million and $104 million, respectively, to acquire primarily undeveloped acreage for future exploitation and exploration activities in the Spraberry/Wolfcamp field of the Permian Basin. During 2016, the Company completed the acquisition of approximately 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD from an unaffiliated third party for $428 million, including normal closing adjustments. During 2014, the Company acquired the remaining limited partner interests in five affiliated oil and gas drilling partnerships for $54 million and caused the partnerships to be merged with and into a wholly-owned subsidiary of the Company. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's acquisitions.
Divestitures and Discontinued Operations
EFS Midstream. In July 2015, the Company completed the sale of its 50.1 percent equity interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining $501 million was received in July 2016. The Company recorded a net gain on the disposition of $777 million in September 2015.
Hugoton, Barnett Shale and Alaska. In 2014, the Company completed the sale of (i) its net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million, (ii) its net assets in the Barnett Shale field in North Texas for cash proceeds of $150 million and (iii) 100 percent of the capital stock in Pioneer Alaska for cash proceeds of $267 million. The Company has reflected the results of operations of its Hugoton assets, its Barnett Shale assets and Pioneer Alaska (prior to their sale) as discontinued operations in the accompanying consolidated statements of operations.
Sendero. In March 2014, the Company completed the sale of its majority interest in Sendero to Sendero's minority interest owner for cash proceeds of $31 million. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016.

PIONEER NATURAL RESOURCES COMPANY

See Notes C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's divestitures and discontinued operations.

Results of Operations
Oil and gas revenues. Oil and gas revenues from continuing operations totaled $2.4 billion, $2.2 billion and $3.6 billion during 2016, 2015 and 2014, respectively.
The increase in 2016 oil and gas revenues relative to 2015 is primarily due increases of 27 percent and 13 percent in oil and NGL sales volumes, respectively, partially offset by a six percent decline in gas sales volumes and declines of nine percent and 12 percent in oil and gas prices, respectively.
The decrease in 2015 oil and gas revenues relative to 2014 is primarily due to declines of 49 percent, 51 percent and 41 percent in oil, NGL and gas prices, respectively, partially offset by 21 percent and six percent increases in oil and gas sales volumes, respectively.
The following table provides average daily sales volumes from continuing operations for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Oil (Bbls)	133,677	105,347	87,034
NGLs (Bbls)	43,504	38,592	38,646
Gas (Mcf)	339,966	360,662	339,341
Total (BOE)	233,842	204,050	182,237
Average daily sales volumes from continuing operations in 2016 and 2015 increased by 15 percent and 12 percent, respectively, as compared to the average daily sales volumes in the respective prior years, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Production for the years ended December 31, 2016 and 2015 reflects lower NGL production volumes of approximately 4,700 barrels per day and 5,300 barrels per day, respectively, due to voluntary reductions in recoveries of ethane since it had a higher value if sold as part of the gas stream.
The following table provides average daily sales volumes from discontinued operations during 2014:

Year Ended December 31,
2014
Oil (Bbls)	2,605
NGLs (Bbls)	4,535
Gas (Mcf)	37,881
Total (BOE)	13,453

The oil, NGL and gas prices that the Company reports are based on the market prices received for the commodities. The following table provides the Company's average prices from continuing operations for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Oil (per Bbl)	$39.65	$43.55	$85.29
NGLs (per Bbl)	$13.49	$13.31	$27.06
Gas (per Mcf)	$2.11	$2.40	$4.10
Total (per BOE)	$28.25	$29.25	$54.11
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these

PIONEER NATURAL RESOURCES COMPANY

transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming the responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the year ended December 31, 2016 was a loss of $64 million, as compared to a loss of $39 million and earnings of $23 million for the years ended December 31, 2015 and 2014, respectively. Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information on unused transportation commitment charges.
Interest and other income. The Company's interest and other income from continuing operations was $32 million for the year ended December 31, 2016, as compared to $22 million and $26 million for the years ended December 31, 2015 and 2014, respectively. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's interest and other income.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the year ended December 31, 2016, the Company recorded $161 million of net derivative losses, compared to $879 million and $712 million of net derivative gains for the years ended December 31, 2015 and 2014, respectively, on commodity price and interest rate derivatives. For the years ended December 31, 2016, 2015 and 2014, the Company received net cash receipts of $690 million, $876 million and $103 million, respectively, from its derivative activities.
The following table details the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015			2014
	Net cash receipts	Price impact		Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)			(in millions)
Oil derivative receipts	$609	$12.42	per Bbl	$744	$19.36	per Bbl	$104	$3.34	per Bbl
NGL derivative receipts	5	$0.30	per Bbl	18	$0.79	per Bbl	8	$0.56	per Bbl
Gas derivative receipts (payments)	67	$0.54	per Mcf	114	$0.87	per Mcf	(27)	$(0.22)	per Mcf
Total net commodity derivative receipts	$681			$876			$85
The Company's open derivative contracts are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $2 million, $782 million and $9 million during the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2015, the Company's gains on disposition of assets are primarily due to the gain of $777 million recognized on the sale of EFS Midstream.
Oil and gas production costs. The Company's oil and gas production costs from continuing operations totaled $581 million, $717 million and $693 million for the years ended December 31, 2016, 2015 and 2014, respectively. Lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from gathering and processing of third party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the year ended December 31, 2016 decreased 29 percent as compared to 2015. The decrease in lease operating expenses per BOE is primarily due to a greater proportion of the Company's production coming from horizontal wells in the Spraberry/Wolfcamp area that have lower per BOE lease operating costs, cost reduction initiatives and lower electricity and fuel costs, which are impacted by lower commodity prices. The decline in workover costs per BOE during 2016 as compared to 2015 was primarily due to reduced workover activity on older vertical wells, as such activity was generally uneconomical as a result of the lower commodity price environment.
Total oil and gas production costs per BOE for the year ended December 31, 2015 decreased eight percent as compared to 2014. The decrease in lease operating expenses per BOE is also primarily due to a greater proportion of the Company's production coming from horizontal wells in the Spraberry/Wolfcamp area that have lower per BOE lease operating costs, cost reduction

PIONEER NATURAL RESOURCES COMPANY

initiatives and lower electricity and fuel costs, which are impacted by lower commodity prices. The increase in third-party transportation charges reflects the impact of the Company's sale of its interest in EFS Midstream in July 2015 whereby the Company is no longer able to reduce its transportation costs by its proportionate share of the cash flow generated by EFS Midstream. The increase in net natural gas plant charges per BOE during 2015, as compared to 2014, is primarily reflective of reduced earnings on third-party volumes that are processed in Company-owned facilities due to lower NGL and gas prices.
The following table provides the components of the Company's total production costs per BOE for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Lease operating expenses	$5.02	$7.24	$8.66
Third-party transportation charges	1.41	1.60	1.29
Net natural gas plant/gathering charges	0.01	0.16	(0.20)
Workover costs	0.35	0.62	0.65
Total production costs	$6.79	$9.62	$10.40
Production and ad valorem taxes. The Company recorded production and ad valorem taxes from continuing operations of $136 million during 2016, as compared to $145 million and $220 million for 2015 and 2014, respectively. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The following table provides the Company's production and ad valorem taxes per BOE from continuing operations for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Production taxes	$1.14	$1.19	$2.18
Ad valorem taxes	0.46	0.76	1.13
Total ad valorem and production taxes	$1.60	$1.95	$3.31
 Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $1.5 billion ($17.29 per BOE), $1.4 billion ($18.59 per BOE), and $1.0 billion ($15.75 per BOE) for 2016, 2015 and 2014, respectively. Depletion expense on oil and gas properties, the largest component of DD&A expense, was $16.77, $18.01 and $15.19 per BOE during 2016, 2015 and 2014, respectively.
During 2016, the seven percent decrease in per BOE depletion expense, as compared to 2015, is primarily due to (i) reserve additions attributable to the Company's successful drilling activities and (ii) cost reduction initiatives that lowered expected lease operating expense, which had the effect of adding reserves by lengthening the economic life of the Company's producing wells.
During 2015, the 19 percent increase in per BOE depletion expense, as compared to that of 2014 was primarily due to (i) declines in commodity prices during the fourth quarter of 2014 and further price declines in 2015, which led to reductions in proved reserves as a result of shortening the economic productive lives of the Company's producing wells and, to a lesser extent, (ii) a decline in proved undeveloped reserves during the fourth quarter of 2014 to remove 39 MMBOE of proved undeveloped vertical well locations that were no longer expected to be drilled as a result of the Company shifting its planned capital expenditures to higher-rate-of-return horizontal drilling.
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
Impairment of oil and gas properties and other long-lived assets. The Company recorded impairment expense in continuing operations to reduce the carrying values of oil and gas properties by $32 million and $1.1 billion during the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, the Company did not have any impairment expense in continuing operations.
The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying values of those assets may not be recoverable. In order to perform these

PIONEER NATURAL RESOURCES COMPANY

assessments, management uses various observable and unobservable inputs, including management's outlooks for (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production.
Management's long-term commodity price outlooks are developed based on third-party longer-term commodity futures price outlooks as of a measurement date ("Management's Price Outlooks"). At December 31, 2016, Management's Price Outlook for oil and gas prices were nine percent higher and four percent lower, respectively, than the comparable prices at December 31, 2015. At December 31, 2015, Management's Price Outlook for oil and gas prices were lower by 23 percent and 20 percent, respectively, than the comparable prices at December 31, 2014. The trend of Management's Price Outlooks by year is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Management's oil outlook (Bbl)	$57.32	$52.82	$68.64
Management's gas outlook (MMBtu)	$3.21	$3.34	$4.16
As a result of the Company's impairment assessments, including reductions in Management's Price Outlooks, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) the West Panhandle field during the year ended December 31, 2016 ($32 million) and (ii) the Eagle Ford Shale field ($846 million), the West Panhandle field ($138 million) and the South Texas - Other field ($72 million) during the year ended December 31, 2015.
It is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying values of its properties. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves (ii) results of future drilling activities, (iii) changes in Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these fields.
See Notes B and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's impairment assessments.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and leasehold abandonments and other exploration expense from continuing operations for 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Geological and geophysical	$77	$71	$86
Exploratory well costs	1	17	27
Leasehold abandonments and other	41	11	64
	$119	$99	$177
During 2016, the Company's exploration and abandonment expense was primarily attributable to $77 million of geological and geophysical costs, of which $70 million was geological and geophysical administrative costs and $41 million of leasehold abandonment expense, which included $32 million associated with unproved acreage in Alaska in which the Company held an overriding royalty interest. During 2016, the Company completed and evaluated 215 exploration/extension wells, all of which were successfully completed as discoveries.
During 2015, the Company's exploration and abandonment expense was primarily attributable to $71 million of geological and geophysical costs, of which $60 million was geological and geophysical administrative costs; $17 million of dry hole provisions, primarily related to drilling activities attributable to the Company's unproved acreage position in southeast Colorado; and $11 million of leasehold abandonment expense, which includes $7 million associated with the Company's unproved acreage position in southeast Colorado. During 2015, the Company completed and evaluated 220 exploration/extension wells, 218 of which were successfully completed as discoveries.
During 2014, the Company's exploration and abandonment expense was primarily attributable to $86 million of geological and geophysical costs, of which $59 million was geological and geophysical administrative costs; $27 million of dry hole provisions, primarily related to drilling activities attributable to the Company's unproved acreage position in southeast Colorado; and $64 million of leasehold abandonment expense, which included $50 million associated with the Company's unproved acreage position

PIONEER NATURAL RESOURCES COMPANY

in southeast Colorado. During 2014, the Company completed and evaluated 335 exploration/extension wells, 330 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense from continuing operations totaled $325 million ($3.80 per BOE), $327 million ($4.39 per BOE) and $333 million ($5.01 per BOE) during 2016, 2015 and 2014, respectively. The decrease in year-over-year general and administrative expense and per BOE expense for both 2016 and 2015 were primarily due to the Company's cost reduction initiatives, including not replacing personnel who have left the Company and reduced contractor activity, while continuing to increase production volumes.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations from continuing operations was $18 million, $12 million and $12 million during the years ended December 31, 2016, 2015 and 2014, respectively. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's asset retirement obligations.
Interest expense. Interest expense was $207 million, $187 million and $184 million during 2016, 2015 and 2014, respectively. The increase in interest expense during the year ended December 30, 2016, as compared 2015, was primarily due to incremental interest expense associated with the Company's December 2015 issuance of $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026. The weighted average interest rate on the Company's indebtedness for the year ended December 31, 2016 was 6.0 percent, as compared to 6.9 percent and 6.9 percent for the years ended December 31, 2015 and 2014, respectively.
See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt and interest expense.
Other expenses. Other expenses from continuing operations were $288 million during 2016, as compared to $315 million during 2015 and $106 million during 2014. The $27 million decrease in other expense during 2016, as compared to 2015, was primarily due to decreases of (i) $78 million in inventory and other property and equipment impairment charges, (ii) $28 million in idle drilling and well service equipment charges and (iii) $19 million in restructuring charges (see further information below), partially offset by increases of (iv) $56 million in unused firm transportation costs and (v) $20 million in net losses from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners.
The $209 million increase in other expense during 2015, as compared to 2014, was primarily due to (i) an $85 million increase in idle drilling and well service equipment charges, (ii) a $78 million increase in inventory and other property and equipment impairment charges, principally related to excess vertical pipe inventory, (iii) $23 million in restructuring charges (see further information below), (iv) an $18 million increase in the net loss from Company-provided fracture stimulation and related service operations provided to third-party working interest owners and (v) a $7 million increase in unused firm transportation costs.
In February 2016, the Company announced plans to restructure its pressure pumping operations in South Texas, including relocating its two Eagle Ford Shale pressure pumping fleets to the Spraberry/Wolfcamp area. In connection therewith, the Company offered severance to certain employees and relocated a number of other employees from its South Texas locations to its operations in the Permian Basin. The initiative was substantially complete as of December 31, 2016. In connection therewith, during the year ended December 31, 2016, the Company recognized $4 million of restructuring charges in other expense in the accompanying consolidated statements of operations. The restructuring costs included $3 million in cash employee severance costs and $1 million in employee relocation and other costs.
In May 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pressure pumping services operations. The restructuring plan was substantially complete as of December 31, 2015. In connection therewith, during the year ended December 31, 2015, the Company recognized $23 million of restructuring charges in other expense in the accompanying consolidated statements of operations, which includes approximately $17 million in employee severance costs and $6 million in office lease-related costs.
The Company expects to continue to incur charges associated with excess firm gathering and transportation commitments and vertical integration operations until commodity prices improve, allowing the Company to increase its drilling activities, or, in the case of gathering and transportation commitments, the contractual obligations expire. Based on current drilling plans for 2017, the Company does not expect to incur any idle drilling rig charges.
See Notes B, J and N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's other expenses.
Income tax benefit (provision). The Company recognized an income tax benefit attributable to earnings from continuing operations of $403 million during 2016, as compared to an income tax benefit of $155 million during 2015 and an income tax

PIONEER NATURAL RESOURCES COMPANY

provision of $556 million during 2014. The Company's effective tax rates on earnings from continuing operations, excluding income from noncontrolling interest, for 2016, 2015 and 2014 were 42 percent, 37 percent and 35 percent, respectively, as compared to the combined United States federal and state statutory rates of approximately 36 percent. The Company's effective tax rate for 2016 differs from the combined statutory rate primarily due to recognizing research and experimental expenditures credits of $72 million during 2016, and, to a lesser extent, state income tax apportionments and nondeductible expenses.
As of December 31, 2016, the Company had unrecognized tax benefits of $112 million resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2017.
See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's income tax rates and tax attributes.
Loss from discontinued operations, net of tax. The Company did not have any discontinued operations activity for the year ended December 31, 2016. The Company recognized losses from discontinued operations, net of tax, of $7 million and $111 million in 2015 and 2014, respectively, from the operations of Hugoton, Barnett Shale and Pioneer Alaska prior to their sales.
See Note C and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's discontinued operations and related impairment charges.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payments of contractual obligations, including debt maturities, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures or external financing sources as discussed in "Capital resources" below. During 2017, the Company expects that it will be able to fund its needs for cash (excluding acquisitions, if any) with a combination of internally generated cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, availability under the Company's credit facility or proceeds from divestitures of nonstrategic assets. Although the Company expects that these sources of funding will be adequate to fund capital expenditures, dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
During 2017, the Company plans to continue to focus its capital spending primarily on liquids-rich drilling activities in the Spraberry/Wolfcamp area. The Company's 2017 capital budget totals $2.8 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and information technology systems upgrades), consisting of $2.5 billion for drilling operations and $275 million for water infrastructure, vertical integration and field facilities. Based on the Company's current Management Price Outlooks, Pioneer expects its net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, availability under the Company's credit facility or proceeds from divestitures of nonstrategic assets to be sufficient to fund its planned capital expenditures and contractual obligations, including debt maturities.
Investing activities. Net cash used in investing activities during 2016 was $3.8 billion, as compared to net cash used in investing activities of $1.8 billion and $2.7 billion during 2015 and 2014, respectively. The increase in net cash flow used in investing activities during 2016, as compared to 2015, is primarily due to (i) net purchases of $1.8 billion of investments (commercial paper, corporate bonds and time deposits), (ii) the purchase of 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD, from an unaffiliated third party for $428 million and (iii) a $46 million decrease in proceeds from the disposition of assets, partially offset by (iv) a $253 million decrease in additions to oil and gas properties and (v) an $80 million decrease in additions to other assets and other property and equipment. Proceeds from the disposition of assets during 2016 and 2015 included $501 million and $530 million, respectively, associated with the sale of EFS Midstream. The Company's investing activities during the year ended December 31, 2016 were primarily funded by net cash provided by operating activities, cash on hand and the Company's issuance of 19.8 million shares of common stock during 2016 for cash proceeds of 2.5 billion.
The decrease in net cash flow used in investing activities during 2015, as compared to 2014, was primarily due to (i) a $1.1 billion decrease in additions to oil and gas properties, (ii) a $50 million decrease in additions to other assets and other property and equipment, partially offset by (iii) a $324 million decrease in proceeds from the disposition of assets. Proceeds from the disposition of assets during 2014 include $834 million associated with the divestitures of the Hugoton assets, the Barnett Shale assets, Pioneer Alaska, Sendero and the proved and unproved properties in Gaines and Dawson counties in the Spraberry field.

PIONEER NATURAL RESOURCES COMPANY

In addition to the aforementioned proceeds from the dispositions of assets, the Company's investing activities during the year ended December 31, 2015 were primarily funded by net cash provided by operating activities and cash on hand. See "Results of Operations" above and Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.
Dividends/distributions. During each of the years ended December 31, 2016, 2015 and 2014, the Board declared semiannual dividends of $0.04 per common share. Associated therewith, the Company paid $13 million, $12 million and $12 million, respectively, of aggregate dividends. Future dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2016, the material off-balance sheet arrangements and transactions that the Company had entered included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. See "Contractual obligations" below and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Company's off-balance sheet arrangements.
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
The following table summarizes by period the payments due by the Company for contractual obligations estimated as of December 31, 2016:

	Payments Due by Year
	2017	2018 and 2019	2020 and 2021	Thereafter
	(in millions)
Long-term debt (a)	$485	$450	$950	$1,350
Operating leases (b)	26	47	22	11
Drilling commitments (c)	107	92	—	—
Derivative obligations (d)	77	7	—	—
Purchase commitments (e)	141	10	1	—
Other liabilities (f)	57	81	77	193
Firm purchase, gathering, processing, transportation and fractionation commitments (g)	453	932	868	694
	$1,346	$1,619	$1,918	$2,248
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

(c)
Drilling commitments represent future minimum expenditure commitments for drilling rig services and well commitments under contracts to which the Company was a party on December 31, 2016. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's drilling commitments.

(d)
Derivative obligations represent net liabilities determined in accordance with master netting arrangements for commodity derivatives that were valued as of December 31, 2016. The ultimate settlement amounts of the Company's derivative obligations are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative

PIONEER NATURAL RESOURCES COMPANY

Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative obligations.

(e)	Open purchase commitments primarily represent expenditure commitments for inventory, materials and other property and equipment ordered, but not received, as of December 31, 2016.

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

Capital resources. The Company's primary capital resources are cash and cash equivalents, short-term and long-term investment securities, net cash provided by operating activities, proceeds from divestitures and proceeds from financing activities (principally borrowings under the Company's credit facility or issuances of debt or equity securities). If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures (i) by using cash on hand, (ii) through sales of short-term and long-term investments, (iii) with borrowings under the Company's credit facility, (iv) through issuances of debt or equity securities or (v) through other sources, such as sales of nonstrategic assets.
Operating activities. Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was $1.5 billion, $1.2 billion and $2.4 billion, respectively. The increase in net cash flow provided by operating activities in 2016, as compared to 2015, was primarily due to increases in the Company's oil and gas revenues in 2016 as a result of increased sales volumes (partially offset by decreases in oil and gas prices), reductions in operating costs and a decrease in funds used to satisfy working capital obligations. The decrease in net cash flows provided by operating activities in 2015, as compared to 2014, was primarily due to declines in average oil, NGL and gas prices, partially offset by an increase in net cash receipts from derivative settlements and an increase in oil and gas sales volumes.
Asset divestitures. In July 2015, the Company completed the sale of its 50.1 percent interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining $501 million was received in July 2016.
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
See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Company's asset divestitures.
Financing activities. Net cash provided by financing activities during 2016 was $2.0 billion, as compared to net cash provided by financing activities during 2015 and 2014 of $958 million and $965 million, respectively. The following provides a description of the Company's significant financing activities during 2016, 2015 and 2014:

•	During July 2016, the Company repaid $455 million associated with the maturity of the Company's 5.875% senior notes;

•
During June 2016, the Company completed the sale of 6.0 million shares of its common stock at a per-share price, after underwriter discounts and offering expenses, of $155.27, resulting in $937 million of net cash proceeds;

•
During January 2016, the Company completed the sale of 13.8 million shares of its common stock at a per-share price, after underwriter discounts and offering expenses, of $115.78, resulting in $1.6 billion of net cash proceeds;

PIONEER NATURAL RESOURCES COMPANY

•
During December 2015, the Company issued $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026 and received combined proceeds, net of $9 million of underwriter discounts and offering expenses, of $991 million;

•
During August 2015, the Company amended its credit facility with a syndicate of financial institutions to extend its maturity to August 2020, while maintaining aggregate loan commitments of $1.5 billion; and

•
During November 2014, the Company completed the sale of 5.75 million shares of its common stock at a per-share price, after underwriter discounts and offering expenses, of $170.50, resulting in $980 million of net cash proceeds.

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
Liquidity. The Company's principal sources of short-term liquidity are cash and cash equivalents, sales of short-term and long-term investments and unused borrowing capacity under the Company's credit facility. As of December 31, 2016, the Company had no outstanding borrowings under the credit facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants. The Company's credit facility contains certain financial covenants, which include the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed .60 to 1.0, which is above the Company's December 31, 2016 ratio of .19 to 1.0. The Company also had cash on hand of $1.1 billion, short-term investments of $1.4 billion and long-term investments of $420 million as of December 31, 2016. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its credit facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, available capacity under the Company's credit facility will be adequate to fund 2017 capital expenditures and dividend payments and provide adequate liquidity to fund other needs, including debt maturities, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at December 31, 2016 was $10.6 billion, consisting of $1.1 billion of cash and cash equivalents, short-term and long-term investments of $1.9 billion, debt of $3.2 billion and equity of $10.4 billion. The Company's net debt to book capitalization decreased to two percent at December 31, 2016 from 21 percent at December 31, 2015, primarily due to the Company's issuance of 19.8 million shares of common stock during 2016 for cash proceeds of $2.5 billion. The Company's ratio of current assets to current liabilities decreased to 2.11 to 1.00 at December 31, 2016, as compared to 2.19 to 1.00 at December 31, 2015.
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

PIONEER NATURAL RESOURCES COMPANY

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
Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method, particularly during periods of active exploration. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During 2016, 2015 and 2014, the Company recognized exploration, abandonment, geological and geophysical expense from continuing operations of $119 million, $99 million and $177 million, respectively. During 2014, the Company recognized exploration, abandonment, geological and geophysical expense from discontinued operations of $4 million under the successful efforts method.
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
The Company's proved reserve information included in this Report as of December 31, 2016, 2015 and 2014 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2016 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2016 Standardized Measure on a twelve month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 1A. Risk Factors," "Item 2. Properties" and Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding estimates of proved reserves.
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

PIONEER NATURAL RESOURCES COMPANY

Impairment of unproved oil and gas properties. At December 31, 2016, the Company carried unproved property costs of $486 million. Management assesses unproved oil and gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, Management's Price Outlooks and planned future sales or expiration of all or a portion of such projects.
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
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of December 31, 2016, the Company had unrecognized tax benefits of $112 million resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. See Note O of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding uncertain tax positions.
Goodwill impairment. The Company reviews its goodwill for impairment at least annually. During the third quarter of 2016 and the fourth quarter of 2015, the Company performed a qualitative assessment of goodwill to assess whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. The Company determined that it was more likely than not that the Company's goodwill was not impaired. There is considerable judgment involved in estimating fair values, particularly in determining the valuation methodologies to utilize, the estimation of proved reserves as described above and the weighting of different valuation methodologies applied. During the third quarter of 2015, the Company performed a quantitative assessment of goodwill and determined that there was no impairment. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding goodwill and assessments of goodwill for impairment.
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

PIONEER NATURAL RESOURCES COMPANY

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
Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Company measures and records at fair value on a recurring basis include trading securities, commodity derivative contracts and interest rate contracts. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities that the Company measures and records at fair value on a nonrecurring basis include inventory, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt and investments. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the methods used by management to estimate the fair values of these assets and liabilities.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

PIONEER NATURAL RESOURCES COMPANY

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2016, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates.
The fair values of the Company's long-term debt and derivative contracts are determined based on observable inputs and utilizing the Company's valuation models and applications. As of December 31, 2016, the Company was a party to swap contracts, collar contracts and collar contracts with short put options. See Notes D and E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's fair value measurements and derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2016:

	Derivative Contract Net Assets (Liabilities)
	Commodities	Interest Rate	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2015	$757	$—	$757
Changes in contract fair values	(174)	13	(161)
Contract maturities	(681)	—	(681)
Payments associated with entering new contracts	24	—	24
Contract terminations	(2)	(7)	(9)
Fair value of contracts outstanding as of December 31, 2016	$(76)	$6	$(70)

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
The following table provides information about financial instruments to which the Company was a party as of December 31, 2016 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions, and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2016. Although the Company had no outstanding variable rate debt as of December 31, 2016, the average variable contractual rates for its credit facility (that matures in August 2020) projected forward proportionate to the forward yield curve for LIBOR on February 14, 2017 is presented in the table below.

PIONEER NATURAL RESOURCES COMPANY

INTEREST RATE SENSITIVITY
DEBT OBLIGATIONS AS OF DECEMBER 31, 2016

	Year Ending December 31,							Asset (Liability) Fair Value at December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Total Debt:	(dollars in millions)
Fixed rate principal maturities (a)	$485	$450	$—	$450	$500	$1,350	$3,235	$(3,446)
Weighted average fixed interest rate	5.35%	5.11%	5.00%	4.42%	4.72%	5.49%
Weighted average variable interest rate	2.83%	3.36%	3.73%	3.98%
Interest Rate Swaps:
Notional debt amount (b)	$100	$—	$—	$—	$—	$—		$6
Fixed rate payable (%)	1.81%
Variable rate receivable (%)(c)	2.58%
 _______________________

(a)	Represents maturities of principal amounts excluding debt issuance costs and debt issuance discounts.

(b)
As of December 31, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.

(c)	The variable rate receivable represents the February 14, 2017 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2016. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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
See Notes B, D and E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company for its derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

PIONEER NATURAL RESOURCES COMPANY

DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2016

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ending December 31, 2018	Asset (Liability) Fair Value at December 31, 2016 (a)
						(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	6,000	6,000	6,000	6,000	—	$3
Weighted average ceiling price per Bbl	$70.40	$70.40	$70.40	$70.40	$—
Weighted average floor price per Bbl	$50.00	$50.00	$50.00	$50.00	$—
Collar contracts with short puts (b)	119,000	129,000	147,000	155,000	20,000	$(50)
Weighted average ceiling price per Bbl	$61.36	$61.19	$62.03	$62.12	$65.14
Weighted average floor price per Bbl	$48.67	$48.46	$49.81	$49.82	$50.00
Weighted average short put price per Bbl	$40.65	$40.45	$41.07	$41.02	$40.00
Average forward NYMEX oil prices (c)	$53.20	$54.10	$54.96	$55.29	$55.28
Rollfactor swap contracts (d)	13,111	20,000	20,000	20,000	—	$—
Weighted average fixed price per Bbl	$(0.32)	$(0.32)	$(0.32)	$(0.32)	$—
Average forward NYMEX rollfactor prices (c)	$(0.65)	$(0.45)	$(0.18)	$(0.06)	$—
Midland-Cushing index swap contracts	—	—	—	3,000	740	$—
Weighted average fixed price per Bbl	$—	$—	$—	$(0.65)	$(0.65)
Average forward basis differential prices (e)	$—	$—	$—	$(0.85)	$(1.17)
NGL Derivatives: (f)
Average daily notional Bbl volumes:
Ethane collar contracts (g)	3,000	3,000	3,000	3,000	—	$(1)
Weighted average ceiling price per Bbl	$11.83	$11.83	$11.83	$11.83	$—
Weighted average floor price per Bbl	$8.68	$8.68	$8.68	$8.68	$—
Average forward ethane prices (c)	$10.76	$10.96	$11.55	$12.39	$—
Butane collar contracts with short puts (h)	—	2,000	2,000	—	—	$(1)
Weighted average ceiling price per Bbl	$—	$36.12	$36.12	$—	$—
Weighted average floor price per Bbl	$—	$29.25	$29.25	$—	$—
Weighted average short put price per Bbl	$—	$23.40	$23.40	$—	$—
Average forward butane prices (c)	$—	$36.33	$36.40	$—	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Collar contracts with short puts (i)	190,000	190,000	190,000	190,000	57,397	$(27)
Weighted average ceiling price per MMBtu	$3.51	$3.51	$3.51	$3.51	$3.51
Weighted average floor price per MMBtu	$2.93	$2.93	$2.93	$2.93	$2.85
Weighted average short put price per MMBtu	$2.46	$2.46	$2.46	$2.46	$2.33
Average forward NYMEX gas prices (c)	$2.91	$3.08	$3.22	$3.32	$3.05
Basis swap contracts						$—
Mid-Continent index swap contracts (j)	45,000	45,000	45,000	45,000	—
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$(0.32)	$(0.32)	$—
Average forward basis differential prices (k)	$(0.26)	$(0.35)	$(0.33)	$(0.27)	$—
Permian Basin index swap contracts (l)	40,000	—	—	—	—
Weighted average fixed price per MMBtu	$0.37	$—	$—	$—	$—
Average forward basis differential prices (m)	$0.15	$—	$—	$—	$—
 _____________________

PIONEER NATURAL RESOURCES COMPANY

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

(b)
During the year ended December 31, 2016, the Company paid $24 million to convert 33,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.76 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl.

(c)	The average forward NYMEX oil, oil rollfactors, ethane, butane and gas prices are based on February 14, 2017 market quotes.

(d)
Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

(e)	The average forward basis differential prices are based on February 14, 2017 market quotes for basis differentials between the Midland, Texas oil prices and WTI prices at Cushing, Oklahoma.

(f)
Subsequent to December 31, 2016, the Company entered into (i) 2,000 Bbls per day of butane swap contracts for April 2017 through September 2017 with a fixed price of $34.86 per Bbl and (ii) 6,920 MMBtu per day of ethane basis swap contracts for March 2017 through December 2019 with a fixed price of $1.60 per MMBtu. The basis swaps fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.

(g)	Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(h)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(i)
Subsequent to December 31, 2016, the Company entered into additional gas collar contracts with short puts for 20,000 MMBtu per day of January 2018 through March 2018 production with a ceiling price of $4.20 per MMBtu, a floor price of $3.55 per MMBtu and a short put price of $2.85 per MMBtu.

(j)	Represent swaps that fix the basis differentials between the index prices at which the Company sells its Mid-Continent gas and the NYMEX Henry Hub index price used in collar contracts with short puts.

(k)	The average forward basis differential prices are based on February 14, 2017 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

(l)	Represent swaps that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(m)	The average forward basis differential prices are based on February 14, 2017 market quotes for basis differentials between Permian Basin index prices and southern California index prices.
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of December 31, 2016, the Company did not have any marketing derivatives outstanding.
Diesel derivatives. Periodically, the Company enters into diesel derivative swap contracts that mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel its drilling rigs and fracture stimulation fleet equipment. During the fourth quarter of 2016, the Company terminated 2017 diesel swap contracts for 1,000 Bbls per day for cash proceeds of $2 million. As of December 31, 2016, the Company did not have any diesel derivative contracts outstanding.
Qualitative Disclosures
The Company's primary market risk exposures are to changes in commodity prices and interest rates. These risks did not change materially from December 31, 2015 to December 31, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pioneer Natural Resources Company
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Natural Resources Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
February 17, 2017

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,118	$1,391
Short-term investments	1,441	—
Accounts receivable:
Trade, net	517	384
Due from affiliates	1	1
Income taxes receivable	3	43
Inventories	181	155
Notes receivable	—	498
Derivatives	14	694
Other	23	28
Total current assets	3,298	3,194
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	18,566	16,631
Unproved properties	486	169
Accumulated depletion, depreciation and amortization	(8,211)	(6,778)
Total property, plant and equipment	10,841	10,022
Long-term investments	420	—
Goodwill	272	272
Other property and equipment, net	1,529	1,523
Derivatives	—	64
Other assets, net	99	79
	$16,459	$15,154

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$741	$798
Due to affiliates	134	85
Interest payable	68	65
Income taxes payable	—	2
Current portion of long-term debt	485	448
Derivatives	77	—
Other	61	64
Total current liabilities	1,566	1,462
Long-term debt	2,728	3,207
Derivatives	7	1
Deferred income taxes	1,397	1,776
Other liabilities	350	333
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 173,221,845 and 152,775,920 shares issued as of December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	8,892	6,267
Treasury stock, at cost; 3,497,742 and 3,396,220 shares as of December 31, 2016 and 2015, respectively	(218)	(199)
Retained earnings	1,728	2,298
Total equity attributable to common stockholders	10,404	8,368
Noncontrolling interest in consolidated subsidiaries	7	7
Total equity	10,411	8,375
Commitments and contingencies
	$16,459	$15,154

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues and other income:
Oil and gas	$2,418	$2,178	$3,599
Sales of purchased oil and gas	1,533	964	726
Interest and other	32	22	26
Derivative gains (losses), net	(161)	879	712
Gain on disposition of assets, net	2	782	9
	3,824	4,825	5,072
Costs and expenses:
Oil and gas production	581	717	693
Production and ad valorem taxes	136	145	220
Depletion, depreciation and amortization	1,480	1,385	1,047
Purchased oil and gas	1,597	1,003	703
Impairment of oil and gas properties	32	1,056	—
Exploration and abandonments	119	99	177
General and administrative	325	327	333
Accretion of discount on asset retirement obligations	18	12	12
Interest	207	187	184
Other	288	315	106
	4,783	5,246	3,475
Income (loss) from continuing operations before income taxes	(959)	(421)	1,597
Income tax benefit (provision)	403	155	(556)
Income (loss) from continuing operations	(556)	(266)	1,041
Loss from discontinued operations, net of tax	—	(7)	(111)
Net income (loss) attributable to common stockholders	$(556)	$(273)	$930
Basic earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$(3.34)	$(1.79)	$7.17
Loss from discontinued operations	—	(0.04)	(0.77)
Net income (loss)	$(3.34)	$(1.83)	$6.40
Diluted earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$(3.34)	$(1.79)	$7.15
Loss from discontinued operations	—	(0.04)	(0.77)
Net income (loss)	$(3.34)	$(1.83)	$6.38
Weighted average shares outstanding:
Basic	166	149	144
Diluted	166	149	144

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)

		Equity Attributable to Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2013	142,628	$1	$5,080	$(144)	$1,665	$13	$6,615
Issuance of common stock	5,750	1	979	—	—	—	980
Dividends declared ($0.08 per share)	—	—	—	—	(12)	—	(12)
Exercise of long-term incentive plan stock options and employee stock purchases	130	—	6	7	—	—	13
Purchase of treasury stock	(178)	—	—	(34)	—	—	(34)
Sendero divestiture	—	—	—	—	—	(4)	(4)
Tax benefits related to stock-based compensation	—	—	19	—	—	—	19
Pioneer Southwest merger transaction costs	—	—	(1)	—	—	—	(1)
Compensation costs:
Vested compensation awards, net	575	—	—	—	—	—	—
Compensation costs included in net income	—	—	84	—	—	—	84
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	930	—	930
Balance as of December 31, 2014	148,905	$2	$6,167	$(171)	$2,583	$8	$8,589
Dividends declared ($0.08 per share)	—	—	—	—	(12)	—	(12)
Employee stock purchases	58	—	3	3	—	—	6
Purchase of treasury stock	(201)	—	—	(31)	—	—	(31)
Tax benefits related to stock-based compensation	—	—	7	—	—	—	7
Compensation costs:
Vested compensation awards, net	618	—	—	—	—	—	—
Compensation costs included in net loss	—	—	90	—	—	—	90
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	(273)	—	(273)
Balance as of December 31, 2015	149,380	$2	$6,267	$(199)	$2,298	$7	$8,375

 The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)

		Equity Attributable to Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2015	149,380	$2	$6,267	$(199)	$2,298	$7	$8,375
Issuance of common stock	19,838	—	2,534	—	—	—	2,534
Dividends declared ($0.08 per share)	—	—	—	—	(14)	—	(14)
Exercise of long-term incentive plan stock options and employee stock purchases	98	—	1	6	—	—	7
Purchases of treasury stock	(200)	—	—	(25)	—	—	(25)
Tax benefits related to stock-based compensation	—	—	1	—	—	—	1
Compensation costs:
Vested compensation awards, net	608	—	—	—	—	—	—
Compensation costs included in net loss	—	—	89	—	—	—	89
Net loss	—	—	—	—	(556)	—	(556)
Balance as of December 31, 2016	169,724	$2	$8,892	$(218)	$1,728	$7	$10,411

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(556)	$(273)	$930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,480	1,385	1,047
Impairment of oil and gas properties	32	1,056	—
Impairment of inventory and other property and equipment	8	86	8
Exploration expenses, including dry holes	42	28	90
Deferred income taxes	(379)	(178)	552
Gain on disposition of assets, net	(2)	(782)	(9)
Accretion of discount on asset retirement obligations	18	12	12
Discontinued operations	—	(4)	251
Interest expense	13	18	17
Derivative related activity	851	(3)	(609)
Amortization of stock-based compensation	89	90	84
Other	66	38	34
Change in operating assets and liabilities
Accounts receivable	(134)	54	(29)
Income taxes receivable	40	(20)	(18)
Inventories	(32)	8	(37)
Derivatives	(24)	—	—
Investments	(22)	—	—
Other current assets	(7)	—	(2)
Accounts payable	58	(258)	104
Interest payable	3	25	(22)
Income taxes payable	(2)	1	1
Other current liabilities	(44)	(35)	(38)
Net cash provided by operating activities	1,498	1,248	2,366
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	507	553	877
Payments for acquisitions	(428)	—	—
Proceeds from investments	902	—	—
Purchase of investments	(2,741)	—	—
Additions to oil and gas properties	(1,857)	(2,110)	(3,243)
Additions to other assets and other property and equipment, net	(203)	(283)	(333)
Net cash used in investing activities	(3,820)	(1,840)	(2,699)
Cash flows from financing activities:
Borrowings of long-term debt	—	998	523
Principal payments on long-term debt	(455)	—	(523)
Proceeds from issuance of common stock, net of issuance costs	2,534	—	980
Distributions to noncontrolling interests	—	(1)	(1)
Exercise of long-term incentive plan stock options and employee stock purchases	7	6	13
Purchases of treasury stock	(25)	(31)	(34)
Tax benefits related to stock-based compensation	1	7	19
Payments of financing fees	—	(9)	—
Dividends paid	(13)	(12)	(12)
Net cash provided by financing activities	2,049	958	965
Net increase (decrease) in cash and cash equivalents	(273)	366	632
Cash and cash equivalents, beginning of period	1,391	1,025	393
Cash and cash equivalents, end of period	$1,118	$1,391	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
NOTE A.    Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas within the United States, with operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeast Colorado and the West Panhandle field in the Texas Panhandle.
NOTE B.    Summary of Significant Accounting Policies
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to the 2015 and 2014 financial statement and footnote amounts in order to conform them to the 2016 presentations.
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
Investments. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. Commercial paper and time deposits are included in cash and cash equivalents if they have maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates.
Accounts receivable. As of December 31, 2016 and 2015, the Company had accounts receivable – trade, net of allowances for bad debts, of $517 million and $384 million, respectively. The Company's accounts receivable – trade are primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security.
As of both December 31, 2016 and 2015, the Company's allowances for doubtful accounts totaled $1 million. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. The Company estimates the portions of joint interest receivables for which failure to collect is probable based on percentages of joint interest receivables that are past due. The Company estimates the portions of other receivables for which failure to collect is probable based on the relevant facts and circumstances surrounding the receivable. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's accompanying consolidated balance sheets and as charges to other expense in the accompanying consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Commodity inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company's commodity inventories consist of oil, natural gas liquids ("NGLs") and gas volumes held in storage or as linefill in pipelines. Any valuation allowances of commodity inventories are recorded as reductions to the carrying values of the commodity inventories included in the Company's accompanying consolidated balance sheets and as charges to other expense in the accompanying consolidated statements of operations.
The following table presents the Company's materials and supplies and commodity inventories as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(in millions)
Materials and supplies (a)	$144	$132
Commodities	37	23
	$181	$155
____________________

(a)
As of December 31, 2016 and 2015, the Company's materials and supplies inventories were net of valuation allowances of $28 million and $78 million, respectively. See Note D for additional information regarding inventory impairments.

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
Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production data in the area, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is noncommercial and is charged to exploration and abandonments expense. See Note F for additional information regarding the Company's suspended exploratory well costs.
The Company owns interests in eight gas processing plants and nine treating facilities. The Company is the operator of one of the gas processing plants and all nine of the treating facilities. Seven of the gas processing plants are operated by third parties and six of the treating facilities are not currently being used. The Company's ownership interests in the gas processing plants and treating facilities are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. Third party revenues generated from the processing plants and treating facilities in continuing operations for the years ended December 31, 2016, 2015 and 2014 were $41 million, $39 million and $56 million, respectively. Third party expenses attributable to the processing plants and treating facilities in continuing operations for the same respective periods were $24 million, $27 million and $24 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
Goodwill. During 2004, the Company recorded goodwill associated with a business combination, which represents the cost of the acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with GAAP, goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced to the impaired value with a corresponding charge to earnings in the period in which it is determined to be impaired. During the third quarter of 2016, the Company performed its annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step impairment test. Based on the results of the assessment, the Company determined it was not likely that the Company's goodwill was impaired.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Other property and equipment, net. Other property and equipment is recorded at cost. As of December 31, 2016 and 2015, the net carrying value of other property and equipment consisted of the following:

	As of December 31,
	2016 (a)	2015 (a)
	(in millions)
Proved and unproved sand properties (b)	$484	$473
Land and buildings	475	468
Equipment and rigs (c)	206	287
Water infrastructure (d)	221	180
Vehicles	15	21
Furniture and fixtures	22	24
Information technology (e)	84	43
Leasehold improvements	22	27
	$1,529	$1,523
____________________

(a)	At December 31, 2016 and 2015, other property and equipment was net of accumulated depreciation of $866 million and $711 million, respectively.

(b)	Includes sand mines, facilities and unproved leaseholds that primarily provide the Company with proppant for use in the fracture stimulation of oil and gas wells.

(c)
Includes well servicing equipment and rigs and fracture stimulation equipment that are owned by wholly-owned subsidiaries that provide pressure pumping and well services on Company-operated properties. As of December 31, 2016, the Company owned eight fracture stimulation fleets and other oilfield services equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools.

(d)	Includes water supply wells and pipeline infrastructure costs.

(e)	Information technology costs include hardware and software costs associated with the Company's existing systems and in-progress system upgrades.
The primary purpose of the Company's sand mine, pressure pumping, well services and water infrastructure operations is to accommodate the Company's drilling, completion and production operations by increasing the availability of supplies, equipment and services, rather than being dependent on third-party availability, and to contain associated costs. All intercompany gains or losses of the Company's sand mine, pressure pumping, well services and water infrastructure operations are eliminated.
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
December 31, 2016, 2015 and 2014

Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.
Issuance of common stock. In June 2016, January 2016 and November 2014, the Company issued 6.0 million, 13.8 million and 5.75 million shares of its common stock, respectively, and realized cash proceeds of $937 million, $1.6 billion and $980 million, respectively, net of associated underwriting and offering expenses.
Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.
The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's West Texas Intermediate oil ("WTI") sales to a Gulf Coast market price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming the responsibility to deliver the commodities sold. Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note N for further information on transportation commitment charges.
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
Income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of December 31, 2016, the Company had unrecognized tax benefits of $112 million resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. See Note O for additional information regarding uncertain tax positions.
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
Stock-based compensation liability awards ("Liability Awards") are restricted stock awards that are expected to be settled in cash on their vesting dates, rather than in common stock. Liability Awards are recorded as accounts payable—affiliates based on the fair value of the vested portion of the awards on the balance sheet date. The fair values of Liability Awards are updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to stock-based compensation expense.
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
December 31, 2016, 2015 and 2014

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
Restructuring. In February 2016, the Company announced plans to restructure its pressure pumping operations in South Texas, including relocating its two Eagle Ford Shale pressure pumping fleets to the Spraberry/Wolfcamp area. In connection therewith, the Company offered severance to certain employees and relocated a number of other employees from its South Texas locations to its operations in the Permian Basin. The initiative was substantially complete as of December 31, 2016. In connection therewith, during the year ended December 31, 2016, the Company recognized $4 million of restructuring charges in other expense in the accompanying consolidated statements of operations. The restructuring costs included $3 million in cash employee severance costs and $1 million in employee relocation and other costs.
In May 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pressure pumping services operations. The restructuring plan was substantially complete as of December 31, 2015. In connection therewith, during the year ended December 31, 2015, the Company recognized $23 million of restructuring charges in other expense in the accompanying consolidated statements of operations. The restructuring costs included $17 million in employee severance costs and $6 million in office lease-related costs. The $17 million of employee severance costs for the year ended December 31, 2015 included $16 million related to cash severance payments and $1 million related to accelerated vesting of share-based grants, which were noncash charges.
Lease obligations and other. The $6 million of office lease-related costs for the year ended December 31, 2015 related to certain Denver office space that will no longer be used, of which $2 million represented the impairment of leasehold improvements and $4 million represented the Company's future obligations under the operating leases, net of anticipated sublease income.
As of December 31, 2016 and 2015, the Company had $2 million and $4 million, respectively, of restructuring liabilities, primarily related to future lease obligations recorded in other current and noncurrent liabilities in the accompanying consolidated balance sheets.
New accounting pronouncements. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test of Goodwill Impairment." ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit's carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard's provisions prospectively. Based on the Company's qualitative assessments of goodwill for impairment during the third quarter and fourth quarter of 2016 and 2015, respectively, the Company does not believe this standard will have a material quantitative effect on the consolidated financial statements; however, this standard will change the policy under which the Company performs its annual impairment assessment by eliminating Step 2 of the test.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

This update is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to annual reports beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards and the Company plans to utilize the modified approach to adopt the new standard upon its effective date. The Company is evaluating the new guidance, including identification of revenue streams and review of contracts and procedures currently in place. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.
NOTE C. Acquisitions and Divestitures
Acquisitions
Permian Basin. In August 2016, the Company acquired approximately 28,000 net acres in the Permian Basin, with net production of approximately 1,400 barrels of oil equivalent per day ("BOEPD"), from an unaffiliated third party for $428 million, including normal closing adjustments. The acquisition was accounted for using the acquisition method under ASC 805, "Business Combinations," which requires acquired assets and liabilities to be recorded at fair value as of the acquisition date.
The following table represents the preliminary allocation of the acquisition price to the assets acquired and the liabilities assumed based on their fair value at the acquisition date, pending final post-closing adjustments (in millions):

Assets acquired:
Proved properties	$79
Unproved properties	347
Other property and equipment	5
Liabilities assumed:
Asset retirement obligations	(2)
Other liabilities	(1)
Net assets acquired	$428
The fair value measurements of the net assets acquired are based on inputs that are not observable in the market and, therefore, represent Level 3 inputs in the fair value hierarchy (see Note D for a description of the input levels in the fair value hierarchy). The Company calculated the fair values of the acquired proved properties and asset retirement obligations using a discounted future cash flow model that utilizes management's estimates of (i) proved reserves, (ii) forecasted production rates, (iii) future operating, development and plugging and abandonment costs, (iv) future commodity prices and (v) a discount rate of 10 percent for proved properties and seven percent for asset retirement obligations. The Company calculated the fair values of the acquired unproved properties based on the average price per acre in comparable market transactions.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In connection with the acquisition, the Company incurred acquisition related costs (primarily consulting, advisory and legal fees) of approximately $1 million. The operating results included in the Company's accompanying consolidated statements of operations from the date of acquisition to December 31, 2016, and the operating results that would have been recognized had the acquisition occurred on January 1, 2016, are not material to the Company's accompanying consolidated statements of operations.
Affiliated Partnerships. In December 2014, the Company acquired the remaining limited partner interests in five affiliated oil and gas drilling partnerships for $54 million and caused the partnerships to be merged with and into a wholly-owned subsidiary of the Company.
Divestitures Recorded in Continuing Operations
The Company recorded net gains on the disposition of assets in continuing operations of $2 million, $782 million and $9 million during the years ended December 31, 2016, 2015 and 2014, respectively. The following describes the significant divestitures included in continuing operations:

•
EFS Midstream. In November 2014, the Company announced that it was pursuing the divestment of its 50.1 percent equity interest in EFS Midstream LLC ("EFS Midstream"), which was accounted for under the equity method of accounting for investments in unconsolidated affiliates. In July 2015, the Company completed the sale of its interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing, and the remaining $501 million was received in July 2016. Associated with the sale, the Company recorded a pretax gain of $777 million during 2015.

•
Vertical drilling rigs. In March 2014, the Company completed the sale of its majority interest in Sendero Drilling Company, LLC ("Sendero") for cash proceeds of $31 million, which resulted in a gain of $1 million. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $28 million, $40 million and $7 million, respectively, of idle drilling rig fees related to the leased Sendero rigs. See Note D and Note N for additional information about the impairment charges and idle drilling rig fees, respectively, related to Sendero.

•
Permian Basin. In February 2014, the Company completed the sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for cash proceeds of $72 million, which resulted in a gain of $2 million.

•
Other. During 2016, 2015 and 2014, the Company sold other proved and unproved properties, inventory and other property and equipment and recorded net gains of $2 million, $5 million and $6 million, respectively.

Divestitures Recorded in Discontinued Operations
The Company has reflected the results of operations of its Hugoton assets, its Barnett Shale assets and Pioneer Alaska (prior to their sale) as discontinued operations in the accompanying consolidated statements of operations.
Hugoton. In September 2014, the Company completed the sale of its net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million.
Barnett Shale. In September 2014, the Company completed the sale of its Barnett Shale net assets for cash proceeds of $150 million.
Alaska. In April 2014, the Company completed the sale of its 100 percent interest in the capital stock of Pioneer's Alaskan subsidiary ("Pioneer Alaska") for cash proceeds of $267 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table represents the components of the Company's discontinued operations for the years ended December 31, 2015 and 2014. The Company did not recognize any income or loss from discontinued operations in 2016.

	Year Ended December 31,
	2015	2014
	(in millions)

Revenues and other income (a)	$1	$238
Costs and expenses (b)	10	409
Loss from discontinued operations before income taxes	(9)	(171)
Current tax provision	(1)	—
Deferred tax benefit	3	60
Loss from discontinued operations, net of tax	$(7)	$(111)
 ____________________

(a)	Revenues and other income for the year ended December 31, 2014 was primarily comprised of oil and gas revenues of $198 million.

(b)
Costs and expenses during 2015 were primarily related to an arbitration award associated with plugging and abandonment obligations for two Gulf of Mexico wells from which Pioneer withdrew in 2009. The Company incurred noncash impairment charges of $305 million during the year ended December 31, 2014 on the Company's net assets in the Hugoton field, Barnett Shale field and Pioneer Alaska. Costs and expenses in 2014 also included oil and gas production costs of $60 million. See Note D for additional information regarding the noncash impairment charges related to the Hugoton assets, the Barnett Shale assets and Pioneer Alaska.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
	(in millions)
Assets:
Commodity derivatives	$—	$8	$—	$8
Interest rate derivatives	—	6	—	6
Deferred compensation plan assets	83	—	—	83
Total assets	83	14	—	97
Liabilities:
Commodity derivatives	—	84	—	84
Total liabilities	—	84	—	84
Total recurring fair value measurements	$83	$(70)	$—	$13

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
	(in millions)
Assets:
Commodity derivatives	$—	$758	$—	$758
Deferred compensation plan assets	73	—	—	73
Total assets	73	758	—	831
Liabilities:
Commodity derivatives	—	1	—	1
Total liabilities	—	1	—	1
Total recurring fair value measurements	$73	$757	$—	$830
Commodity derivatives. The Company's commodity derivatives represent oil, NGL, gas and diesel swap contracts, collar contracts and collar contracts with short puts. The asset and liability measurements for the Company's commodity derivative contracts represented Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of December 31, 2016 and 2015, the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs.
Interest rate derivatives. The Company's interest rate derivative assets as of December 31, 2016 represent interest rate swap contracts. As of December 31, 2015, the Company had no interest rate derivative assets or liabilities. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The derivative values attributable to the Company's interest

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

rate derivative contracts are based on (i) the contracted notional amounts, (ii) forward active market-quoted London Interbank Offered Rates ("LIBOR") and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset measurements represented Level 2 inputs in the hierarchy priority.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. See Note C for information on the fair value of assets and liabilities acquired in the Permian Basin acquisition.
Inventories. During the years ended December 31, 2016, 2015 and 2014, the Company recognized noncash impairment charges of $8 million, $71 million and $8 million, respectively, primarily to reduce the carrying value of its excess well pipe inventory. The Company calculated the estimated fair value of the inventory using significant Level 2 assumptions based on third-party price quotes for the asset in an active market. The impairment charges are included in other expense in the Company's accompanying consolidated statements of operations.
Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) the West Panhandle field during the year ended December 31, 2016 and (ii) the Eagle Ford Shale field, the West Panhandle field and the South Texas - Other field during the year ended December 31, 2015.
The Company calculated the fair values of the West Panhandle field, the Eagle Ford Shale field and the South Texas - Other field proved properties using a discounted cash flow model. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included management's longer-term commodity price outlooks ("Management's Price Outlooks") and management's outlooks for (i) production costs, (ii) capital expenditures, (iii) production and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value.
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
It is reasonably possible that the Company's estimate of undiscounted future net cash flows attributable to these or other properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future adjustments, both positive and negative, to proved and risk-adjusted probable and possible oil and gas reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these reserves.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Assets associated with divestitures. Long-lived assets that are classified as held for sale are recorded at the lower of the asset's net carrying amount or estimated fair value less costs to sell. Pioneer Alaska and the Barnett Shale assets were classified as held for sale at December 31, 2013 and carried as such until their divestitures in April 2014 and September 2014, respectively. Beginning in the third quarter of 2014, the Hugoton assets were classified as held for sale until their divestiture in September 2014. During 2014, the fair value measurements of all assets classified as held for sale were based on their sales prices, less costs to sell. See Note C for additional information regarding the Company's divestitures.
The following table presents the fair value adjustments made by the Company during the year ended December 31, 2014 related to assets associated with divestitures:

		Year Ended December 31, 2014
	Classification	Estimated Fair Value Less Costs to Sell	Fair Value Adjustment
		(in millions)
Hugoton field	Discontinued operations	$328	$(34)
Barnett Shale field	Discontinued operations	$149	$(174)
Pioneer Alaska	Discontinued operations	$253	$(97)
Unproved oil and gas properties. During March 2016, the Company recorded an impairment charge of $32 million to write-off the carrying value of its unproved royalty acreage in Alaska (reported in exploration and abandonments in the accompanying consolidated statements of operations) as a result of the operator curtailing operations in the area and Management's Price Outlooks. During 2015 and 2014, the Company recorded impairment charges of $7 million and $50 million, respectively, to reduce the carrying value of unproved properties in southeast Colorado (reported in exploration and abandonments in the accompanying consolidated statements of operations). During 2015, the Company impaired the remaining carrying value of its unproved properties in southeast Colorado as a result of the Company no longer planning to develop this acreage and the acreage's limited market value, if any, given the short time period until the leases expire. At December 31, 2014, the Company calculated the estimated fair values of the unproved acreage in southeast Colorado using significant Level 3 assumptions based on average lease bonuses per acre for its prospective acreage. No value was allocated to acreage that the Company did not plan to develop in southeast Colorado.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$1,906	$1,901	$275	$275
Current portion of long-term debt	$485	$490	$448	$462
Long-term debt	$2,728	$2,956	$3,207	$3,206
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded in interest and other income in the Company's consolidated statement of operations. The Company's investments in corporate bonds represent Level 1 inputs in the hierarchy, while the other investments represent Level 2 inputs in the hierarchy. Commercial paper and time deposits are included in cash and cash equivalents if they have maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of December 31, 2016:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

	December 31, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$1,073	$45	$—	$—	$1,118
Short-term investments	—	368	691	382	1,441
Long-term investments	—	—	420	—	420
	$1,073	$413	$1,111	$382	$2,979
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
Concentrations of credit risk. As of December 31, 2016, the Company's primary concentration of credit risks are the risks associated with collecting receivables (principally accounts receivables) and the risk of a counterparty's failure to perform under derivative contracts owed to the Company. See Note L for information regarding the Company's major customers.
With respect to accounts receivables, the Company uses credit and other financial criteria to evaluate the credit standing of the entity obligated to make the payment, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the entity or such other credit support as the Company believes is appropriate.
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
Periodically, the Company may pay a premium to enter into commodity contracts. Premiums paid, if any, have been nominal in relation to the value of the underlying asset in the contract. The Company recognizes the nominal premium payments as an increase to the value of the derivative assets when paid. All derivatives are adjusted to fair value as of each balance sheet date.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of December 31, 2016 and the weighted average oil prices for those contracts:

	2017				Year Ending December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2018
Collar contracts:
Volume (Bbl)	6,000	6,000	6,000	6,000	—
Average price per Bbl:
Ceiling	$70.40	$70.40	$70.40	$70.40	$—
Floor	$50.00	$50.00	$50.00	$50.00	$—
Collar contracts with short puts (a):
Volume (Bbl)	119,000	129,000	147,000	155,000	20,000
Price per Bbl:
Ceiling	$61.36	$61.19	$62.03	$62.12	$65.14
Floor	$48.67	$48.46	$49.81	$49.82	$50.00
Short put	$40.65	$40.45	$41.07	$41.02	$40.00
Rollfactor swap contracts (b):
Volume (Bbl)	13,111	20,000	20,000	20,000	—
NYMEX roll price	$(0.32)	$(0.32)	$(0.32)	$(0.32)	$—
Basis swap contracts:
Midland-Cushing index swap volume (Bbl)	—	—	—	3,000	740
Price differential ($/Bbl) (c)	$—	$—	$—	$(0.65)	$(0.65)
_______________

(a)
During the year ended December 31, 2016, the Company paid $24 million to convert 33,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.76 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl.

(b)
Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

(c)	Represents the basis differential between Midland, Texas oil prices and WTI prices at Cushing, Oklahoma.
NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage the NGL component product price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of December 31, 2016 and the weighted average NGL prices for those contracts:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Ethane collar contracts (a):
Volume (Bbl)	3,000	3,000	3,000	3,000
Price per Bbl:
Ceiling	$11.83	$11.83	$11.83	$11.83
Floor	$8.68	$8.68	$8.68	$8.68
Butane collar contracts with short puts (b):
Volume (Bbl)	—	2,000	2,000	—
Price per Bbl:
Ceiling	$—	$36.12	$36.12	$—
Floor	$—	$29.25	$29.25	$—
Short put	$—	$23.40	$23.40	$—
____________________

(a)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(b)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.
Subsequent to December 31, 2016, the Company entered into (i) 2,000 Bbls per day of butane swap contracts for April 2017 through September 2017 with a fixed price of $34.86 per Bbl and (ii) 6,920 MMBtu per day of ethane basis swap contracts for March 2017 through December 2019 with a fixed price of $1.60 per MMBtu. The basis swaps fix the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of December 31, 2016 and the weighted average gas prices for those contracts:

	2017				Year Ending December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2018
Collar contracts with short puts (a):
Volume (MMBtu)	190,000	190,000	190,000	190,000	57,397
Price per MMBtu:
Ceiling	$3.51	$3.51	$3.51	$3.51	$3.51
Floor	$2.93	$2.93	$2.93	$2.93	$2.85
Short put	$2.46	$2.46	$2.46	$2.46	$2.33
Basis swap contracts:
Mid-Continent index swap volume (b)	45,000	45,000	45,000	45,000	—
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$(0.32)	$(0.32)	$—
Permian Basin index swap volume (c)	40,000	—	—	—	—
Price differential ($/MMBtu)	$0.37	$—	$—	$—	$—
____________________

(a)
Subsequent to December 31, 2016, the Company entered into additional gas collar contracts with short puts for 20,000 MMBtu per day of January 2018 through March 2018 production with a ceiling price of $4.20 per MMBtu, a floor price of $3.55 per MMBtu and a short put price of $2.85 per MMBtu.

(b)
Represents swaps that fix the basis differentials between the index prices at which the Company sells its Mid-Continent gas and the HH index price used in gas swap and collar contracts with short puts.

(c)	Represents swaps that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of December 31, 2016, the Company did not have any marketing derivatives outstanding.
Diesel derivative activities. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel its drilling rigs and fracture stimulation fleet equipment. During the fourth quarter of 2016, the Company terminated 2017 diesel swap contracts for 1,000 Bbls per day for cash proceeds of $2 million. As of December 31, 2016, the Company does not have any diesel derivative contracts outstanding.
Interest rate derivative activities. During the fourth quarter of 2016, the Company terminated interest rate derivative contracts on a notional amount of $150 million for cash proceeds of $7 million. As of December 31, 2016, the Company was party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 through December 2027 in exchange for paying a fixed interest rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of December 31, 2016 and December 31, 2015 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of December 31, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$33	$(25)	$8
Interest rate derivatives	Derivatives - current	$6	$—	6
				$14
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$102	$(25)	$77
Commodity price derivatives	Derivatives - noncurrent	$7	$—	7
				$84

Fair Value of Derivative Instruments as of December 31, 2015
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$695	$(1)	$694
Commodity price derivatives	Derivatives - noncurrent	$64	$—	64
				$758
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Commodity price derivatives	Derivatives - noncurrent	$1	$—	1
				$1

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2016	2015	2014
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$(174)	$873	$697
Interest rate derivatives	Derivative gains (losses), net	13	6	15
Total		$(161)	$879	$712
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table provides the Company's net derivative assets or liabilities by counterparty as of December 31, 2016:

Net Assets (Liabilities)
(in millions)
JP Morgan Chase	$(19)
Macquarie Bank	(11)
Societe Generale	(9)
BNP Paribas	(7)
Citibank, N.A.	(6)
J. Aron & Company	(5)
Toronto Dominion	(5)
Morgan Stanley	(4)
Nextera Energy	(3)
Merrill Lynch	(2)
Wells Fargo Bank, N.A.	(2)
Scotia Bank	3
Total	$(70)
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
The following table reflects the Company's capitalized exploratory well and project activity during each of the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning capitalized exploratory well costs	$306	$305	$159
Additions to exploratory well costs pending the determination of proved reserves	1,387	1,178	1,860
Reclassification due to determination of proved reserves	(1,369)	(1,160)	(1,628)
Divestitures	—	—	(47)
Impairment of properties	—	—	(13)
Exploratory well costs charged to exploration and abandonment expense	(1)	(17)	(26)
Ending capitalized exploratory well costs	$323	$306	$305

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table provides an aging, as of December 31, 2016, 2015 and 2014 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	As of December 31,
	2016	2015	2014
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$318	$303	$305
More than one year	5	3	—
	$323	$306	$305
Number of projects with exploratory well costs that have been suspended for a period greater than one year	3	1	—
The projects with exploratory well costs that have been suspended for a period greater than one year at December 31, 2016 are in the Eagle Ford Shale area. The Company expects to complete one of the suspended wells during 2017 and the remaining two wells during 2018.
NOTE G.    Long-term Debt and Interest Expense
Long-term debt, including the effects of issuance costs and issuance discounts consisted of the following components at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in millions)
Outstanding debt principal balances:
5.875% senior notes due 2016 (a)	$—	$455
6.65% senior notes due 2017 (b)	485	485
6.875% senior notes due 2018	450	450
7.500% senior notes due 2020	450	450
3.45% senior notes due 2021	500	500
3.95% senior notes due 2022	600	600
4.45% senior notes due 2026	500	500
7.20% senior notes due 2028	250	250
	3,235	3,690
Issuance costs and discounts	(22)	(35)
Long-term debt	3,213	3,655
Less current portion of long-term debt (a) (b)	485	448
Long-term debt	$2,728	$3,207
______________________________

(a)
The 5.875% senior notes, net of $7 million of unamortized issuance costs and issuance discounts, were classified as current in the accompanying consolidated balance sheet as of December 31, 2015. The notes were paid in full in July 2016.

(b)	The 6.65% senior notes, net of $173 thousand of unamortized issuance costs and issuance discounts, are classified as current in the accompanying consolidated balance sheets as of December 31, 2016.
Credit facility. During August 2015, the Company entered into a Second Amendment to its Second Amended and Restated 5-year Revolving Credit Agreement ("Credit Facility") with a syndicate of financial institutions, primarily to extend the maturity of the credit facility from December 2017 to August 2020, while maintaining aggregate loan commitments of $1.5 billion. The Company accounted for the entry into the Credit Facility as a modification of the prior agreement and capitalized the debt issuance

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

costs along with those unamortized issuance costs that remained from the issuance of the prior agreement. As of December 31, 2016, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed .60 to 1.0. As of December 31, 2016, the Company was in compliance with all of its debt covenants.
Senior notes. During December 2015, the Company issued $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026 and received combined proceeds, net of $9 million of offering costs and discounts, of $991 million. The Company's 5.875% senior notes (the "5.875% Senior Notes") matured and were repaid in July 2016. The Company funded the $455 million repayment of the 5.875% Senior Notes with cash on hand. The Company's 6.65% senior notes (the "6.65% Senior Notes"), with an outstanding debt principal balance of $485 million, will mature in March 2017. The Company intends to fund the payments due at maturity of the 6.65% Senior Notes with cash on hand. As such, the 6.65% Senior Notes are classified as current in the accompanying consolidated balance sheets.
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
Principal maturities. Principal maturities of long-term debt at December 31, 2016, are as follows (in millions):

2017	$485
2018	$450
2019	$—
2020	$450
2021	$500
Thereafter	$1,350

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Interest expense. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash payments for interest	$196	$148	$193
Amortization of issuance discounts	9	13	12
Amortization of capitalized loan fees	4	5	5
Net changes in accruals	2	25	(22)
Interest incurred	211	191	188
Less capitalized interest	(4)	(4)	(4)
Total interest expense	$207	$187	$184
NOTE H.     Incentive Plans
Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Company's board of directors (the "Board") approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. The Company will provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first ten percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $3 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.
401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount up to 80 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's base compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins with the participant's date of hire. During the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense of $23 million, $31 million and $33 million, respectively, as a result of Matching Contributions.
Stock-based compensation costs. In accordance with GAAP, the Company records stock-based compensation expense ratably over the vesting periods of the Company's stock-based compensation awards using the awards' fair value. The Company maintains two plans providing for stock-based compensation: the Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") and the Employee Stock Purchase Plan ("ESPP").
Long-Term Incentive Plan. The LTIP provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by the Company, including shares purchased on the open market. In May 2016, the stockholders of the Company approved a 3.5 million increase in the number of shares available under the plan. The following table shows the number of shares available for issuance pursuant to awards under the LTIP at December 31, 2016:

Approved and authorized awards	12,600,000
Awards issued under plan	(7,509,349)
Awards available for future grant	5,090,651

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Employee Stock Purchase Plan. The ESPP allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of an employee's pay (subject to certain ESPP limits) during the eight-month offering period (January 1 to August 31). Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower. The following table shows the number of shares available for issuance under the ESPP at December 31, 2016:

Approved and authorized shares	1,250,000
Shares issued	(891,746)
Shares available for future issuance	358,254
The following table reflects stock-based compensation expense recorded for each type of stock-based compensation award and the associated income tax benefit for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Restricted stock-Equity Awards	$66	$70	$65
Restricted stock-Liability Awards	24	22	28
Stock options (a)	—	—	2
Performance unit awards	21	18	13
ESPP	2	2	2
Total	$113	$112	$110
Income tax benefit	$34	$34	$33
 _____________________

(a)	Cash proceeds received from stock option exercises during 2016 and 2014 amounted to $1 million and $6 million, respectively. There were no stock option exercises during 2015.
As of December 31, 2016, there was $107 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $29 million attributable to Liability Awards that are expected to be settled in cash on their vesting dates. The stock-based compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Restricted stock awards. During 2016, the Company awarded 701,363 restricted shares or units of the Company's common stock as compensation to directors, officers and employees of the Company (including 180,383 shares or units representing Liability Awards). The Company's issued shares, as reflected in the accompanying consolidated balance sheet as of December 31, 2016, do not include 96,242 of issued, but unvested shares awarded under stock-based compensation plans that have voting rights.
The following table reflects the restricted stock award activity for the year ended December 31, 2016:

	Equity Awards		Liability Awards
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of Shares
Outstanding at beginning of year	1,081,650	$151.50	271,031
Shares granted	520,980	$122.72	180,383
Shares forfeited	(61,690)	$139.88	(18,290)
Shares vested	(463,713)	$141.49	(142,572)
Outstanding at end of year	1,077,227	$143.39	290,552

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The weighted average grant-date fair value of restricted stock equity awards awarded during 2016, 2015 and 2014 was $122.72, $153.55 and $184.39, respectively. The grant-date fair value of restricted stock equity awards that vested during 2016, 2015 and 2014 was $66 million, $76 million and $51 million, respectively.
As of December 31, 2016 and 2015, accounts payable – due to affiliates in the accompanying consolidated balance sheets includes $22 million and $16 million, respectively, of liabilities attributable to the Liability Awards, representing the fair value of the earned, but unvested, portion of the outstanding awards as of that date. The cash paid for Liability Awards that vested during 2016, 2015 and 2014 was $18 million, $29 million and $38 million, respectively.
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

A summary of the Company's nonstatutory stock option awards activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at beginning of year	199,058	$77.51
Options exercised	(39,680)	$31.23
Outstanding at end of year	159,378	$89.03	4.29	$15
Exercisable at end of year	159,378	$89.03	4.29	$15
The Company has not granted stock options since February 2012. The intrinsic value of options exercised during 2016 and 2014 was $6 million and $12 million, respectively, based on the difference between the market price at the exercise date and the option exercise price. There were no options exercised during 2015.
Performance unit awards. During 2016, 2015 and 2014, the Company awarded performance units to certain of the Company's officers under the LTIP. The number of shares of common stock to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The performance unit awards vest over a 34-month service period. The grant-date fair values per unit of the 2016, 2015 and 2014 performance unit awards were $203.69, $222.33 and $232.20, respectively, which amounts were determined using the Monte Carlo simulation method and are being recognized as stock-based compensation expense ratably over the performance period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of performance unit awards granted during 2016, 2015 and 2014:

	2016			2015			2014
Risk-free interest rate	0.96%			1.03%			0.62%
Range of volatilities	28.3%	-	53.6%	26.1%	-	41.3%	29.0%	-	41.5%

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table summarizes the performance unit activity for the year ended December 31, 2016:

	Number of Units (a)	Weighted Average Grant-Date Fair Value
Beginning performance unit awards	148,547	$226.74
Units granted	104,114	$203.69
Units forfeited	(4,821)	$224.76
Units vested (b)	(69,284)	$231.63
Ending performance unit awards	178,556	$211.46
 _____________________

(a)
These amounts reflect the number of performance units granted. The actual payout of shares may be between zero percent and 250 percent of the performance units granted depending upon the total shareholder return ranking of the Company compared to peer companies at the vesting date.

(b)
Of the 69,284 units that vested during 2016, 65,255 units vested according to the scheduled timing of the associated award and 4,029 units, which were originally scheduled to vest in 2017, vested upon retirement of the officer to whom the performance unit awards were granted. On December 31, 2016, the service period lapsed on 65,996 performance unit awards that earned 1.75 shares for each vested award, representing 115,500 aggregate shares of common stock issued on January 3, 2017. The vested performance units that earned 1.75 shares for each vested award included 65,255 units vested in the current year and 741 units that vested in 2015 upon the retirement of the officer to whom the performance unit awards were granted.

 The grant-date fair value of performance units that vested during 2016, 2015 and 2014 was $15 million, $17 million and $8 million, respectively.
NOTE I.    Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The following table summarizes the Company's asset retirement obligation activity during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning asset retirement obligations	$285	$189	$194
Obligations assumed in acquisitions	2	—	6
New wells placed on production	2	4	5
Changes in estimates (a)	17	103	7
Disposition of wells	—	—	(14)
Obligations settled	(27)	(23)	(21)
Accretion of discount on continuing operations	18	12	12
Ending asset retirement obligations	$297	$285	$189
 _____________________

(a)
Changes in estimates are determined based on several factors, including abandonment cost estimates based on recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates and well life estimates. The increases in 2016 and 2015 were primarily due to the forecasted timing of abandoning the Company's oil and gas wells being accelerated as a result of lower commodity prices, which has the effect of shortening the economic lives of the Company's producing wells.

As of December 31, 2016 and 2015, the current portions of the Company's asset retirement obligations were $39 million and $40 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE J. Commitments and Contingencies
Severance agreements. The Company has entered into severance and change in control agreements with its officers and certain key employees. The current annual salaries for the officers and key employees covered under such agreements total $34 million.
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
Environmental. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Environmental expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities for expenditures that will not qualify for capitalization are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement occurs.
Obligations following divestitures. In connection with its divestiture transactions, the Company usually retains certain liabilities and provides the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty obligations and income taxes. The Company does not believe that these obligations are probable of having a material impact on its liquidity, financial position or future results of operations.
Drilling commitments. The Company's principal drilling commitments are related to drilling rig contracts that require the Company to pay day rates for contracted drilling rigs over their contractual term. In addition, the Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future. The Company recognizes its drilling commitments in the periods in which the rig services are performed. The Company's future minimum drilling commitments at December 31, 2016 include only drilling rig obligations that are expected to be paid as follows (in millions):

2017	$107
2018	$82
2019	$10
2020	$—
2021	$—
Thereafter	$—
Lease agreements. The Company leases equipment and office facilities under operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $59 million, $58 million and $66 million, respectively. The payments for the year ended December 31, 2014 include $9 million associated with discontinued operations and are included in the loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. Future minimum lease commitments under noncancelable operating leases at December 31, 2016 are as follows (in millions):

2017	$26
2018	$24
2019	$23
2020	$18
2021	$4
Thereafter	$11

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Firm purchase, gathering, processing, transportation and fractionation commitments. The Company from time to time enters into, and as of December 31, 2016 was a party to, take-or-pay agreements, which include contractual commitments to purchase sand and water for use in the Company's drilling operations and contractual commitments with midstream service companies and pipeline carriers for future gathering, processing, transportation and fractionation. These commitments are normal and customary for the Company's business activities. Future minimum purchase, gathering, processing, transportation and fractionation commitments at December 31, 2016 are as follows (in millions):

2017	$453
2018	$463
2019	$469
2020	$459
2021	$409
Thereafter	$694
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
NOTE K.     Related Party Transactions
Transactions with affiliated partnerships. Prior to December 2014, the Company, through a wholly-owned subsidiary, served as operator of properties in which it and its affiliated oil and gas drilling partnerships had an interest. The Company received lease operating and supervision charges in accordance with standard industry operating agreements related to the operation of the properties in which it and its affiliated partnerships had an interest and other fees related to the administration of the affiliated partnerships. For the year ended December 31, 2014, the Company received $3 million associated with these fees.
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
Prior to its sale in July 2015 and for the year ended December 31, 2014, the Company received nil and $50 million, respectively, in distributions from EFS Midstream.
Prior to July 2015, the Company also (i) provided certain services as the manager of EFS Midstream in accordance with a Master Services Agreement and (ii) contracted for services from EFS Midstream under a Hydrocarbon Gathering and Handling Agreement (the "HGH Agreement").
Master Services Agreement. The terms of the Master Services Agreement provided that the Company would perform certain manager services for EFS Midstream and be compensated by monthly fixed payments and variable payments attributable to expenses incurred by employees whose time was substantially dedicated to EFS Midstream's business. During 2015 and 2014, the Company received $2 million and $3 million of fixed payments and $9 million and $18 million of variable payments, respectively, from EFS Midstream.
Hydrocarbon Gathering and Handling Agreement. Under the terms of the HGH Agreement, EFS Midstream was obligated to construct certain equipment and facilities capable of gathering, treating and transporting oil and gas production from the Eagle Ford Shale properties operated by the Company. The HGH Agreement obligated the Company to use the EFS Midstream gathering, treating and transportation equipment and facilities. In accordance with the terms of the HGH Agreement, the Company paid EFS Midstream $54 million (prior to its sale) and $103 million of gathering and treating fees during 2015 and 2014, respectively. Such amounts were expensed as oil and gas production costs in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The following purchasers individually accounted for ten percent or more of the Company's consolidated oil, NGL and gas production revenues, including the revenues from discontinued operations, in at least one of the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Vitol, Inc. (a)	19%	18%	9%
Plains Marketing LP	16%	22%	29%
Occidental Energy Marketing Inc.	16%	18%	16%
Enterprise Products Partners L.P.	12%	12%	13%
______________________

(a)
Vitol Inc.'s Permian Basin oil systems were acquired by Sunoco Logistics Partners L.P. ("Sunoco") during the fourth quarter of 2016; the Company's contracts with Vitol Inc. have been transferred to Sunoco.

The loss of any of these significant purchasers could have a material adverse effect on the ability of the Company to sell its oil and gas production.
The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price and to satisfy unused pipeline capacity commitments. The following purchasers individually accounted for ten percent or more of the Company's consolidated oil, NGL and gas revenues from sales of commodities purchased from third parties in at least one of the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Occidental Energy Marketing Inc.	19%	18%	—%
Plains Marketing LP	19%	18%	—%
Exxon Mobil	16%	9%	—%
BP Energy	13%	—%	—%
Valero Marketing and Supply Company	12%	37%	61%
Lonestar/Oneok	10%	9%	16%
The Company believes that the loss of any of these purchasers would not have an adverse effect on the ability of the Company to sell commodities it purchases from third parties.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE M.    Interest and Other Income
The following table provides the components of the Company's interest and other income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest income	$22	$3	$—
Deferred compensation plan income	3	4	3
Equity interest in income of EFS Midstream (a)	—	5	13
Other income	7	10	10
Total interest and other income	$32	$22	$26
 ______________________

(a)
The Company accounted for its investment in EFS Midstream prior to its sale in July 2015 using the equity method. EFS Midstream provided gathering, treating and transportation services for the Company. See Note C for additional information on the Company's sale of EFS Midstream.

NOTE N.    Other Expense
The following table provides the components of the Company's other expense during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Transportation commitment charges (a)	$109	$53	$46
Idle drilling and well service equipment charges (b)	64	92	7
Loss from vertical integration services (c)	54	34	16
Impairment of inventory and other property and equipment (d)	8	86	8
Restructuring charges (e)	4	23	—
Other	49	27	29
Total other expense	$288	$315	$106
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Primarily represents expenses attributable to idle drilling rig fees that are not chargeable to joint operations and charges to terminate rig contracts that were not required to meet planned drilling activities.

(c)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three years ended December 31, 2016, 2015 and 2014, these net losses include $147 million, $298 million and $374 million of gross vertical integration revenues, respectively, and $201 million, $332 million and $390 million of total vertical integration costs and expenses, respectively.

(d)
Primarily represents charges of $8 million, $71 million and $8 million to reduce excess materials and supplies inventories to their market values for the years ended December 31, 2016, 2015 and 2014, respectively. See Note D for additional information on the fair value of material and supplies inventory.

(e)
Represents restructuring costs associated with the Company's restructuring of its operations in South Texas in 2016 and Colorado in 2015. See Note B for additional information on the restructuring charges.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE O.    Income Taxes
The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state, local and foreign taxing authorities. The Company received a tax refund of $66 million (net of tax payments) during 2016 and made current and estimated tax payments of $43 million and $22 million (net of tax refunds) during 2015 and 2014, respectively.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of December 31, 2016, the Company had unrecognized tax benefits of $112 million resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2017. There were no unrecognized tax benefits as of December 31, 2015. During 2014, the Company recognized a $21 million tax benefit resulting from the resolution of a tax uncertainty related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica.
With respect to income taxes, the Company's policy is to account for interest charges as interest expense and any penalties as other expense in the accompanying consolidated statements of operations. The Company files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2016, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position. The Company's earliest open years in its key jurisdictions are as follows:

U.S. federal	2012
Various U.S. states	2012
South Africa	2011
The Company's income tax (provision) benefit and amounts separately allocated were attributable to the following items for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income tax (provision) benefit from continuing operations	$403	$155	$(556)
Income tax benefit from discontinued operations	$—	$2	$60
Changes in equity:
Excess tax benefit related to stock-based compensation	$1	$7	$19

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The Company's income tax (provision) benefit attributable to income from continuing operations consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
U.S. federal	$22	$(22)	$(3)
U.S. state	2	(1)	(1)
	24	(23)	(4)
Deferred:
U.S. federal	375	165	(537)
U.S. state	4	13	(15)
	379	178	(552)
Income tax (provision) benefit from continuing operations	$403	$155	$(556)
 Reconciliations of the United States federal statutory tax rate to the Company's effective tax rate for income (loss) from continuing operations are as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except percentages)
Income (loss) from continuing operations attributable to common stockholders before income taxes	$(959)	$(421)	$1,597
Federal statutory income tax rate	35%	35%	35%
(Provision) benefit for federal income taxes at the statutory rate	336	147	(559)
State income tax (provision) benefit (net of federal tax)	3	8	(10)
State valuation allowance (net of federal tax)	(3)	—	—
State credit for increasing research activities (net of unrecognized tax benefits and federal tax)	4	—	—
Federal credit for increasing research activities (net of unrecognized tax benefits)	68	—	—
Premier Silica benefit	—	—	21
Other	(5)	—	(8)
Income tax (provision) benefit from continuing operations	$403	$155	$(556)
Effective income tax rate, excluding net income attributable to the noncontrolling interests	42%	37%	35%

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities related to continuing operations are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Net operating loss carryforward (a)	$635	$441
Credit carryforwards (b)	107	47
Asset retirement obligations	106	102
Incentive plans	81	75
Net deferred hedge losses	32	—
Other	30	55
Total deferred tax assets	991	720
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(2,184)	(1,997)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(204)	(227)
Net deferred hedge gains	—	(272)
Total deferred tax liabilities	(2,388)	(2,496)
Net deferred tax liability	$(1,397)	$(1,776)
____________________

(a)
Net operating loss carryforwards as of December 31, 2016 consist of $1.8 billion of U.S. federal NOLs, which expire between 2032 and 2036, and $150 million of Colorado NOLs, which expire between 2027 and 2036, and are net of a $4 million valuation allowance relating to $92 million of Colorado NOLs that the Company believes will more likely than not expire unutilized.

(b)
Credit carryforwards as of December 31, 2016 consist of $26 million of U.S. federal minimum tax credits and $76 million of U.S. federal credits and $5 million of Texas credits for increasing research activities. The U.S. federal and state research credits exclude $112 million of unrecognized tax benefits.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table is a reconciliation of the Company's net income (loss) attributable to common stockholders to basic and diluted net income (loss) attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income (loss) from continuing operations	$(556)	$(266)	$1,041
Participating basic earnings (a)	—	—	(10)
Basic and diluted net income (loss) from continuing operations	(556)	(266)	1,031
Basic and diluted net loss from discontinued operations	—	(7)	(111)
Basic and diluted net income (loss) attributable to common stockholders	$(556)	$(273)	$920
 ______________________

(a)
Unvested restricted stock awards represent participating securities because they participate in nonforfeitable dividends with the common equity owners of the Company. Participating share- or unit-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so.

 Basic and diluted weighted average common shares outstanding were 166 million, 149 million and 144 million for the years ended December 31, 2016, 2015 and 2014, respectively.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the United States. See the Company's accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2016	2015
	(in millions)
Oil and gas properties:
Proved	$18,566	$16,631
Unproved	486	169
Capitalized costs for oil and gas properties	19,052	16,800
Less accumulated depletion, depreciation and amortization	(8,211)	(6,778)
Net capitalized costs for oil and gas properties	$10,841	$10,022
Costs Incurred for Oil and Gas Producing Activities (a)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Property acquisition costs:
Proved	$78	$9	$19
Unproved	368	27	85
Exploration costs	1,454	1,245	1,943
Development costs	509	894	1,535
Total costs incurred	$2,409	$2,175	$3,582
____________________

(a)	The costs incurred for oil and gas producing activities includes the following amounts related to asset retirement obligations:

	Year Ended December 31,
	2016 (a)	2015 (a)	2014
	(in millions)
Proved property acquisition costs	$2	$—	$—
Exploration costs	2	2	3
Development costs	17	100	4
Total	$21	$102	$7
____________________

(a)
The increase in 2016 and 2015 from 2014 is primarily due to the forecasted timing of abandoning the Company's oil and gas wells being accelerated as a result of lower commodity prices, which has the effect of shortening the economic lives of the Company's producing wells.

Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2016, 2015 and 2014 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission (the "SEC") and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

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

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

The following table provides a rollforward of total proved reserves for the years ended December 31, 2016, 2015 and 2014. Oil and NGL volumes are expressed in thousands of Bbls ("MBbls"), gas volumes are expressed in millions of cubic feet ("MMcf") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

	Year Ended December 31,
	2016				2015				2014
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Balance, January 1	311,970	126,344	1,356,487	664,395	352,084	169,244	1,668,872	799,473	342,105	185,422	1,906,341	845,250
Production (b)	(48,926)	(15,922)	(139,510)	(88,100)	(38,452)	(14,086)	(147,173)	(77,067)	(32,718)	(15,761)	(154,424)	(74,217)
Revisions of previous estimates	(3,912)	1,279	(76,998)	(15,466)	(82,816)	(54,439)	(309,947)	(188,913)	(46,354)	(20,125)	(2,574)	(66,907)
Extensions and discoveries	117,406	24,735	120,766	162,269	80,726	25,496	143,991	130,221	114,864	55,987	275,825	216,822
Sales of minerals-in-place	(908)	(238)	(1,377)	(1,376)	(16)	(3)	(15)	(21)	(26,952)	(36,926)	(359,548)	(126,803)
Purchases of minerals-in-place	2,566	743	5,361	4,203	444	132	759	702	1,139	647	3,252	2,328
Balance, December 31	378,196	136,941	1,264,729	725,925	311,970	126,344	1,356,487	664,395	352,084	169,244	1,668,872	796,473
 ______________________

(a)
The proved gas reserves as of December 31, 2016, 2015 and 2014 include 137,853 MMcf, 144,955 MMcf and 191,932 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) rather than being delivered to a sales point.

(b)
Production for 2016, 2015 and 2014 includes 15,082 MMcf, 15,531 MMcf and 16,738 MMcf of field fuel, respectively. Also, for 2014, production includes 4,911 MBOE of production associated with discontinued operations. See Note C for additional information regarding the Company's discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

Revisions of previous estimates. Revisions of previous estimates for 2016 were comprised of 58 million barrels of oil equivalent ("MMBOE") of negative price revisions due to 15 percent and four percent declines in the NYMEX oil and gas prices, respectively, that were used to determine proved oil and gas reserves for 2016, as compared to 2015, partially offset by 43 MMBOE of positive revisions that were primarily attributable to reductions in cost estimates (based on cost savings achieved during 2016) that had the effect of extending the economic lives of the Company's producing wells. The December 31, 2016 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines was $42.82 per barrel of oil and $2.48 per Mcf of gas, compared to $50.11 per barrel of oil and $2.59 per Mcf of gas at December 31, 2015.
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
Revisions of previous estimates for 2014 were comprised of 79 MMBOE of negative revisions due to removing vertical proved undeveloped locations in the Spraberry/Wolfcamp play, replacing previously recorded undeveloped horizontal locations with new locations based on new well performance data, updated well performance profiles and updated cost estimates, partially offset by 12 MMBOE of positive price revisions. During 2014, the Company continued to shift its drilling activity in the Spraberry/Wolfcamp play in the Midland Basin of West Texas from vertical drilling to horizontal drilling. The Company replaced vertical drilling with horizontal drilling because it believed that horizontal drilling would enhance ultimate resource recoveries and improve rates of return per dollar invested. As a result, Pioneer no longer expected to drill any vertical proved undeveloped locations. Consequently, the Company's proved undeveloped reserves were reduced by 39 MMBOE associated with vertical drilling locations in the Spraberry/Wolfcamp area. Based on the limited horizontal drilling conducted through year-end 2014 in six Wolfcamp and Spraberry shale intervals across Pioneer's acreage position in the Spraberry/Wolfcamp field, sufficient production and well control data was not yet available to support the replacement of the vertical proved undeveloped reserves removed in 2014 with horizontal proved undeveloped reserve additions. During 2014, the Company also removed 14 MMBOE of proved undeveloped reserves associated with horizontal locations in the Spraberry/Wolfcamp area that were no longer expected to be drilled within five years as a result of optimizing the Company's horizontal drilling program in other areas of the field. Negative well performance revisions of 19 MMBOE were comprised of a combination of negative revisions associated with horizontal and vertical downspacing performance and normal production decline changes. Cost inflation resulted in negative revisions of 6 MMBOE due to the assumed economic limit of producing and planned wells being shortened. The December 31, 2014 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines was $94.98 per barrel of oil and $4.35 per Mcf of gas, compared to $96.82 per barrel of oil and $3.67 per Mcf of gas at December 31, 2013.
Extensions and discoveries. Extensions and discoveries for 2016 and 2015 were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp area. Extensions and discoveries for 2014 were primarily comprised of proved reserve additions attributable to the Company's horizontal drilling program in the Spraberry/Wolfcamp area and its vertical drilling programs in the Strawn and Atoka horizons in the Midland Basin, combined with discoveries in the Eagle Ford Shale.
Sales of minerals-in-place. Sales of minerals-in-place in 2014 were primarily related to the sale of the Hugoton field, the Barnett Shale field and Pioneer Alaska in 2014. See Note C for additional information regarding the Company's divestitures and discontinued operations.
Purchases of minerals-in-place. Purchases of minerals-in-place during 2016, 2015 and 2014 were primarily attributable to acquisitions in the Company's Spraberry/Wolfcamp area.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

The following table provides the Company's proved developed and proved undeveloped reserves for the years ended December 31, 2016, 2015 and 2014.

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBOE)
Proved Developed Reserves:
December 31, 2016	343,515	126,928	1,215,861	673,085
December 31, 2015	266,657	112,376	1,284,680	593,146
December 31, 2014	267,193	130,206	1,486,289	645,113

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBOE)
Proved Undeveloped Reserves:
December 31, 2016	34,681	10,013	48,868	52,840
December 31, 2015	45,313	13,968	71,807	71,249
December 31, 2014	84,891	39,038	182,583	154,360
The following table summarizes the Company's proved undeveloped reserves activity during the year ended December 31, 2016 (in MBOE).

Beginning proved undeveloped reserves	71,249
Revisions of previous estimates	(3,673)
Extensions and discoveries	9,826
Transfers to proved developed	(24,562)
Ending proved undeveloped reserves	52,840
As of December 31, 2016, the Company had 90 proved undeveloped well locations as compared to 138 and 394 at December 31, 2015 and 2014, respectively. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during 2016 were comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates were primarily comprised of 10 MMBOE of negative price revisions associated with proved undeveloped well locations that the Company no longer plans to drill as a result of the decline in commodity prices, partially offset by 6 MMBOE of positive revisions that were primarily attributable to reductions in cost estimates.
Extensions and discoveries. Extensions and discoveries were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp area.
Transfers to proved developed. Transfers to proved developed reserves represented those undeveloped proved reserves that moved to proved developed as a result of development drilling during 2016. During 2016, the Company incurred $509 million of development costs and developed 34 percent of its proved undeveloped reserves.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2016.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

While the Company expects, based on Management's Price Outlooks, that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of internally-generated cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments, availability under its credit facility, proceeds from divestitures of nonstrategic assets or external financing sources to fund these and other capital expenditures, including exploratory drilling and acquisitions. The following table represents the estimated timing and cash flows of developing the Company's proved undeveloped reserves as of December 31, 2016 (dollars in millions):

Year Ended December 31, (a)	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
2017	2,388	$72	$12	$144	$(84)
2018	5,048	150	28	241	(119)
2019	6,472	195	35	107	53
2020	4,642	139	25	22	92
2021	3,469	104	20	1	83
Thereafter (b)	30,820	930	261	5	664
	52,839	$1,590	$381	$520	$689
______________________

(a)	Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling beginning in 2017.

(b)	The $5 million of future development costs represents net abandonment costs in years beyond the forecasted years.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

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
The following tables provide the standardized measure of discounted future cash flows as of December 31, 2016, 2015 and 2014, as well as a rollforward in total for each respective year:

	December 31,
	2016	2015	2014
	(in millions)
Oil and gas producing activities:
Future cash inflows	$19,313	$18,805	$42,061
Future production costs	(10,462)	(11,475)	(18,228)
Future development costs (a)	(1,189)	(1,622)	(4,285)
Future income tax expense	(55)	—	(4,874)
	7,607	5,708	14,674
10% annual discount factor	(3,417)	(2,464)	(6,889)
Standardized measure of discounted future cash flows	$4,190	$3,244	$7,785
 __________________

(a)
Includes $603 million, $604 million and $626 million of undiscounted future asset retirement expenditures estimated as of December 31, 2016, 2015 and 2014, respectively, using current estimates of future abandonment costs. See Note I for additional information regarding the Company's discounted asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Oil and gas sales, net of production costs	$(1,700)	$(1,314)	$(2,813)
Revisions of previous estimates:
Net changes in prices and production costs	(284)	(7,960)	(1,570)
Changes in future development costs	39	1,204	115
Revisions in quantities	(122)	(1,292)	(581)
Accretion of discount	552	1,125	1,326
Changes in production rates, timing and other (a)	72	(93)	608
Extensions, discoveries and improved recovery	2,275	1,597	4,086
Development costs incurred during the period	142	308	403
Sales of minerals-in-place	(12)	—	(1,123)
Purchases of minerals-in-place	39	13	34
Change in present value of future net revenues	1,001	(6,412)	485
Net change in present value of future income taxes	(55)	1,871	(1)
	946	(4,541)	484
Balance, beginning of year	3,244	7,785	7,301
Balance, end of year	$4,190	$3,244	$7,785
__________________

(a)
The Company's changes in Standardized Measure attributable to production rates, timing and other primarily represent changes in the Company's estimates of when proved reserve quantities will be realized.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2016, 2015 and 2014

Selected Quarterly Financial Results
The following table provides selected quarterly financial results for the years ended December 31, 2016 and 2015, with adjustments to conform to the annual results:

	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Year Ended December 31, 2016:
Oil and gas revenues	$409	$613	$643	$753
Total revenues and other income (a)	$685	$786	$1,186	$1,168
Total costs and expenses (b)	$1,093	$1,197	$1,242	$1,253
Net income (loss) attributable to common stockholders	$(267)	$(268)	$22	$(44)
Net income (loss) attributable to common stockholders per share:
Basic	$(1.65)	$(1.63)	$0.13	$(0.26)
Diluted	$(1.65)	$(1.63)	$0.13	$(0.26)
Year Ended December 31, 2015:
Oil and gas revenues	$517	$596	$557	$508
Total revenues and other income: (a)
As reported	$868	$648	$2,218	$1,074
Adjustment for vertical integration services (c)	1	(4)	19	—
As adjusted	$869	$644	$2,237	$1,074
Total costs and expenses:
As reported	$979	$988	$1,215	$2,047
Adjustment for vertical integration services (c)	1	(4)	19	—
As adjusted (b)	$980	$984	$1,234	$2,047
Net income (loss) attributable to common stockholders	$(78)	$(218)	$646	$(623)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.52)	$(1.46)	$4.28	$(4.17)
Diluted	$(0.52)	$(1.46)	$4.27	$(4.17)
 _____________________

(a)
During 2016, the Company's total revenues and other income included net derivative gains of $43 million and $91 million during the first and third quarters, respectively, and net derivative losses of $229 million and $66 million during the second and fourth quarters, respectively. During 2015, the Company's total revenues and other income included net derivative gains of $241 million, $573 million and $262 million during the first, third and fourth quarters, respectively, and net derivative losses of $197 million during the second quarter.

(b)
During the first quarter of 2016, the Company's total costs and expenses included charges of $32 million to impair the carrying value of proved properties in the West Panhandle field. During the first, third and fourth quarters of 2015, the Company's total costs and expenses included charges of $138 million to impair the carrying value of proved properties in the West Panhandle field, $72 million to impair the carrying value of proved properties in the South Texas - Other field and $846 million to impair the carrying value of proved properties in the South Texas - Eagle Ford Shale field, respectively.

(c)
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2016, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2016, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pioneer Natural Resources Company
We have audited Pioneer Natural Resources Company's (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pioneer Natural Resources Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Pioneer Natural Resources Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Natural Resources Company as of December 31, 2016 and 2015 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 17, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2017 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about the Company's equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Pioneer Natural Resources Company:
2006 Long-Term Incentive Plan (b)(c)	159,378	$89.03	5,090,651
Employee Stock Purchase Plan (d)	—	—	358,254
Total:	159,378	$89.03	5,448,905
 _______________________

(a)	There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.

(b)
In May 2006, the stockholders of the Company approved the 2006 Long-Term Incentive Plan, which provided for the issuance of up to 9.1 million awards, as was supplementally approved by the stockholders of the Company during May 2009. In May 2016, the stockholders of the Company approved a 3.5 million increase in the number of shares available under the plan. Awards under the 2006 Long-Term Incentive Plan can be in the form of stock options, stock appreciation rights, performance units, restricted stock and restricted stock units. No additional awards may be made under the prior Long-Term Incentive Plan.

(c)	The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units at December 31, 2016.

(d)
The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the original authorized issuance of 750,000 shares plus an additional 500,000 shares supplementally approved less 891,746 cumulative shares issued through December 31, 2016.

See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of each of the Company's equity compensation plans.
The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2017 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2017 and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data:"

•	Report of Independent Registered Pubic Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)	Exhibits
The exhibits to this Report that are required to be filed pursuant to Item 15(b) are listed below and in the "Exhibit Index" attached hereto.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

Exhibits

Exhibit Number		Description
3.1	—
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

3.3	—	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).
4.1	—
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

10.13 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with initial equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.14 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

10.15 H	—
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

10.16 H	—
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

10.17 H	—
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

10.18 H	—
Form of Restricted Stock Unit Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245), filed with the SEC on May 24, 2016).

10.19 H	—
Form of Restricted Stock Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-13245).

10.20 H	—
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

10.22 H	—
First Amendment to Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan, effective September 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).

10.23 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.24 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.25 H	—
Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.26 H	—
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.27 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.28 H	—
Amendment No. 3 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 19, 2013 and effective January 1, 2009 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.29 H	—
Amendment No. 4 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.30 H(a)	—	Amendment No. 5 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 15, 2016.
10.31 H	—
Pioneer USA 401(k) and Matching Plan, Amended and Restated, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.32 H	—
First Amendment to Pioneer USA 401(k) and Matching Plan dated February 27, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.33 H	—
Second Amendment to Pioneer USA 401(k) and Matching Plan dated November 10, 2014 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.34 H	—
Third Amendment to Pioneer USA 401(k) and Matching Plan dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-13245).

10.35 H	—
Fourth Amendment to Pioneer USA 401(k) and Matching Plan dated July 7, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-13245).

10.36 H	—
Fifth Amendment to Pioneer USA 401(k) and Matching Plan dated October 29, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-13245).

10.37 H	—
Sixth Amendment to Pioneer USA 401(k) and Matching Plan dated December 7, 2015 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-13245).

10.38 H	—
Seventh Amendment to Pioneer USA 401(k) and Matching Plan dated March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-13245).

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

10.46 H(a)	—
Indemnification Agreement, dated effective March 2, 2016 between the Company and Teresa A. Fairbrook, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement.

10.47 H	—
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

10.48 H	—
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
Letter Agreement dated May 19, 2016 between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.51 H	—
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

10.52 H	—
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

10.55 H(a)	—
Severance Agreement, dated effective December 12, 2005, between the Company and William Hannes, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement.

10.56 H(a)	—
Amendment to Severance Agreement, dated November 20, 2008, between the Company and William Hannes, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Amendment to Severance Agreement.

10.57 H(a)	—
Severance Agreement, dated effective February 27, 2013, between the Company and Teresa A. Fairbrook, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement.

10.58 H	—
Separation Agreement, dated effective January 4, 2016, between the Company and Danny Kellum (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1.13245).

10.59 H	—
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

10.60 H	—
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

10.61 H	—
Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.62 H(a)	—	Change in Control Agreement, dated February 27, 2013, between the Company and Teresa A. Fairbrook.
10.63 H(a)	—
Change in Control Agreement, dated March 4, 2013, between the Company and William F. Hannes, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those arrangements and the filed Change in Control Agreement.

10.64 H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (now known as the Pioneer 2008 PSE Employee Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.65 H	—
First Amendment to Pioneer 2008 PSE Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.66 H	—
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

12.1 (a)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.
21.1 (a)	—	Subsidiaries of the registrant.
23.1 (a)	—	Consent of Ernst & Young LLP.
23.2 (a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
95.1 (a)	—	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99.1 (a)	—	Report of Netherland, Sewell & Associates, Inc.
101. INS (a)	—	XBRL Instance Document.
101. SCH (a)	—	XBRL Taxonomy Extension Schema.
101. CAL (a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF (a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB (a)	—	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE (a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
 __________________________

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement.

ITEM 16.	10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY
Date:	February 17, 2017

		By:	/s/ Timothy L. Dove
Timothy L. Dove, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy L. Dove	President and Chief Executive Officer (principal executive officer)	February 17, 2017
Timothy L. Dove

/s/ Richard P. Dealy	Executive Vice President and Chief Financial Officer (principal financial officer)	February 17, 2017
Richard P. Dealy

/s/ Margaret M. Montemayor	Vice President and Chief Accounting Officer (principal accounting officer)	February 17, 2017
Margaret M. Montemayor

/s/ Scott D. Sheffield	Chairman of the Board	February 17, 2017
Scott D. Sheffield

/s/ Edison C. Buchanan	Director	February 17, 2017
Edison C. Buchanan

/s/ Andrew F. Cates	Director	February 17, 2017
Andrew F. Cates

/s/ Phillip A. Gobe	Director	February 17, 2017
Phillip A. Gobe

/s/ Larry R. Grillot	Director	February 17, 2017
Larry R. Grillot

/s/ Stacy P. Methvin	Director	February 17, 2017
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	February 17, 2017
Royce W. Mitchell

/s/ Frank A. Risch	Director	February 17, 2017
Frank A. Risch

/s/ Mona K. Sutphen	Director	February 17, 2017
Mona K. Sutphen

/s/ J. Kenneth Thompson	Director	February 17, 2017
J. Kenneth Thompson

/s/ Phoebe A. Wood	Director	February 17, 2017
Phoebe A. Wood

/s/ Michael D. Wortley	Director	February 17, 2017
Michael D. Wortley

Exhibit Index

Exhibit Number		Description
3.1	—
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

3.3	—	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).
4.1	—
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

10.13 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with initial equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.14 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

10.15 H	—
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

10.16 H	—
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

10.17 H	—
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

10.18 H	—
Form of Restricted Stock Unit Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245), filed with the SEC on May 24, 2016).

10.19 H	—
Form of Restricted Stock Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-13245).

10.20 H	—
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

10.22 H	—
First Amendment to Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan, effective September 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).

10.23 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.24 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.25 H	—
Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.26 H	—
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.27 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.28 H	—
Amendment No. 3 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 19, 2013 and effective January 1, 2009 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.29 H	—
Amendment No. 4 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.30 H(a)	—	Amendment No. 5 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 15, 2016.
10.31 H	—
Pioneer USA 401(k) and Matching Plan, Amended and Restated, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.32 H	—
First Amendment to Pioneer USA 401(k) and Matching Plan dated February 27, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.33 H	—
Second Amendment to Pioneer USA 401(k) and Matching Plan dated November 10, 2014 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-13245).

10.34 H	—
Third Amendment to Pioneer USA 401(k) and Matching Plan dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-13245).

10.35 H	—
Fourth Amendment to Pioneer USA 401(k) and Matching Plan dated July 7, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-13245).

10.36 H	—
Fifth Amendment to Pioneer USA 401(k) and Matching Plan dated October 29, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-13245).

10.37 H	—
Sixth Amendment to Pioneer USA 401(k) and Matching Plan dated December 7, 2015 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-13245).

10.38 H	—
Seventh Amendment to Pioneer USA 401(k) and Matching Plan dated March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-13245).

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

10.46 H(a)	—
Indemnification Agreement, dated effective March 2, 2016 between the Company and Teresa A. Fairbrook, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement.

10.47 H	—
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

10.48 H	—
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
Letter Agreement dated May 19, 2016 between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.51 H	—
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

10.52 H	—
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

10.55 H(a)	—
Severance Agreement, dated effective December 12, 2005, between the Company and William Hannes, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement.

10.56 H(a)	—
Amendment to Severance Agreement, dated November 20, 2008, between the Company and William Hannes, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Amendment to Severance Agreement.

10.57 H(a)	—
Severance Agreement, dated effective February 27, 2013, between the Company and Teresa A. Fairbrook, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement.

10.58 H	—
Separation Agreement, dated effective January 4, 2016, between the Company and Danny Kellum (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1.13245).

10.59 H	—
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

10.60 H	—
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

10.61 H	—
Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.62 H(a)	—	Change in Control Agreement, dated February 27, 2013, between the Company and Teresa A. Fairbrook.
10.63 H(a)	—
Change in Control Agreement, dated March 4, 2013, between the Company and William F. Hannes, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those arrangements and the filed Change in Control Agreement.

10.64 H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (now known as the Pioneer 2008 PSE Employee Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.65 H	—
First Amendment to Pioneer 2008 PSE Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.66 H	—
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