Form 10-Q
period 2017-03-31
PIONEER NATURAL RESOURCES CO
filed 2017-05-03
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 1, 2017                               170,094,162

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$663	$1,118
Short-term investments	1,546	1,441
Accounts receivable:
Trade, net	426	517
Due from affiliates	1	1
Income taxes receivable	3	3
Inventories	200	181
Derivatives	73	14
Other	28	23
Total current assets	2,940	3,298
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	18,780	18,566
Unproved properties	448	486
Accumulated depletion, depreciation and amortization	(8,546)	(8,211)
Total property, plant and equipment	10,682	10,841
Long-term investments	168	420
Goodwill	272	272
Other property and equipment, net	1,577	1,529
Derivatives	9	—
Other assets, net	101	99
	$15,749	$16,459

The financial information included as of March 31, 2017 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$751	$741
Due to affiliates	51	134
Interest payable	39	68
Current portion of long-term debt	—	485
Derivatives	9	77
Other	102	61
Total current liabilities	952	1,566
Long-term debt	2,729	2,728
Derivatives	2	7
Deferred income taxes	1,366	1,397
Other liabilities	352	350
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 173,779,363 and 173,221,845 shares issued as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	8,914	8,892
Treasury stock at cost: 3,685,461 and 3,497,742 shares as of March 31, 2017 and December 31, 2016, respectively	(254)	(218)
Retained earnings	1,679	1,728
Total equity attributable to common stockholders	10,341	10,404
Noncontrolling interests in consolidated subsidiaries	7	7
Total equity	10,348	10,411
Commitments and contingencies
	$15,749	$16,459

The financial information included as of March 31, 2017 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues and other income:
Oil and gas	$809	$409
Sales of purchased oil and gas	484	223
Interest and other	13	8
Derivative gains, net	151	43
Gain on disposition of assets, net	11	2
	1,468	685
Costs and expenses:
Oil and gas production	141	156
Production and ad valorem taxes	47	29
Depletion, depreciation and amortization	337	353
Purchased oil and gas	503	243
Impairment of oil and gas properties	285	32
Exploration and abandonments	33	59
General and administrative	84	74
Accretion of discount on asset retirement obligations	5	5
Interest	46	55
Other	60	87
	1,541	1,093
Loss before income taxes	(73)	(408)
Income tax benefit	31	141
Net loss attributable to common stockholders	$(42)	$(267)

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(1.65)
Weighted average shares outstanding:
Basic	170	162
Diluted	170	162

Dividends declared per share	$0.04	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2016	169,724	$2	$8,892	$(218)	$1,728	$7	$10,411
Dividends declared ($0.04 per share)	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	(188)	—	—	(36)	—	—	(36)
Compensation costs:
Vested compensation awards	558	—	—	—	—	—	—
Compensation costs included in net loss	—	—	22	—	—	—	22
Net loss	—	—	—	—	(42)	—	(42)
Balance as of March 31, 2017	170,094	$2	$8,914	$(254)	$1,679	$7	$10,348

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(42)	$(267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	337	353
Impairment of oil and gas properties	285	32
Impairment of inventory and other property and equipment	—	4
Exploration expenses, including dry holes	10	40
Deferred income taxes	(31)	(141)
Gain on disposition of assets, net	(11)	(2)
Accretion of discount on asset retirement obligations	5	5
Interest expense	1	5
Derivative related activity	(141)	175
Amortization of stock-based compensation	22	21
Other	25	17
Change in operating assets and liabilities:
Accounts receivable	92	33
Income taxes receivable	—	40
Inventories	(19)	—
Investments	4	—
Other current assets	(6)	(3)
Accounts payable	(153)	(169)
Interest payable	(29)	(16)
Other current liabilities	15	(17)
Net cash provided by operating activities	364	110
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	78	1
Proceeds from investments	458	—
Purchase of investments	(315)	(914)
Additions to oil and gas properties	(433)	(471)
Additions to other assets and other property and equipment, net	(86)	(79)
Net cash used in investing activities	(298)	(1,463)
Cash flows from financing activities:
Principal payments on long-term debt	(485)	—
Proceeds from issuance of common stock, net of issuance costs	—	1,597
Purchases of treasury stock	(36)	(23)
Net cash provided by (used in) financing activities	(521)	1,574
Net increase (decrease) in cash and cash equivalents	(455)	221
Cash and cash equivalents, beginning of period	1,118	1,391
Cash and cash equivalents, end of period	$663	$1,612

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE A. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGLs") and gas within the United States, with operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeast Colorado and the West Panhandle field in the Texas Panhandle.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Certain reclassifications have been made to the 2016 financial statement and footnote amounts in order to conform to the 2017 presentation.
Issuance of common stock. During the first and second quarters of 2016, the Company issued 13.8 million and 6.0 million shares of common stock, respectively, and received cash proceeds of $1.6 billion and $937 million, respectively, net of associated underwriter discounts and offering expenses.
New accounting pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. The Company adopted this standard on January 1, 2017. See Note M for additional discussion on the impact of the adoption to the Company's income tax provision.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company anticipates that the adoption of ASU 2016-02 for its leasing arrangements will likely (i) increase the Company's recorded assets and liabilities, (ii) increase depreciation, depletion and amortization expense, (iii) increase interest expense and (iv) decrease lease/rental expense. The Company is currently evaluating each of its lease arrangements and has not determined the aggregate amount of change expected for each category.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinded guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards and the Company plans to utilize the modified approach to adopt the new standard upon its effective date. The Company is evaluating the new guidance, including identifying revenue

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

streams and reviewing contracts and procedures currently in place. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.
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
The following table represents the allocation of the acquisition price to the assets acquired and the liabilities assumed based on their fair value at the acquisition date (in millions):

Assets acquired:
Proved properties	$79
Unproved properties	347
Other property and equipment	5
Liabilities assumed:
Asset retirement obligations	(2)
Other liabilities	(1)
Net assets acquired	$428
The fair value measurements of the net assets acquired are based on inputs that are not observable in the market and, therefore, represent Level 3 inputs in the fair value hierarchy (see Note D for a description of the input levels in the fair value hierarchy). The Company calculated the fair values of the acquired proved properties and asset retirement obligations using a discounted future cash flow model that utilizes management's estimates of (i) proved reserves, (ii) forecasted production rates, (iii) future operating, development and plugging and abandonment costs, (iv) future commodity prices and (v) a discount rate of 10 percent for proved properties and seven percent for asset retirement obligations. The Company calculated the fair values of the acquired unproved properties based on the average price per acre in comparable market transactions. The operating results attributable to the acquired assets and liabilities assumed are included in the Company's accompanying consolidated statements of operations since the date of acquisition.
Divestitures. For the three months ended March 31, 2017 and March 31, 2016, the Company recorded net gains on the disposition of assets of $11 million and $2 million, respectively. During the three months ended March 31, 2017, the Company completed the sales of nonstrategic proved and unproved properties in the Permian Basin for cash proceeds of $77 million, which resulted in a gain of $10 million.
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
March 31, 2017
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurement at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2017
	(in millions)
Assets:
Commodity derivatives	$—	$76	$—	$76
Interest rate derivatives	—	6	—	6
Deferred compensation plan assets	86	—	—	86
Total assets	86	82	—	168
Liabilities:
Commodity derivatives	—	11	—	11
Total liabilities	—	11	—	11
Total recurring fair value measurements	$86	$71	$—	$157
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2017, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
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
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets or liabilities that are acquired or written down to fair value when they are impaired or held for sale. See Note C for information on the fair value of assets and liabilities acquired in the Permian Basin acquisition.
Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized noncash impairment charges to reduce the carrying values of (i) the Raton field during the three months ended March 31, 2017 and (ii) the West Panhandle field during the three months ended March 31, 2016 to their estimated fair values.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company calculated the fair values of the Raton and West Panhandle fields using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculations included management's longer-term commodity price outlooks ("Management's Price Outlooks") and management's outlooks for (i) production costs, (ii) capital expenditures, (iii) production and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value.
The following table presents the fair value and fair value adjustments (in millions) for the Company's 2017 and 2016 proved property impairments, as well as the average oil price per barrel ("Bbl") and gas price per British thermal unit ("MMBtu") utilized in the respective Management's Price Outlooks:

				Management's Price Outlooks
	Impairment Date	Fair Value	Fair Value Adjustment	Oil	Gas
Raton	March 2017	$186	$(285)	$53.65	$3.00
West Panhandle	March 2016	$33	$(32)	$49.77	$3.24
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$1,724	$1,721	$1,906	$1,901
Current portion of long-term debt	$—	$—	$485	$490
Long-term debt	$2,729	$2,961	$2,728	$2,956
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The carrying values of held-to-maturity investments are adjusted for amortization of premiums and accretion of discounts over the remaining life of the investment. Income related to these investments is recorded in interest and other income in the Company's consolidated statement of operations. The Company's investments in corporate bonds represent Level 1 inputs in the hierarchy, while other investments represent Level 2 inputs in the hierarchy. Commercial paper and time deposits are included in cash and cash equivalents if they have maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of March 31, 2017:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

	March 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$653	$10	$—	$—	$663
Short-term investments	—	199	813	534	1,546
Long-term investments	—	—	168	—	168
	$653	$209	$981	$534	$2,377
Debt obligations. The Company's debt obligations are composed of its credit facility and senior notes. The fair value of the Company's debt obligations is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy. The fair value of the Company's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted United States Treasury Bill rates and (iii) the applicable credit-adjustments. The Company's senior notes represent debt securities that are not actively traded on major exchanges. The fair values of the Company's senior notes are based on their periodic values as quoted on the major exchanges.
The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2017 and the weighted average oil prices for those contracts:

	2017			Year Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2018	2019
Collar contracts:
Volume (Bbl)	6,000	6,000	6,000	—	—
Price per Bbl:
Ceiling	$70.40	$70.40	$70.40	$—	$—
Floor	$50.00	$50.00	$50.00	$—	$—
Collar contracts with short puts (a):
Volume (Bbl)	129,000	147,000	155,000	20,000	—
Price per Bbl:
Ceiling	$61.19	$62.03	$62.12	$65.14	$—
Floor	$48.46	$49.81	$49.82	$50.00	$—
Short put	$40.45	$41.07	$41.02	$40.00	$—
Rollfactor swap contracts (b):
Volume (Bbl)	20,000	20,000	20,000	—	—
NYMEX roll price	$(0.32)	$(0.32)	$(0.32)	$—	$—
____________________

(a)
Subsequent to March 31, 2017, the Company entered into additional oil collar contracts with short puts for 26,000 Bbl per day of 2018 production with a ceiling price of $60.49 per Bbl, a floor price of $50.19 per Bbl and a short put price of $40.00 per Bbl.

(b)
Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby NYMEX month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby NYMEX month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333. Subsequent to March 31, 2017, the Company paid a nominal amount to terminate its oil rollfactor swap contracts for the third quarter of 2017.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage NGL component price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of March 31, 2017 and the weighted average NGL prices for those contracts:

	2017			Year Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2018	2019
Butane swap contracts (a):
Volume (Bbl)	2,000	2,000	—	—	—
Price per Bbl:	$34.86	$34.86	$—	$—	$—
Butane collar contracts with short puts (b):
Volume (Bbl)	2,000	2,000	—	—	—
Price per Bbl:
Ceiling	$36.12	$36.12	$—	$—	$—
Floor	$29.25	$29.25	$—	$—	$—
Short put	$23.40	$23.40	$—	$—	$—
Ethane collar contracts (c):
Volume (Bbl)	3,000	3,000	3,000	—	—
Price per Bbl:
Ceiling	$11.83	$11.83	$11.83	$—	$—
Floor	$8.68	$8.68	$8.68	$—	$—
Ethane basis swap contracts (d):
Volume (MMBtu)	6,920	6,920	6,920	6,920	6,920
Price differential ($/MMBtu)	$1.60	$1.60	$1.60	$1.60	$1.60
 ____________________

(a)
Represent swap contracts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. Subsequent to March 31, 2017, the Company terminated its butane swap contracts for cash proceeds of $1 million.

(b)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(c)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(d)
Represent basis swap contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swap contracts fix the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of March 31, 2017 and the weighted average gas prices for those contracts:

	2017			Year Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2018	2019
Collar contracts with short puts:
Volume (MMBtu)	270,000	290,000	300,000	62,329	—
Price per MMBtu:
Ceiling	$3.56	$3.57	$3.60	$3.56	$—
Floor	$2.95	$2.95	$2.96	$2.91	$—
Short put	$2.47	$2.47	$2.47	$2.37	$—
Basis swap contracts:
Mid-Continent index swap volume (a)	45,000	45,000	45,000	—	—
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$(0.32)	$—	$—
Permian Basin index swap volume (b)	—	—	26,522	9,863	—
Price differential ($/MMBtu)	$—	$—	$0.30	$0.30	$—
____________________

(a)	Represent swap contracts that fix the basis differentials between the index price at which the Company sells its Mid-Continent gas and the HH index price used in collar contracts with short puts.

(b)	Represent swap contracts that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2017, the Company did not have any marketing derivatives outstanding.
Diesel derivative activities. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel drilling rigs and its fracture stimulation fleet equipment. As of March 31, 2017, the Company was party to diesel derivative swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $62.98. In early April 2017, the Company terminated its diesel derivative swap contracts that were held at March 31, 2017 for cash proceeds of $1 million. In late April 2017, the Company entered into diesel swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $63.00.
Interest rate derivative activities. As of March 31, 2017, the Company was party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 through December 2027 in exchange for paying a fixed interest rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of March 31, 2017 and December 31, 2016, and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2017
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$75	$(8)	$67
Interest rate derivatives	Derivatives - current	$6	$—	6
Commodity price derivatives	Derivatives - noncurrent	$9	$—	9
				$82
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$17	$(8)	$9
Commodity price derivatives	Derivatives - noncurrent	$2	$—	2
				$11

Fair Value of Derivative Instruments as of December 31, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$33	$(25)	$8
Interest rate derivatives	Derivatives - current	$6	$—	6
				$14
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$102	$(25)	$77
Commodity price derivatives	Derivatives - noncurrent	$7	$—	7
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
March 31, 2017
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as	Location of Gain / (Loss) Recognized in	Three Months Ended March 31,
Hedging Instruments	Earnings on Derivatives	2017	2016
		(in millions)
Commodity price derivatives	Derivative gains, net	$151	$45
Interest rate derivatives	Derivative gains, net	—	(2)
Total		$151	$43
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
The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
(in millions)
Beginning capitalized exploratory well costs	$323
Additions to exploratory well costs pending the determination of proved reserves	406
Reclassification due to determination of proved reserves	(287)
Exploratory well costs charged to exploration and abandonment expense	(10)
Ending capitalized exploratory well costs	$432
The following table provides an aging as of March 31, 2017 and December 31, 2016 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	March 31, 2017	December 31, 2016
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$411	$318
More than one year	21	5
	$432	$323
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	12	3
The 12 wells that were suspended for a period greater than one year as of March 31, 2017 are in the Eagle Ford Shale area. The Company expects to complete five of these wells in 2017 and the remaining seven wells in 2018.
NOTE G. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs, issuance discounts and net deferred fair value hedge losses. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of March 31, 2017, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Senior notes. The Company's 6.65% senior notes (the "6.65% Senior Notes") matured and were repaid in March 2017. The Company funded the $485 million repayment of the 6.65% Senior Notes with cash on hand.
NOTE H. Incentive Plans
Stock-based compensation
For the three months ended March 31, 2017, the Company recorded $30 million of stock-based compensation expense for all plans, as compared to $25 million for the same period in 2016. As of March 31, 2017, there was $164 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $42 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2017 and December 31, 2016, accounts payable – due to affiliates included $5 million and $22 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the three months ended March 31, 2017 for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2016	1,077,227	290,552	178,556	159,378
Awards granted	300,350	114,287	59,044	—
Awards forfeited	(4,740)	(1,480)	—	—
Awards vested	(432,316)	(128,618)	—	—
Outstanding as of March 31, 2017	940,521	274,741	237,600	159,378
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning asset retirement obligations	$297	$285
New wells placed on production	1	—
Liabilities settled	(6)	(5)
Accretion of discount	5	5
Ending asset retirement obligations	$297	$285
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of both March 31, 2017 and December 31, 2016, the current portion of the Company's asset retirement obligations was $39 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Interest income	$6	$4
Deferred compensation plan income	2	2
Other income	5	2
Total interest and other income	$13	$8
 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Transportation commitment charges (a)	$40	$24
Loss from vertical integration services (b)	5	13
Idle drilling and well service equipment charges (c)	—	36
Other	15	14
Total other expense	$60	$87
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2017, these vertical integration net margins included $19 million of revenues and $24 million of costs and expenses. For the same period in 2016, these vertical integration net margins included $69 million of revenues and $82 million of costs and expenses.

(c)
Primarily represents expenses attributable to idle drilling rig fees that are not chargeable to joint operations and charges to terminate rig contracts that were not required to meet planned drilling activities.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE M. Income Taxes
The Company's income tax benefit consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Deferred tax benefit	$31	$141
For the three months ended March 31, 2017, the Company's effective tax rate, excluding income attributable to noncontrolling interests, was 42 percent, as compared to an effective rate of 35 percent for the same respective period in 2016. The Company's effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of $115 million and $112 million, respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2018.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2011. As of March 31, 2017, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Loss Per Share
Basic and diluted net loss attributable to common stockholders were $42 million and $267 million for the three months ended March 31, 2017 and 2016, respectively.
Basic and diluted weighted average common shares outstanding were 170 million for the three months ended March 31, 2017 and 162 million for the same period in 2016.
NOTE O. Subsequent Events
Permian Basin Divestiture. In April 2017, the Company completed the sale, effective January 1, 2017, of approximately 20,500 acres in the Martin County region of the Permian Basin, with net production of approximately 1,500 BOEPD, to an unaffiliated third party for $266 million, before normal closing adjustments. Associated with the sale, the Company expects to record a pretax gain ranging from $215 million to $245 million.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the first quarter of 2017 included the following highlights:

•
Net loss attributable to common stockholders for the first quarter of 2017 was $42 million ($0.25 per diluted share), as compared to a net loss of $267 million ($1.65 per diluted share) for the first quarter of 2016. The primary components of the decrease in net loss attributable to common stockholders include:

•	a $400 million increase in oil and gas revenues as a result of a 78 percent increase in average realized commodity prices per BOE and a 12 percent increase in sales volumes;

•	a $108 million increase in net derivative gains, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•	a $27 million decrease in other expense, primarily related to a decrease in idle drilling and well service equipment charges, partially offset by an increase in unused firm transportation costs;

•	a $26 million decrease in exploration and abandonment expense, primarily due to the 2016 write-off of the Company's overriding royalty interest in the Nuna prospect in Alaska; and

•
a $16 million decrease in DD&A expense, primarily attributable to commodity price increases and the Company's cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells; offset by a $253 million increase in impairment charges, principally related to the impairment recorded in 2017 to reduce the carrying value of the Company's Raton field; and

•
a $110 million reduction in the Company's income tax benefit as a result of the improvement in earnings during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

•
During the first quarter of 2017, average daily sales volumes increased by 12 percent to 248,881 BOEPD, as compared to 221,809 BOEPD during the first quarter of 2016. The increase in first quarter 2017 average daily sales volumes, as compared to the first quarter of 2016, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil, NGL and gas prices increased during the first quarter of 2017 to $49.05 per Bbl, $19.33 per Bbl and $2.79 per Mcf, respectively, as compared to $28.09 per Bbl, $10.33 per Bbl and $1.79 per Mcf, respectively, in the first quarter of 2016.

•
Net cash provided by operating activities increased to $364 million for the three months ended March 31, 2017, as compared to $110 million for the three months ended March 31, 2016. The $254 million increase in net cash provided by operating activities is primarily due to increases in the Company's oil and gas revenues for the three months ended March 31, 2017 as a result of increases in commodity prices and sales volumes, partially offset by a $208 million reduction in cash provided by commodity derivatives during the three months ended March 31, 2017 as compared to the same period in 2016.

•	As of March 31, 2017, the Company's net debt to book capitalization was three percent, as compared to two percent at December 31, 2016.

 Second Quarter 2017 Outlook
Based on current estimates, the Company expects the following operating and financial results for the quarter ending June 30, 2017:
Production is forecasted to average 254,000 to 259,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $7.75 to $9.75 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $15.00 to $17.00 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $80 million to $85 million. Interest expense is expected to be $43 million to $48 million, and other expense is expected to be $60 million to $70 million. Other expense is expected to include (i) $40 million to $45 million of charges associated with excess firm gathering and transportation commitments, (ii) $5 million to $10 million of losses (principally noncash) associated

PIONEER NATURAL RESOURCES COMPANY

with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company and (iii) other miscellaneous charges. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Current income taxes are expected to be less than $5 million.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2017:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	134,521	36,529	178,587	200,814
South Texas - Eagle Ford Shale	7,871	6,799	45,070	22,182
Raton Basin	—	—	89,959	14,993
West Panhandle	1,997	3,344	5,390	6,240
South Texas - Other	1,226	154	19,565	4,641
Other	4	2	31	11
Total	145,619	46,828	338,602	248,881
The Company's liquids production increased to 77 percent of total production on a BOE basis for the three months ended March 31, 2017, as compared to 73 percent for the same period last year.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2017:

	Acquisition Costs		Exploration	Development
	Proved	Unproved	Costs	Costs	Total
	(in millions)
Permian Basin	$2	$8	$418	$111	$539
South Texas - Eagle Ford Shale	—	—	6	3	9
West Panhandle	—	—	—	2	2
Other	—	—	1	—	1
Total	$2	$8	$425	$116	$551
The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2017:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	8	5	3	10
South Texas - Eagle Ford Shale	4	—	—	4
Total	12	5	3	14

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	119	62	39	1	141
South Texas - Eagle Ford Shale	14	3	—	1	16
Total	133	65	39	2	157
Permian Basin area. In the first quarter of 2017, the Company increased its rig count in the Spraberry/Wolfcamp area from 17 rigs at year-end 2016 to 18 rigs at March 31, 2017. During 2017, the Company expects to place on production approximately 260 horizontal wells (220 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of

PIONEER NATURAL RESOURCES COMPANY

the play). Approximately 55 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 30 percent in the Wolfcamp A interval and 15 percent in the Lower Spraberry Shale interval. The Company also plans to drill a small number of wells to appraise the shallower Clearfork formation, the Jo Mill interval within the Spraberry formation and the Wolfcamp D interval in the Wolfcamp formation during 2017. The Company expects to spend $2.4 billion of capital in the Spraberry/Wolfcamp field during 2017, including $1.9 billion of horizontal drilling and completion capital, $265 million for tank battery and disposal facilities, $115 million for gas processing facilities and $110 million for land, science and other costs. During the first quarter of 2017, the Company successfully completed 39 horizontal wells in the northern portion of the play and 3 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 40 percent of wells placed on production were Wolfcamp B interval wells, and the remaining 60 percent were split predominantly between Wolfcamp A interval wells and Lower Spraberry Shale wells. In the southern portion of the play, all wells placed on production were Wolfcamp B interval wells.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry/Wolfcamp field. During the first quarter of 2017, the Company utilized five of its eight Company-owned fracture stimulation fleets to support its drilling operations in the Spraberry/Wolfcamp field. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
The Company has been and continues to pursue initiatives to improve drilling and completion efficiencies and reduce costs. The most significant drilling and completion cost reductions to date have been for casing, tubing, materials for drilling and fracture stimulation, fuel charges, labor and transportation, rental equipment and well services, while efficiency gains include reducing the time needed to drill and complete the wells and optimizing completions in the Spraberry and Wolfcamp Shale intervals.
The Company's long-term growth plan continues to focus on optimizing the development of the field and addressing the future requirements for water sourcing and disposal, field infrastructure, gas processing, sand, pipeline takeaway capacity for its products, oilfield services, tubulars, electricity, buildings, roads and labor.
The Company is constructing a field-wide water distribution system to reduce the cost of water for drilling and completion activities and to ensure that adequate supplies of water are available to support the Company's long-term growth plan for the Spraberry/Wolfcamp field. The 2017 capital program includes $160 million for expansion of the mainline system, subsystems and frac ponds to efficiently deliver water to Pioneer's drilling locations. The Company signed an agreement with the city of Midland to upgrade the city's wastewater treatment plant in return for a dedicated long-term supply of water from the plant. The 2017 program includes $10 million of engineering capital to begin work on this upgrade. Pioneer expects to spend approximately $110 million over the 2017 through 2019 period for the Midland plant upgrade. In return, the Company will receive approximately two billion barrels of low-cost, non-potable water over a 28-year contract period (up to 240 thousand barrels per day) to support its completion operations. The water contract is subject to State of Texas legislative validation during the second quarter of 2017.
The Company's sand mine in Brady, Texas, which is strategically located within close proximity (approximately 190 miles) of the Spraberry/Wolfcamp field, provides a secure sand source for the Company's horizontal drilling program. The 2017 capital program includes $30 million to complete an optimization project for the Company's existing sand mining facilities. This project is expected to improve yields and reduce the Company's overall cost of sand supplies. The 2017 capital program also includes $45 million for upgrades and maintenance to the six Company-owned pressure pumping fleets that the Company plans to operate during 2017.
Eagle Ford Shale area. In the first quarter of 2017, the Company increased its rig count in the Eagle Ford Shale area from zero rigs at year-end 2016 to two rigs at March 31, 2017. During 2017, the Company expects to spend $95 million of capital to drill and complete 11 new Eagle Ford Shale wells and to complete nine wells that were drilled but not completed in 2016. The objective of this drilling program is to test longer laterals with higher intensity completions.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $809 million for the three months ended March 31, 2017, as compared to $409 million for the same period in 2016.
 The increase in oil and gas revenues during the three months ended March 31, 2017, as compared to the same period in 2016, is primarily due to increases of 75 percent, 87 percent and 56 percent in oil, NGL and gas prices, respectively, and 19 percent increases in both daily oil and NGL sales volumes, partially offset by a six percent decline in daily gas sales volumes.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average daily sales volumes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Oil (Bbls)	145,619	122,802
NGLs (Bbls)	46,828	39,232
Gas (Mcf)	338,602	358,651
Total (BOEs)	248,881	221,809
Average daily BOE sales volumes increased by 12 percent for the three months ended March 31, 2017, as compared to the same period in 2016, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. NGL production volumes are lower for the three months ended March 31, 2017 and 2016 by approximately 5,000 Bbls per day for each respective period due to voluntary reductions in recoveries of ethane as a result of it having a higher value if sold as part of the gas stream.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Oil (per Bbl)	$49.05	$28.09
NGL (per Bbl)	$19.33	$10.33
Gas (per Mcf)	$2.79	$1.79
Total (per BOE)	$36.14	$20.28
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming the responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the three months ended March 31, 2017 was a loss of $19 million, as compared to a loss of $20 million for the same period in 2016. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. Interest and other income for the three months ended March 31, 2017 was $13 million, as compared to $8 million for the same period in 2016. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains, net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2017, the Company recorded $151 million of net derivative gains on commodity price and interest rate derivatives, of which $10 million represented net cash receipts. During the three months ended March 31, 2016, the Company recorded $43 million of net derivative gains on commodity price and interest rate derivatives, of which $218 million represented net cash receipts.

PIONEER NATURAL RESOURCES COMPANY

The following tables detail the net cash receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Net cash receipts	Price impact
	(in millions)
Oil derivative receipts	$11	$0.84	per Bbl
NGL derivative receipts	—	$0.04	per Bbl
Gas derivative receipts	(1)	$(0.03)	per Mcf
Total net commodity derivative receipts	$10

	Three Months Ended March 31, 2016
	Net cash receipts	Price impact
	(in millions)
Oil derivative receipts	$194	$17.26	per Bbl
NGL derivative receipts	4	$1.09	per Bbl
Gas derivative receipts	20	$0.61	per Mcf
Total net commodity derivative receipts	$218
The Company's open derivative contracts are subject to continuing market risk. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $11 million for the three months ended March 31, 2017, as compared to $2 million for the same period in 2016.
Oil and gas production costs. The Company recognized oil and gas production costs of $141 million during the three months ended March 31, 2017, as compared to $156 million during the same period in 2016. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three months ended March 31, 2017 decreased by 18 percent, as compared to the same period in 2016. The decrease in lease operating expenses per BOE during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs and cost reduction initiatives. The decrease in third-party transportation costs per BOE during the three months ended March 31, 2017, as compared to the same period in 2016, was due to a lower proportion of the Company's production being subject to transportation costs (principally due to the decline in Eagle Ford Shale production). The change in net natural gas plant charges per BOE during the three months ended March 31, 2017, as compared to the same period in 2016, is primarily reflective of increased earnings on third-party volumes that are processed in Company-owned facilities due to higher NGL and gas prices. The increase in workover costs per BOE during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in workover activity due to the improvement in commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the components of the Company's oil and gas production costs per BOE for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Lease operating expenses	$4.99	$5.45
Third-party transportation charges	1.01	1.76
Net natural gas plant (income) charges	(0.28)	0.22
Workover costs	0.59	0.28
Total production costs	$6.31	$7.71
Production and ad valorem taxes. The Company's production and ad valorem taxes were $47 million during the three months ended March 31, 2017, as compared to $29 million for the same period in 2016. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Production taxes	$1.59	$0.80
Ad valorem taxes	0.52	0.66
Total production and ad valorem taxes	$2.11	$1.46
Depletion, depreciation and amortization expense. The Company's DD&A expense was $337 million ($15.04 per BOE) for the three months ended March 31, 2017, as compared to $353 million ($17.49 per BOE) during the same period in 2016. The change in per BOE DD&A expense during the three months ended March 31, 2017, as compared to the same period in 2016, is primarily due to a decrease in depletion expense per BOE on oil and gas properties.
Depletion expense on oil and gas properties was $14.51 per BOE during the three months ended March 31, 2017, as compared to $16.94 per BOE during the same period in 2016. The change in per BOE depletion expense during the three months ended March 31, 2017, as compared to the same period in 2016, is primarily due to (i) commodity price increases and cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells and (ii) additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
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
As a result of the Company's proved property impairment assessments, the Company recognized noncash impairment charges to reduce the carrying values of (i) the Raton field during the three months ended March 31, 2017 ($285 million impairment charge) and (ii) its West Panhandle field during the three months ended March 31, 2016 ($32 million impairment charge) to their estimated fair values. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.

PIONEER NATURAL RESOURCES COMPANY

Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Geological and geophysical	$23	$19
Exploratory well costs	10	1
Leasehold abandonments and other	—	39
	$33	$59
The geological and geophysical expenses for the three months ended March 31, 2017 and 2016 were primarily related to geological and geophysical personnel costs. During the three months ended March 31, 2016, the Company incurred leasehold abandonments primarily related to the abandonment of unproved properties in the Permian Basin and unproved acreage in Alaska in which the Company held an overriding royalty interest.
During the three months ended March 31, 2017, the Company drilled and evaluated 41 exploration/extension wells, 39 of which were successfully completed as discoveries. During the same period in 2016, the Company drilled and evaluated 53 exploration/extension wells, all of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2017 was $84 million ($3.74 per BOE), as compared to $74 million ($3.66 per BOE) for the same period in 2016. The increase in general and administrative expense per BOE during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to increases in employee-related compensation and benefit costs.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $5 million for both the three months ended March 31, 2017 and 2016, respectively. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $46 million and $55 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in interest expense during the three months ended March 31, 2017, as compared to the same respective period in 2016, was primarily due to the repayment of the Company's 5.875% senior notes, which matured in July 2016. The weighted average interest rates on the Company's indebtedness for the three months ended March 31, 2017, including the effects of capitalized interest, was 5.8 percent, as compared to 6.2 percent for the same period in 2016.
Other expense. Other expense was $60 million for the three months ended March 31, 2017, as compared to $87 million during the same period in 2016. The decrease in other expense for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a decrease of $36 million in idle drilling and well service equipment charges, partially offset by an increase of $16 million in unused firm transportation costs.
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
Income tax benefit. The Company recognized an income tax benefit of $31 million for the three months ended March 31, 2017, as compared to an income tax benefit of $141 million for the same period in 2016. The Company's effective tax rate for the three months ended March 31, 2017 was 42 percent, as compared to 35 percent for the three months ended March 31, 2016. The Company's effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of $115 million and $112 million respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate

PIONEER NATURAL RESOURCES COMPANY

in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2018. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payment of contractual obligations, including debt maturities, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures of nonstrategic assets or external financing sources as discussed in "Capital resources" below.
The Company's capital budget for 2017 is $2.8 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and information technology system upgrades), consisting of $2.5 billion for drilling operations and $275 million for water infrastructure, vertical integration and field facilities. The Company's capital expenditures during the three months ended March 31, 2017 were $611 million, consisting of $524 million for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $87 million for water infrastructure, vertical integration, system upgrades and other plant and equipment additions. Based on results for the three months ended March 31, 2017 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures of nonstrategic assets and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures, acquisitions and contractual obligations, including debt maturities.
Investing activities. Investing activities used $298 million of cash during the three months ended March 31, 2017, as compared to $1.5 billion of cash used in investing activities during the three months ended March 31, 2016. The decrease in cash used in investing activities for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is primarily due to net proceeds from the maturity of investments (commercial paper, corporate bonds and time deposits) of $143 million during the three months ended 2017, as compared to investment purchases of $914 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities and cash on hand.
Dividends/distributions. During March of 2017 and 2016, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
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
From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2017, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase and transportation arrangements, in order to support the Company’s business plans. There were no material changes to the Company's contractual obligations during the first quarter of 2017 other than the repayment of the Company's 6.65% Senior Notes in March 2017.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of March 31, 2017, these contracts represented net assets of $71 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2017. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3.

PIONEER NATURAL RESOURCES COMPANY

Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
Capital resources. The Company's primary capital resources are cash and cash equivalents, short-term and long-term investments, net cash provided by operating activities, proceeds from divestitures and proceeds from financing activities (principally borrowings under the Company's Credit Facility or issuances of debt or equity securities). If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures (i) using cash on hand, (ii) through sales of short-term and long-term investments, (iii) with borrowings under the Company's Credit Facility, (iv) through issuances of debt or equity securities or (v) through other sources, such as sales of nonstrategic assets.
Operating activities. Net cash provided by operating activities during the three months ended March 31, 2017 was $364 million, as compared to $110 million during the same period in 2016. The increase in net cash provided by operating activities for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is primarily due to increases in the Company's oil and gas revenues for the three months ended March 31, 2017 as a result of increases in commodity prices and sales volumes, partially offset by a $208 million reduction in cash provided by commodity derivatives during the three months ended March 31, 2017, as compared to the same period in 2016.
Financing activities. Net cash used by financing activities during the three months ended March 31, 2017 was $521 million, as compared to net cash provided by financing activities of $1.6 billion during the same period in 2016. The decrease in net cash provided by financing activities during the three months ended March 31, 2017, as compared to the same period in 2016, is primarily the result of the Company's issuance of 13.8 million shares of common stock during the first quarter of 2016 for cash proceeds of $1.6 billion and the principal repayment of $485 million attributable to the Company's 6.65% Senior Notes that matured in March 2017.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash and cash equivalents, sales of short-term and long-term investments and unused borrowing capacity under its Credit Facility. As of March 31, 2017, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2017. The Company also had cash on hand of $663 million, short-term investments of $1.5 billion and long-term investments of $168 million as of March 31, 2017. If internal cash flows do not meet the Company's expectations, the Company may fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets and/or reduce its level of capital expenditures or reduce dividend payments. The Company cannot provide any assurance that needed short- term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures of nonstrategic assets and, if necessary, available capacity under the Company's Credit Facility will be adequate for the remainder of 2017 to fund planned capital expenditures, acquisitions, dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
Debt ratings. The Company is rated as mid-investment grade by three credit rating agencies. The Company receives debt credit ratings from several of the major ratings agencies, which are subject to regular reviews. The Company believes that each of the rating agencies considers many factors in determining the Company's ratings including: (i) production growth opportunities, (ii) liquidity, (iii) debt levels, (iv) asset composition and (v) proved reserve mix. A reduction in the Company's debt ratings could increase the interest rates that the Company incurs on Credit Facility borrowings and could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.
Book capitalization and current ratio. The Company's net book capitalization at March 31, 2017 was $10.7 billion, consisting of $663 million of cash and cash equivalents, short-term and long-term investments of $1.7 billion, debt of $2.7 billion and equity of $10.3 billion. The Company's net debt to net book capitalization increased to three percent at March 31, 2017 from two percent at December 31, 2016. The Company's ratio of current assets to current liabilities increased to 3.09 to 1.00 at March 31, 2017, as compared to 2.11 to 1.00 at December 31, 2016, primarily due to the reclassification of investments with maturities of less than one year to short-term and repayment of the Company's 6.65% Senior Notes that matured in March 2017.

PIONEER NATURAL RESOURCES COMPANY

New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending March 31, 2017:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2016	$(76)	$6	$(70)
Changes in contract fair value	151	—	151
Contract maturity receipts	(10)	—	(10)
Fair value of contracts outstanding as of March 31, 2017	$65	$6	$71
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2017 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2017. Although the Company had no outstanding variable rate debt as of March 31, 2017, the average variable contractual rates for its Credit Facility (that matures in August 2020) projected forward proportionate to the forward yield curve for LIBOR on May 1, 2017 is presented in the table below.

	Nine Months Ending December 31,	Year Ending December 31,						Asset (Liability) Fair Value at March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$450	$—	$450	$500	$1,350	$2,750	$(2,961)
Weighted average fixed interest rate	5.31%	5.11%	5.00%	4.42%	4.72%	5.49%
Average variable interest rate	2.89%	3.23%	3.54%	3.77%
Interest Rate Swaps:
Notional debt amount (b)	$100	$—	$—	$—	$—	$—		$6
Fixed rate payable (%)	1.81%
Variable rate receivable (%) (c)	2.38%
 ____________________

(a)	Represents maturities of principal amounts, excluding debt issuance costs and debt issuance discounts.

(b)
As of March 31, 2017, the Company was party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 through December 2027 in exchange for paying a fixed interest rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.

(c)	The variable rate receivable represents the May 1, 2017 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2017. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	2017			Year Ending December 31,		Asset (Liability) Fair Value at March 31, 2017 (a)
	Second Quarter	Third Quarter	Fourth Quarter	2018	2019
						(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	6,000	6,000	6,000	—	—	$4
Weighted average ceiling price per Bbl	$70.40	$70.40	$70.40	$—	$—
Weighted average floor price per Bbl	$50.00	$50.00	$50.00	$—	$—
Collar contracts with short puts (b)	129,000	147,000	155,000	20,000	—	$68
Weighted average ceiling price per Bbl	$61.19	$62.03	$62.12	$65.14	$—
Weighted average floor price per Bbl	$48.46	$49.81	$49.82	$50.00	$—
Weighted average short put price per Bbl	$40.45	$41.07	$41.02	$40.00	$—
Average forward NYMEX oil prices (c)	$48.84	$49.40	$50.02	$50.21	$—
Rollfactor swap contracts (d)	20,000	20,000	20,000	—	—	$—
Weighted average fixed price per Bbl	$(0.32)	$(0.32)	$(0.32)	$—	$—
Average forward NYMEX rollfactor prices (c)	$(0.40)	$(0.30)	$(0.19)	$—	$—
NGL Derivatives:
Butane swap contracts (Bbl) (e):	2,000	2,000	—	—	—	$1
Weighted average fixed price per Bbl	$34.86	$34.86	$—	$—	$—
Butane collar contracts with short puts (Bbl) (f):	2,000	2,000	—	—	—	$—
Weighted average ceiling price per Bbl	$36.12	$36.12	$—	$—	$—
Weighted average floor price per Bbl	$29.25	$29.25	$—	$—	$—
Weighted average short put price per Bbl	$23.40	$23.40	$—	$—	$—
Average forward butane prices (c)	$31.29	$31.78	$—	$—	$—
Ethane collar contracts (Bbl) (g)	3,000	3,000	3,000	—	—	$—
Weighted average ceiling price per Bbl	$11.83	$11.83	$11.83	$—	$—
Weighted average floor price per Bbl	$8.68	$8.68	$8.68	$—	$—
Average forward ethane prices (c)	$10.50	$10.82	$11.29	$12.35	$13.39
Ethane basis swap contracts (MMBtu) (h)	6,920	6,920	6,920	6,920	6,920	$—
Weighted average price differential per MMBtu	$1.60	$1.60	$1.60	$1.60	$1.60
Average forward NYMEX gas prices (c)	$3.22	$3.30	$3.39	$3.08	$2.87
Gas Derivatives:
Average daily notional MMBtu volumes:
Collar contracts with short puts	270,000	290,000	300,000	62,329	—	$(9)
Weighted average ceiling price per MMBtu	$3.56	$3.57	$3.60	$3.56	$—
Weighted average floor price per MMBtu	$2.95	$2.95	$2.96	$2.91	$—
Weighted average short put price per MMBtu	$2.47	$2.47	$2.47	$2.37	$—
Average forward NYMEX gas prices (c)	$3.22	$3.30	$3.39	$3.08	$—
Basis swap contracts						$—
Mid-Continent index swap contracts (i)	45,000	45,000	45,000	—	—
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$(0.32)	$—	$—
Average forward basis differential prices (j)	$(0.42)	$(0.39)	$(0.35)	$—	$—
Permian Basin index swap contracts (k)	—	—	26,522	9,863	—
Weighted average fixed price per MMBtu	$—	$—	$0.30	$0.30	$—
Average forward basis differential prices (l)	$—	$—	$0.26	$0.29	$—

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

PIONEER NATURAL RESOURCES COMPANY

(b)
Subsequent to March 31, 2017, the Company entered into additional oil collar contracts with short puts for 26,000 Bbl per day of 2018 production with a ceiling price of $60.49 per Bbl, a floor price of $50.19 per Bbl and a short put price of $40.00 per Bbl.

(c)    The average forward NYMEX oil, oil rollfactors, ethane, butane and gas prices are based on May 1, 2017 market quotes.

(d)
Represent swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby NYMEX month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby NYMEX month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333. Subsequent to March 31, 2017, the Company paid a nominal amount to terminate its oil rollfactor swap contracts for the third quarter of 2017.

(e)
Represent swap contracts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. Subsequent to March 31, 2017, the Company terminated its butane swap contracts for cash proceeds of $1 million.

(f)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted price.

(g)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(h)
Represent basis swap contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swap contracts fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.

(i)
Represent swap contracts that fix the basis differentials between the index prices at which the Company sells its Mid-Continent gas and the NYMEX HH index price used in collar contracts with short puts.

(j)	The average forward basis differential prices are based on May 1, 2017 market quotes for basis differentials between the relevant index prices and the NYMEX-quoted forward prices.

(k)	Represent swap contracts that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(l)	The average forward basis differential prices are based on May 1, 2017 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

Marketing and basis differential derivatives. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2017, the Company did not have any marketing derivatives outstanding.

Diesel derivatives. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel drilling rigs and its fracture stimulation fleet equipment. As of March 31, 2017, the Company was party to diesel derivative swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $62.98. As of March 31, 2017, these positions had an asset fair value of $1 million. In early April 2017, the Company terminated its diesel derivative swap contracts that were held at March 31, 2017 for cash proceeds of $1 million. In late April 2017, the Company entered into diesel swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $63.00. Based on May 1, 2017 market quotes, the respective average forward diesel price was $61.94 per Bbl.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that the agency is considering an enforcement action against the Company seeking monetary sanctions for alleged failures to prevent emissions occurring at the Company's Fain gas plant in the West Panhandle region of Texas on five separate occasions. The Company has asserted defenses to the EPA's allegations and is in discussions with the EPA regarding these matters. Although the Company cannot predict the outcome of these discussions with any certainty, the Company believes such monetary sanctions will not exceed $45,000 for any single event, but could exceed $100,000 in the aggregate.

Item 1A. Risk Factors
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," should be carefully considered as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2017	42,640	$180.07	—
February 2017	144,969	$194.77	—
March 2017	110	$191.42	—
Total	187,719	$191.43	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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
Amended and Restated Severance Agreement dated February 27, 2017, between the Company and Timothy L. Dove (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 3, 2017).

10.2	(a) —	Form of Performance Unit Award Agreement between the Company and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan.

10.3	(a) —	Form of Restricted Stock Unit Agreement between the Company and Timothy L. Dove, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 3, 2017	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: May 3, 2017	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—
Amended and Restated Severance Agreement dated February 27, 2017, between the Company and Timothy L. Dove (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 3, 2017).

10.2	(a) —	Form of Performance Unit Award Agreement between the Company and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan.

10.3	(a) —	Form of Restricted Stock Unit Agreement between the Company and Timothy L. Dove, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

(a)	Filed herewith.

(b)	Furnished herewith.