Form 10-Q
period 2017-06-30
PIONEER NATURAL RESOURCES CO
filed 2017-08-01
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 28, 2017                               170,097,565

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$660	$1,118
Short-term investments	1,539	1,441
Accounts receivable:
Trade, net	491	517
Due from affiliates	—	1
Income taxes receivable	1	3
Inventories	192	181
Derivatives	156	14
Other	25	23
Total current assets	3,064	3,298
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	18,983	18,566
Unproved properties	518	486
Accumulated depletion, depreciation and amortization	(8,505)	(8,211)
Total property, plant and equipment	10,996	10,841
Long-term investments	187	420
Goodwill	270	272
Other property and equipment, net	1,622	1,529
Derivatives	29	—
Other assets, net	103	99
	$16,271	$16,459

The financial information included as of June 30, 2017 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$881	$741
Due to affiliates	63	134
Interest payable	59	68
Current portion of long-term debt	449	485
Derivatives	3	77
Other	103	61
Total current liabilities	1,558	1,566
Long-term debt	2,281	2,728
Derivatives	1	7
Deferred income taxes	1,487	1,397
Other liabilities	342	350
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 173,782,802 and 173,221,845 shares issued as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	8,937	8,892
Treasury stock at cost: 3,685,802 and 3,497,742 shares as of June 30, 2017 and December 31, 2016, respectively	(254)	(218)
Retained earnings	1,912	1,728
Total equity attributable to common stockholders	10,597	10,404
Noncontrolling interests in consolidated subsidiaries	5	7
Total equity	10,602	10,411
Commitments and contingencies
	$16,271	$16,459

The financial information included as of June 30, 2017 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income:
Oil and gas	$768	$613	$1,577	$1,022
Sales of purchased oil and gas	517	395	1,001	618
Interest and other	16	6	30	13
Derivative gains (losses), net	135	(229)	286	(186)
Gain on disposition of assets, net	194	1	205	3
	1,630	786	3,099	1,470
Costs and expenses:
Oil and gas production	147	141	288	297
Production and ad valorem taxes	51	36	99	65
Depletion, depreciation and amortization	341	384	678	737
Purchased oil and gas	531	410	1,034	653
Impairment of oil and gas properties	—	—	285	32
Exploration and abandonments	26	18	59	77
General and administrative	81	80	165	154
Accretion of discount on asset retirement obligations	5	5	10	9
Interest	35	56	81	111
Other	59	67	119	154
	1,276	1,197	2,818	2,289
Income (loss) before income taxes	354	(411)	281	(819)
Income tax benefit (provision)	(121)	143	(90)	284
Net income (loss) attributable to common stockholders	$233	$(268)	$191	$(535)

Basic and diluted net income (loss) per share attributable to common stockholders	$1.36	$(1.63)	$1.11	$(3.28)

Basic and diluted weighted average shares outstanding	170	164	170	163

Dividends declared per share	$—	$—	$0.04	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2016	169,724	$2	$8,892	$(218)	$1,728	$7	$10,411
Dividends declared ($0.04 per share)	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	(188)	—	—	(36)	—	—	(36)
Compensation costs:
Vested compensation awards	561	—	—	—	—	—	—
Compensation costs included in net income	—	—	43	—	—	—	43
Purchase of noncontrolling interest	—	—	2	—	—	(2)	—
Net income	—	—	—	—	191	—	191
Balance as of June 30, 2017	170,097	$2	$8,937	$(254)	$1,912	$5	$10,602

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$191	$(535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	678	737
Impairment of oil and gas properties	285	32
Impairment of inventory and other property and equipment	1	5
Exploration expenses, including dry holes	18	40
Deferred income taxes	90	(284)
Gain on disposition of assets, net	(205)	(3)
Accretion of discount on asset retirement obligations	10	9
Interest expense	2	9
Derivative related activity	(251)	535
Amortization of stock-based compensation	43	44
Other	34	34
Change in operating assets and liabilities:
Accounts receivable	27	(51)
Income taxes receivable	2	39
Inventories	(11)	(12)
Derivatives	—	(12)
Investments	3	—
Other current assets	1	—
Accounts payable	(42)	(60)
Interest payable	(9)	20
Income taxes payable	—	(2)
Other current liabilities	(24)	(26)
Net cash provided by operating activities	843	519
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	345	2
Proceeds from investments	878	1
Purchase of investments	(746)	(1,495)
Additions to oil and gas properties	(1,074)	(971)
Additions to other assets and other property and equipment, net	(176)	(126)
Net cash used in investing activities	(773)	(2,589)
Cash flows from financing activities:
Principal payments on long-term debt	(485)	—
Proceeds from issuance of common stock, net of issuance costs	—	2,534
Purchases of treasury stock	(36)	(23)
Dividends paid	(7)	(7)
Net cash provided by (used in) financing activities	(528)	2,504
Net increase (decrease) in cash and cash equivalents	(458)	434
Cash and cash equivalents, beginning of period	1,118	1,391
Cash and cash equivalents, end of period	$660	$1,825

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
New accounting pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. The Company adopted this standard on January 1, 2017. See Note M for discussion on the impact of the adoption to the Company's income tax provision.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinded guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt these new standards. The Company plans to utilize the modified approach to adopt the new standards upon their effective dates. The Company is evaluating the new guidance, including identifying revenue

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

streams and reviewing contracts and procedures currently in place. The Company does not anticipate this standard will have a material impact on its consolidated financial statements.
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
Divestitures. For the three and six months ended June 30, 2017, the Company recorded net gains on the disposition of assets of $194 million and $205 million, respectively. For the three and six months ended June 30, 2016, the Company recorded net gains on the disposition of assets of $1 million and $3 million, respectively.
In April 2017, the Company completed the sale of approximately 20,500 acres in the Martin County region of the Permian Basin, with net production of approximately 1,500 BOEPD, to an unaffiliated third party for cash proceeds of $266 million, before normal closing adjustments. The sale resulted in a gain of $194 million. During the three months ended June 30, 2017, the Company reduced the carrying value of goodwill by $2 million, reflecting the portion of the Company's goodwill related to the assets sold.
During the six months ended June 30, 2017, the Company also completed the sales of other nonstrategic proved and unproved properties in the Permian Basin for cash proceeds of $77 million, which resulted in a gain of $10 million.
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
June 30, 2017
(Unaudited)

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
 The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurement as of June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 30, 2017
	(in millions)
Assets:
Commodity derivatives	$—	$180	$—	$180
Interest rate derivatives	—	5	—	5
Deferred compensation plan assets	87	—	—	87
Total assets	87	185	—	272
Liabilities:
Commodity derivatives	—	3	—	3
Diesel derivatives	—	1	—	1
Total liabilities	—	4	—	4
Total recurring fair value measurements	$87	$181	$—	$268

	Fair Value Measurement as of December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of December 31, 2016
	(in millions)
Assets:
Commodity derivatives	$—	$8	$—	$8
Interest rate derivatives	—	6	—	6
Deferred compensation plan assets	83	—	—	83
Total assets	83	14	—	97
Liabilities:
Commodity derivatives	—	84	—	84
Total liabilities	—	84	—	84
Total recurring fair value measurements	$83	$(70)	$—	$13
Commodity and diesel derivatives. The Company's commodity derivatives represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts. The Company's diesel derivative liability represents swap contracts. The asset and liability measurements for these derivative contracts represent Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity and diesel derivatives.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The asset and liability values attributable to the Company's commodity and diesel derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of June 30, 2017, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
Interest rate derivatives. The Company's interest rate derivative assets represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The derivative values attributable to the Company's interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) forward active market-quoted London Interbank Offered Rates ("LIBOR") and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative fair value measurements represent Level 2 inputs in the hierarchy.
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
The Company calculated the fair values of the Raton and West Panhandle fields using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculations included management's longer-term commodity price outlooks ("Management's Price Outlooks") and management's outlooks for (i) production, (ii) production costs, (iii) capital expenditures and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$1,726	$1,723	$1,906	$1,901
Current portion of long-term debt	$449	$468	$485	$490
Long-term debt	$2,281	$2,490	$2,728	$2,956
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The carrying values of held-to-maturity investments are adjusted for amortization of premiums and accretion of discounts over the remaining life of the investment. Income related to these investments is recorded in interest and other income in the Company's consolidated statements of operations. The Company's investments in corporate bonds represent Level 1 inputs in the hierarchy, while other investments represent Level 2 inputs in the hierarchy. Commercial paper and time deposits are included in cash and cash equivalents if they have maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$560	$—	$—	$100	$660
Short-term investments	—	138	865	536	1,539
Long-term investments	—	—	187	—	187
	$560	$138	$1,052	$636	$2,386

	December 31, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$873	$45	$—	$200	$1,118
Short-term investments	—	368	691	382	1,441
Long-term investments	—	—	420	—	420
	$873	$413	$1,111	$582	$2,979
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of June 30, 2017 and the weighted average oil prices for those contracts:

	2017		Year Ending December 31, 2018
	Third Quarter	Fourth Quarter
Collar contracts:
Volume (Bbl)	6,000	6,000	—
Price per Bbl:
Ceiling	$70.40	$70.40	$—
Floor	$50.00	$50.00	$—
Collar contracts with short puts (a):
Volume (Bbl)	147,000	155,000	71,000
Price per Bbl:
Ceiling	$62.03	$62.12	$60.38
Floor	$49.81	$49.82	$50.07
Short put	$41.07	$41.02	$40.00
 ____________________

(a)
Subsequent to June 30, 2017, the Company entered into additional oil collar contracts with short puts for 26,000 Bbl per day of 2018 production with a ceiling price of $55.01 per Bbl, a floor price of $45.00 per Bbl and a short put price of $35.00 per Bbl.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage NGL component price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of June 30, 2017 and the weighted average NGL prices for those contracts:

	2017		Year Ending December 31,
	Third Quarter	Fourth Quarter	2018	2019
Butane collar contracts with short puts (a):
Volume (Bbl)	2,000	—	—	—
Price per Bbl:
Ceiling	$36.12	$—	$—	$—
Floor	$29.25	$—	$—	$—
Short put	$23.40	$—	$—	$—
Ethane collar contracts (b):
Volume (Bbl)	3,000	3,000	—	—
Price per Bbl:
Ceiling	$11.83	$11.83	$—	$—
Floor	$8.68	$8.68	$—	$—
Ethane basis swap contracts (c):
Volume (MMBtu)	6,920	6,920	6,920	6,920
Price differential ($/MMBtu)	$1.60	$1.60	$1.60	$1.60
 ____________________

(a)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(b)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of June 30, 2017 and the weighted average gas prices for those contracts:

	2017		Year Ending December 31, 2018
	Third Quarter	Fourth Quarter
Collar contracts with short puts:
Volume (MMBtu)	290,000	300,000	62,329
Price per MMBtu:
Ceiling	$3.57	$3.60	$3.56
Floor	$2.95	$2.96	$2.91
Short put	$2.47	$2.47	$2.37
Basis swap contracts:
Mid-Continent index swap volume (MMBtu) (a)	45,000	45,000	—
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$—
Permian Basin index swap volume (MMBtu) (b)	—	26,522	39,945
Price differential ($/MMBtu)	$—	$0.30	$0.30
____________________

(a)	Represent swap contracts that fix the basis differentials between the index price at which the Company sells its Mid-Continent gas and the HH index price used in collar contracts with short puts.

(b)
Represent swap contracts that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California. Subsequent to June 30, 2017, the Company entered into additional basis swap contracts for 6,739 MMBtu per day of third quarter 2017 production with a price of $0.26 per MMBtu and 11,726 MMBtu per day of 2018 production with a price differential of $0.31 per MMBtu.

Diesel derivative activities. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel drilling rigs and its fracture stimulation fleet equipment. As of June 30, 2017, the Company was party to diesel derivative swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $63.00. Subsequent to June 30, 2017, the Company terminated its diesel derivative swap contracts for August through December 2017 for cash proceeds of $321 thousand.
Interest rate derivative activities. As of June 30, 2017, the Company was party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 through December 2027 in exchange for paying a fixed interest rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of June 30, 2017 and December 31, 2016, and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of June 30, 2017
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$153	$(2)	$151
Interest rate derivatives	Derivatives - current	$5	$—	5
Commodity price derivatives	Derivatives - noncurrent	$30	$(1)	29
				$185
Liability Derivatives:
Commodity and diesel price derivatives	Derivatives - current	$5	$(2)	$3
Commodity price derivatives	Derivatives - noncurrent	$2	$(1)	1
				$4

Fair Value of Derivative Instruments as of December 31, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$33	$(25)	$8
Interest rate derivatives	Derivatives - current	$6	$—	6
				$14
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$102	$(25)	$77
Commodity price derivatives	Derivatives - noncurrent	$7	$—	7
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
The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as	Location of Gain / (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Earnings on Derivatives	2017	2016	2017	2016
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$136	$(222)	$287	$(177)
Interest rate derivatives	Derivative gains (losses), net	(1)	(7)	(1)	(9)
Total		$135	$(229)	$286	$(186)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The following table reflects the Company's capitalized exploratory well and project activity during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in millions)
Beginning capitalized exploratory well costs	$432	$323
Additions to exploratory well costs pending the determination of proved reserves	489	895
Reclassification due to determination of proved reserves	(477)	(765)
Exploratory well costs charged to exploration and abandonment expense	(1)	(10)
Ending capitalized exploratory well costs	$443	$443
The following table provides an aging as of June 30, 2017 and December 31, 2016 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	June 30, 2017	December 31, 2016
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$420	$318
More than one year	23	5
	$443	$323
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	12	3
The 12 wells that were suspended for a period greater than one year as of June 30, 2017 are in the Eagle Ford Shale area. The Company expects to complete five of these wells in 2017 and the remaining seven wells in 2018.
NOTE G. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of June 30, 2017, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 6.65% senior notes (the "6.65% Senior Notes") matured and were repaid in March 2017. The Company funded the $485 million repayment of the 6.65% Senior Notes with cash on hand. The Company's 6.875% senior notes (the "6.875% Senior Notes"), with an outstanding debt principal balance of $450 million, will mature in May 2018. The 6.875% Senior Notes are classified as current in the accompanying consolidated balance sheets as of June 30, 2017.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE H. Incentive Plans
Stock-based compensation. For the three and six months ended June 30, 2017, the Company recorded $27 million and $57 million, respectively, of stock-based compensation expense for all plans, as compared to $29 million and $53 million for the same respective periods in 2016. As of June 30, 2017, there was $137 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $31 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of June 30, 2017 and December 31, 2016, accounts payable – due to affiliates included $10 million and $22 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the six months ended June 30, 2017 for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2016	1,077,227	290,552	178,556	159,378
Awards granted	320,103	108,911	59,044	—
Awards forfeited	(13,527)	(5,012)	—	—
Awards vested	(437,845)	(129,499)	—	—
Outstanding as of June 30, 2017	945,958	264,952	237,600	159,378
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning asset retirement obligations	$297	$285	$297	$285
New wells placed on production	1	—	1	—
Changes in estimates	7	—	7	—
Dispositions	(7)	—	(7)	—
Liabilities settled	(9)	(9)	(14)	(13)
Accretion of discount	5	5	10	9
Ending asset retirement obligations	$294	$281	$294	$281
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the current portion of the Company's asset retirement obligations was $46 million and $39 million, respectively.
NOTE J. Commitments and Contingencies
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
U.S. Environmental Protection Agency ("EPA") potential enforcement action. The Company has been advised by the EPA that the agency is considering an enforcement action against the Company and may seek monetary sanctions for alleged

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

failures to prevent emissions occurring at the Company's Fain gas plant in the West Panhandle region of Texas on five separate occasions. The Company has asserted defenses to the EPA's allegations and is in discussions with the EPA regarding these matters. Although the Company cannot predict the outcome of these discussions with any certainty, the Company believes such monetary sanctions will not exceed $45,000 for any single event, but could exceed $100,000 in the aggregate.
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
Lease agreements. In June 2017, the Company entered into a 20-year operating lease for the Company's new corporate headquarters in Irving, TX. Annual base rent will be $33 million and lease payments are expected to commence in the second half of 2019 when the building is complete.
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest income	$10	$5	$16	$9
Severance and sales tax refunds	5	—	8	—
Deferred compensation plan income	1	—	3	2
Other income	—	1	3	2
Total interest and other income	$16	$6	$30	$13

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Transportation commitment charges (a)	$43	$25	$82	$50
Loss from vertical integration services (b)	5	16	11	29
Idle drilling and well service equipment charges (c)	—	11	—	47
Other	11	15	26	28
Total other expense	$59	$67	$119	$154
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three and six months ended June 30, 2017, these vertical integration net margins included $23 million and $42 million, respectively, of revenues and $28 million and $53 million, respectively, of costs and expenses. For the same respective periods in 2016, these vertical integration net margins included $56 million and $124 million of revenues and $72 million and $153 million of costs and expenses.

(c)
Primarily represents expenses attributable to idle drilling rig fees that are not chargeable to joint operations and charges to terminate rig contracts that were not required to meet planned drilling activities.

NOTE M. Income Taxes
The Company's income tax benefit (provision) consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Deferred tax benefit (provision)	$(121)	$143	(90)	284
For the three and six months ended June 30, 2017, the Company's effective tax rate, excluding income attributable to noncontrolling interests, was 34 percent and 32 percent, respectively, as compared to an effective rate of 35 percent for both of the same respective periods in 2016. The Company's effective tax rate for the six months ended June 30, 2017 differs from the U.S. statutory rate of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of $119 million and $112 million, respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2018.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2011. As of June 30, 2017, no adjustments had been

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Income (Loss) Per Share
The following table reconciles the Company's net income (loss) attributable to common stockholders to basic and diluted net income (loss) attributable to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss) attributable to common stockholders	$233	$(268)	$191	$(535)
Participating share-based earnings	(2)	—	(2)	—
Basic and diluted net income (loss) attributable to common stockholders	$231	$(268)	$189	$(535)
Basic and diluted weighted average common shares outstanding were 170 million for the three and six months ended June 30, 2017, respectively, as compared to 164 million and 163 million for the same respective periods in 2016.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the second quarter of 2017 included the following highlights:

•
Net income attributable to common stockholders for the second quarter of 2017 was $233 million ($1.36 per diluted share), as compared to a net loss of $268 million ($1.63 per diluted share) for the second quarter of 2016. The primary components of the increase in net income attributable to common stockholders include:

•	a $364 million increase in net derivative gains, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•
a $193 million increase in net gain on disposition of assets, primarily due to recognizing a gain of $194 million on the sale of approximately 20,500 acres in the Martin County region of the Permian Basin during the second quarter of 2017;

•	a $155 million increase in oil and gas revenues as a result of a 12 percent increase in average realized commodity prices per BOE and an 11 percent increase in sales volumes;

•
a $43 million decrease in DD&A expense, primarily attributable to (i) commodity price increases and the Company's cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells and (ii) additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program; and

•
a $21 million decrease in interest expense, primarily due to the repayment of both the Company's 6.65% senior notes, which matured in March 2017, and the Company's 5.875% senior notes, which matured in July 2016; offset by

•	a $264 million increase in the Company's income taxes as a result of the improvement in earnings during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016; and

•	a $21 million increase in total oil and gas production costs and production and ad valorem taxes, primarily due to the aforementioned increase in sales volumes and commodity prices.

•
During the second quarter of 2017, average daily sales volumes increased by 11 percent to 259,087 BOEPD, as compared to 232,703 BOEPD during the second quarter of 2016. The increase in second quarter 2017 average daily sales volumes, as compared to the second quarter of 2016, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil, NGL and gas prices increased during the second quarter of 2017 to $45.00 per Bbl, $16.91 per Bbl and $2.62 per Mcf, respectively, as compared to $41.43 per Bbl, $14.21 per Bbl and $1.67 per Mcf, respectively, in the second quarter of 2016.

•
Net cash provided by operating activities increased to $479 million for the three months ended June 30, 2017, as compared to $408 million for the three months ended June 30, 2016. The $71 million increase in net cash provided by operating activities is primarily due to increases in the Company's oil and gas revenues for the three months ended June 30, 2017 as a result of increases in commodity prices and sales volumes, partially offset by a $109 million reduction in cash provided by commodity derivatives during the three months ended June 30, 2017, as compared to the same period in 2016.

•	As of June 30, 2017, the Company's net debt to book capitalization was three percent, as compared to two percent at December 31, 2016.
 Third Quarter 2017 Outlook
Based on current estimates, the Company expects the following operating and financial results for the quarter ending September 30, 2017:
Production is forecasted to average 274,000 to 279,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $7.75 to $9.75 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $14.00 to $16.00 per BOE.

PIONEER NATURAL RESOURCES COMPANY

Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $80 million to $85 million. Interest expense is expected to be $33 million to $38 million, and other expense is expected to be $60 million to $70 million. Other expense is expected to include (i) $45 million to $50 million of charges associated with excess firm gathering and transportation commitments, (ii) $5 million to $10 million of losses (principally noncash) associated with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company and (iii) other miscellaneous charges. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent. Current income taxes are expected to be less than $5 million.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the six months ended June 30, 2017:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	135,922	39,368	188,605	206,724
South Texas - Eagle Ford Shale	7,071	6,644	42,285	20,763
Raton Basin	—	—	89,591	14,932
West Panhandle	2,029	3,861	6,670	7,001
South Texas - Other	1,228	192	18,952	4,579
Other	5	1	46	13
Total	146,255	50,066	346,149	254,012
The Company's liquids production increased to 77 percent of total production on a BOE basis for the six months ended June 30, 2017, as compared to 74 percent for the same period last year.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the six months ended June 30, 2017:

	Acquisition Costs		Exploration	Development
	Proved	Unproved	Costs	Costs	Total
	(in millions)
Permian Basin	$3	$83	$901	$241	$1,228
South Texas - Eagle Ford Shale	—	—	28	23	51
West Panhandle	—	—	1	5	6
Other	—	—	2	1	3
Total	$3	$83	$932	$270	$1,288
The following table summarizes the Company's development and exploration/extension drilling activities for the six months ended June 30, 2017:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	8	15	4	19
South Texas - Eagle Ford Shale	4	1	3	2
Total	12	16	7	21

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	119	109	92	1	135
South Texas - Eagle Ford Shale	14	10	1	1	22
Total	133	119	93	2	157

PIONEER NATURAL RESOURCES COMPANY

Permian Basin area. In the first half of 2017, the Company increased its rig count in the Spraberry/Wolfcamp area from 17 rigs at year-end 2016 to 18 rigs at June 30, 2017. The original forecast for 2017 assumed that approximately 260 horizontal wells would be placed on production during the year, weighted heavily to the second half of the year. However, due to unforeseen drilling delays during the first half of the year, the Company now expects to place approximately 230 horizontal wells on production (190 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play) during 2017. As a result, the associated planned capital spend is expected to be reduced from $2.4 billion to $2.3 billion. The Company plans to maintain efficient operations and does not intend to accelerate activity over the remainder of 2017 to catch up on the completions that were delayed, especially in light of the current commodity price environment. As a result, the Company will maintain its drilling rig activity, but will defer the completion of the approximately 30 wells into 2018. Approximately 55 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 30 percent in the Wolfcamp A interval and 15 percent in the Lower Spraberry Shale interval. The Company also plans to drill a small number of wells to appraise the shallower Clearfork formation, the Jo Mill interval within the Spraberry formation and the Wolfcamp D interval in the Wolfcamp formation during 2017. The Company's adjusted capital spend of $2.3 billion in the Spraberry/Wolfcamp field during 2017 includes $1.8 billion of horizontal drilling and completion capital, $265 million for tank battery and disposal facilities, $115 million for gas processing facilities and $110 million for land, science and other costs. During the first half of 2017, the Company successfully completed 89 horizontal wells in the northern portion of the play and seven horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 55 percent of wells placed on production were Wolfcamp A interval wells, approximately 30 percent were Wolfcamp B interval wells and the remaining 15 percent were Lower Spraberry Shale wells. The majority of wells placed on production in the southern portion of the play were Wolfcamp A and B interval wells.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry/Wolfcamp field. During the second quarter of 2017, the Company utilized up to seven of its eight Company-owned fracture stimulation fleets to support its drilling operations in the Spraberry/Wolfcamp field. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Pioneer Sands LLC (the Company's wholly-owned sand mining subsidiary that was previously named Premier Silica LLC) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
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
The Company is constructing a field-wide water distribution system to reduce the cost of water for drilling and completion activities and to ensure that adequate supplies of water are available to support the Company's long-term growth plan for the Spraberry/Wolfcamp field. The 2017 capital program includes $160 million for expansion of the mainline system, subsystems and frac ponds to efficiently deliver water to Pioneer's drilling locations. The Company signed an agreement with the city of Midland to upgrade the city's wastewater treatment plant in return for a dedicated long-term supply of water from the plant. The 2017 program includes $10 million of engineering capital to begin work on this upgrade. Pioneer expects to spend approximately $110 million over the 2017 through 2019 period for the Midland plant upgrade. In return, the Company will receive approximately two billion barrels of low-cost, non-potable water over a 28-year contract period (up to 240 thousand barrels per day) to support its completion operations. The water contract became effective during the second quarter of 2017 after the Texas Governor signed into law legislation that allows for this and similar public-private collaborations. The Company and the city of Midland are currently working to complete the design specifications for the wastewater treatment plant.
The Company's sand mine in Brady, Texas, which is strategically located within close proximity (approximately 190 miles) of the Spraberry/Wolfcamp field, provides a secure sand source for the Company's horizontal drilling program. The 2017 capital program includes $30 million to complete an optimization project for the Company's existing sand mining facilities. This project is expected to improve yields and reduce the Company's overall cost of sand supplies. The 2017 capital program also includes $45 million for upgrades and maintenance to the Company-owned pressure pumping fleets that the Company plans to operate during 2017.
Eagle Ford Shale area. During the first half of 2017, the Company operated two rigs in the Eagle Ford Shale area. The Company expects to spend $95 million of capital in 2017 to drill and complete 11 new Eagle Ford Shale wells and to complete

PIONEER NATURAL RESOURCES COMPANY

nine wells that were drilled but not completed in 2016. The objective of this drilling program is to test longer laterals with higher intensity completions. During the first half of 2017, the Company successfully completed four wells in the Eagle Ford Shale area.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $768 million and $1.6 billion for the three and six months ended June 30, 2017, respectively, as compared to $613 million and $1.0 billion for the same respective periods in 2016.
 The increase in oil and gas revenues during the three months ended June 30, 2017, as compared to the same period in 2016, is primarily due to increases of nine percent, 19 percent and 57 percent in oil, NGL and gas prices, respectively, and increases of nine percent, 29 percent and four percent in daily oil, NGL and gas sales volumes, respectively. The increase in oil and gas revenues during the six months ended June 30, 2017, as compared to the same period in 2016, is primarily due to increases of 34 percent, 46 percent and 56 percent in oil, NGL and gas prices, respectively, and 14 percent and 24 percent increases in daily oil and NGL sales volumes, respectively.
The following table provides average daily sales volumes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (Bbls)	146,884	134,723	146,255	128,762
NGLs (Bbls)	53,268	41,223	50,066	40,227
Gas (Mcf)	353,612	340,542	346,149	349,597
Total (BOEs)	259,087	232,703	254,012	227,256
Average daily BOE sales volumes increased by 11 percent and 12 percent for the three and six months ended June 30, 2017, respectively, as compared to the same respective periods in 2016, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. NGL production volumes are lower for the six months ended June 30, 2017 and 2016 by approximately 4,000 Bbls per day and 5,000 Bbls per day, respectively, due to voluntary reductions in recoveries of ethane as a result of it having a higher value if sold as part of the gas stream.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (per Bbl)	$45.00	$41.43	$47.01	$35.07
NGL (per Bbl)	$16.91	$14.21	$18.03	$12.32
Gas (per Mcf)	$2.62	$1.67	$2.70	$1.73
Total (per BOE)	$32.56	$28.95	$34.31	$24.72
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming the responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the three and six months ended June 30, 2017 was a loss of $14 million and $33 million, respectively, as compared to a loss of $15 million and $35 million for the same respective periods in 2016. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. Interest and other income for the three and six months ended June 30, 2017 was $16 million and $30 million, respectively, as compared to $6 million and $13 million for the same respective periods in 2016. The increase in interest and other income during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was primarily due to (i) increases of $5 million and $7 million for the three and six months ended June 30, 2017, respectively, in interest income as a result of an increase in short-term and long-term investments and (ii) severance and sales tax refunds of

PIONEER NATURAL RESOURCES COMPANY

$5 million and $8 million for the three and six months ended June 30, 2017, respectively. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains, net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2017, the Company recorded $135 million and $286 million, respectively, of net derivative gains on commodity price, diesel price and interest rate derivatives, of which $24 million and $35 million, respectively, represented net cash receipts. During the three and six months ended June 30, 2016, the Company recorded $229 million and $186 million of net derivative losses, respectively, on commodity price and interest rate derivatives, of which $132 million and $349 million, respectively, represented net cash receipts.
The following tables detail the net cash receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$21	$1.59	per Bbl	$33	$1.22	per Bbl
NGL derivative receipts	1	$0.01	per Bbl	1	$0.02	per Bbl
Gas derivative receipts	1	$0.02	per Mcf	—	$—	per Mcf
Total net commodity derivative receipts	$23			$34

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$110	$8.97	per Bbl	$303	$12.93	per Bbl
NGL derivative receipts	1	$0.19	per Bbl	5	$0.63	per Bbl
Gas derivative receipts	21	$0.68	per Mcf	41	$0.65	per Mcf
Total net commodity derivative receipts	$132			$349
The Company's open derivative contracts are subject to continuing market risk. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $194 million and $205 million for the three and six months ended June 30, 2017, respectively, as compared to $1 million and $3 million for the same respective periods in 2016. For the three and six months ended June 30, 2017, the Company's gain on disposition of assets is primarily due to a gain of $194 million recognized on the sale of approximately 20,500 acres in the Martin County region of the Permian Basin. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's gain on disposition of assets.
Oil and gas production costs. The Company recognized oil and gas production costs of $147 million and $288 million during the three and six months ended June 30, 2017, respectively, as compared to $141 million and $297 million during the same respective periods in 2016. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three and six months ended June 30, 2017 decreased by 7 percent and 13 percent as compared to the same respective periods in 2016. The decrease in lease operating expenses per BOE during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs and cost reduction initiatives. The decrease in third-party transportation costs per BOE during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was due to a lower proportion of the Company's total production being subject to higher Eagle Ford Shale transportation costs. The change in net natural gas plant charges per BOE during the

PIONEER NATURAL RESOURCES COMPANY

three and six months ended June 30, 2017, as compared to the same respective periods in 2016, is primarily reflective of increased earnings on third-party volumes that are processed in Company-owned facilities due to higher NGL and gas prices. The increase in workover costs per BOE during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was primarily due to an increase in workover activity due to the improvement in commodity prices.
The following table provides the components of the Company's oil and gas production costs per BOE for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease operating expenses	$4.79	$4.95	$4.89	$5.20
Third-party transportation charges	0.82	1.47	0.91	1.61
Net natural gas plant (income) charges	(0.18)	(0.01)	(0.23)	0.11
Workover costs	0.76	0.25	0.68	0.27
Total production costs	$6.19	$6.66	$6.25	$7.19
Production and ad valorem taxes. The Company's production and ad valorem taxes were $51 million and $99 million during the three and six months ended June 30, 2017, respectively, as compared to $36 million and $65 million for the same respective periods in 2016. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The increase in production and ad valorem taxes per BOE for the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, is primarily due the increase in commodity prices and, for ad valorem tax purposes, the higher valuation attributable to the Company’s successful Spraberry/Wolfcamp horizontal drilling program.
The following table provides the Company's production and ad valorem taxes per BOE for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production taxes	$1.45	$1.22	$1.52	$1.01
Ad valorem taxes	0.74	0.48	0.63	0.57
Total production and ad valorem taxes	$2.19	$1.70	$2.15	$1.58
Depletion, depreciation and amortization expense. The Company's DD&A expense was $341 million ($14.46 per BOE) and $678 million ($14.74 per BOE) for the three and six months ended June 30, 2017, respectively, as compared to $384 million ($18.14 per BOE) and $737 million ($17.82 per BOE) during the same respective periods in 2016. The change in per BOE DD&A expense during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, is primarily due to a decrease in depletion expense per BOE on oil and gas properties.
Depletion expense on oil and gas properties was $13.96 and $14.23 per BOE during the three and six months ended June 30, 2017, respectively, as compared to $17.62 and $17.29 per BOE during the same respective periods in 2016. The change in per BOE depletion expense during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, is primarily due to (i) commodity price increases and cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells and (ii) additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
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
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Geological and geophysical	$18	$17	$41	$37
Exploratory well costs	1	—	10	—
Leasehold abandonments and other	7	1	8	40
	$26	$18	$59	$77
The geological and geophysical expenses for the three and six months ended June 30, 2017 and 2016 were primarily related to geological and geophysical personnel costs. During the six months ended June 30, 2016, the Company incurred leasehold abandonments primarily related to the abandonment of unproved properties in the Permian Basin and unproved acreage in Alaska in which the Company held an overriding royalty interest.
During the six months ended June 30, 2017, the Company drilled and evaluated 95 exploration/extension wells, 93 of which were successfully completed as discoveries. During the same period in 2016, the Company drilled and evaluated 106 exploration/extension wells, all of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and six months ended June 30, 2017 was $81 million ($3.43 per BOE) and $165 million ($3.58 per BOE), respectively, as compared to $80 million ($3.77 per BOE) and $154 million ($3.72 per BOE) for the same respective periods in 2016. The decrease in general and administrative expense per BOE during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was primarily due to increases of 11% and 12% in sales volumes during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $5 million and $10 million for the three and six months ended June 30, 2017, respectively, as compared to $5 million and $9 million for the same respective periods in 2016. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $35 million and $81 million for the three and six months ended June 30, 2017, respectively, as compared to $56 million and $111 million for the same respective periods in 2016. The decrease in interest expense during the three and six months ended June 30, 2017, as compared to the same respective periods in 2016, was primarily due to the repayment of both the Company's 6.65% senior notes, which matured in March 2017, and the Company's 5.875% senior notes that matured in July 2016. The weighted average interest rates on the Company's indebtedness for the three and six months ended June 30, 2017, including the effects of capitalized interest, was 5.6 percent and 5.7 percent, respectively, as compared to 6.2 percent for both of the same respective periods in 2016.
Other expense. Other expense was $59 million and $119 million for the three and six months ended June 30, 2017, respectively, as compared to $67 million and $154 million during the same respective periods in 2016. The decrease in other expense for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to (i) a decrease of $11 million in net losses from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners and (ii) a decrease of $11 million in idle drilling and well service equipment charges, partially offset by (iii) an increase of $18 million in unused firm transportation costs. The decrease in other expense for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to (i) a decrease of $47 million in idle drilling and well service equipment charges and (ii) a decrease of $18 million in net losses from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners, partially offset by (iii) an increase of $32 million in unused firm transportation costs.

PIONEER NATURAL RESOURCES COMPANY

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
Income tax benefit (provision). The Company recognized an income tax provision of $121 million and $90 million for the three and six months ended June 30, 2017, respectively, as compared to an income tax benefit of $143 million and $284 million for the same respective periods in 2016. The Company's effective tax rate for the three and six months ended June 30, 2017 was 34 percent and 32 percent, respectively, as compared to 35 percent for both of the same respective periods in 2016. The Company's effective tax rate for the six months ended June 30, 2017 differs from the U.S. statutory rate of 35 percent primarily due to recognizing excess tax benefits of $8 million during the three months ended March 31, 2017 associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of $119 million and $112 million respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by December 2018. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
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
The Company's capital budget for 2017 has been reduced from $2.8 billion to $2.7 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and information technology system upgrades), consisting of $2.4 billion for drilling operations and $275 million for water infrastructure, vertical integration and field facilities. The reduction reflects the decision to defer completing approximately 30 Spraberry/Wolfcamp horizontal wells into 2018. The Company's capital expenditures during the six months ended June 30, 2017 were $1.3 billion, consisting of $1.2 billion for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $175 million for water infrastructure, vertical integration, system upgrades and other plant and equipment additions. Based on results for the six months ended June 30, 2017 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures of nonstrategic assets and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures, acquisitions and contractual obligations, including debt maturities.
Investing activities. Investing activities used $773 million of cash during the six months ended June 30, 2017, as compared to $2.6 billion during the six months ended June 30, 2016. The decrease in cash used in investing activities during the six months ended June 30, 2017, as compared to the same period in 2016, is primarily due to proceeds from the maturity of investments (commercial paper, corporate bonds and time deposits) of $878 million during the six months ended June 30, 2017, as compared to $1 million during the same period in 2016, and investment purchases of $746 million during the six months ended June 30, 2017, as compared to $1.5 billion during the same period in 2016. During the six months ended June 30, 2017, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities.
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
From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2017, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase and transportation arrangements, in order to support the Company’s business plans.
There were no material changes to the Company's contractual obligations during the first half of 2017 other than the repayment of the Company's 6.65% Senior Notes in March 2017 and the commitment to a 20-year operating lease for the Company's new corporate headquarters in June 2017. Annual base rent on the new corporate headquarters will be $33 million and lease payments are expected to commence in the second half of 2019 when the building is complete.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of June 30, 2017, these contracts represented net assets of $181 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2017. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
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
Operating activities. Net cash provided by operating activities during the six months ended June 30, 2017 was $843 million, as compared to $519 million during the same period in 2016. The increase in net cash provided by operating activities for the six months ended June 30, 2017, as compared to the same period in 2016, is primarily due to increases in the Company's oil and gas revenues for the six months ended June 30, 2017 as a result of increases in commodity prices and sales volumes, partially offset by a $315 million reduction in cash provided by commodity derivatives during the six months ended June 30, 2017, as compared to the same period in 2016.
Financing activities. Net cash used by financing activities during the six months ended June 30, 2017 was $528 million, as compared to net cash provided by financing activities of $2.5 billion during the same period in 2016. The decrease in net cash provided by financing activities during the six months ended June 30, 2017, as compared to the same period in 2016, is primarily due to the Company's issuance of 19.8 million shares of common stock during the first half of 2016 for cash proceeds of $2.5 billion and the principal repayment of $485 million attributable to the Company's 6.65% Senior Notes that matured in March 2017.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash and cash equivalents, sales of short-term and long-term investments and unused borrowing capacity under its Credit Facility. As of June 30, 2017, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2017. The Company also had cash on hand of $660 million, short-term investments of $1.5 billion and long-term investments of $187 million as of June 30, 2017. If internal cash flows do not meet the Company's expectations, the Company may fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or other sources, such as sales

PIONEER NATURAL RESOURCES COMPANY

of nonstrategic assets and/or reduce its level of capital expenditures or reduce dividend payments. The Company cannot provide any assurance that needed short- term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures of nonstrategic assets and, if necessary, available capacity under the Company's Credit Facility will be adequate for the remainder of 2017 to fund planned capital expenditures, acquisitions, dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at June 30, 2017 was $10.9 billion, consisting of $660 million of cash and cash equivalents, short-term and long-term investments of $1.7 billion, debt of $2.7 billion and equity of $10.6 billion. The Company's net debt to net book capitalization increased to three percent at June 30, 2017 from two percent at December 31, 2016. The Company's ratio of current assets to current liabilities decreased to 1.97 to 1.00 at June 30, 2017, as compared to 2.11 to 1.00 at December 31, 2016, primarily due to the reclassification of the Company's 6.875% Senior Notes to a current liability.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the six months ending June 30, 2017:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2016	$(76)	$6	$(70)
Changes in contract fair value	287	(1)	286
Contract maturity receipts	(33)	—	(33)
Contract termination receipts	(2)	—	(2)
Fair value of contracts outstanding as of June 30, 2017	$176	$5	$181
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of June 30, 2017 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2017. Although the Company had no outstanding variable rate debt as of June 30, 2017, the average variable contractual rates for its Credit Facility (that matures in August 2020) projected forward proportionate to the forward yield curve for LIBOR on July 28, 2017 is presented in the table below.

	Six Months Ending December 31,	Year Ending December 31,						Asset (Liability) Fair Value at June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$450	$—	$450	$500	$1,350	$2,750	$(2,958)
Weighted average fixed interest rate	5.31%	5.11%	5.00%	4.42%	4.72%	5.49%
Average variable interest rate	2.89%	3.12%	3.36%	3.57%
Interest Rate Swaps:
Notional debt amount (b)	$100	$—	$—	$—	$—	$—		$5
Fixed rate payable (%)	1.81%
Variable rate receivable (%) (c)	2.30%
 ____________________

(a)	Represents maturities of principal amounts, excluding debt issuance costs and debt issuance discounts.

(b)
As of June 30, 2017, the Company was party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 through December 2027 in exchange for paying a fixed interest rate of 1.81 percent on a notional amount of $100 million on December 15, 2017.

(c)	The variable rate receivable represents the July 28, 2017 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of June 30, 2017. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	2017		Year Ending December 31,		Asset (Liability) Fair Value at June 30, 2017 (a)
	Third Quarter	Fourth Quarter	2018	2019
					(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	6,000	6,000	—	—	$5
Weighted average ceiling price per Bbl	$70.40	$70.40	$—	$—
Weighted average floor price per Bbl	$50.00	$50.00	$—	$—
Collar contracts with short puts (b)	147,000	155,000	71,000	—	$170
Weighted average ceiling price per Bbl	$62.03	$62.12	$60.38	$—
Weighted average floor price per Bbl	$49.81	$49.82	$50.07	$—
Weighted average short put price per Bbl	$41.07	$41.02	$40.00	$—
Average forward NYMEX oil prices (c)	$49.71	$49.91	$50.06	$—
NGL Derivatives:
Butane collar contracts with short puts (Bbl) (d):	2,000	—	—	—	$(1)
Weighted average ceiling price per Bbl	$36.12	$—	$—	$—
Weighted average floor price per Bbl	$29.25	$—	$—	$—
Weighted average short put price per Bbl	$23.40	$—	$—	$—
Average forward butane prices (c)	$37.07	$—	$—	$—
Ethane collar contracts (Bbl) (e)	3,000	3,000	—	—	$—
Weighted average ceiling price per Bbl	$11.83	$11.83	$—	$—
Weighted average floor price per Bbl	$8.68	$8.68	$—	$—
Average forward ethane prices (c)	$10.97	$11.18	$—	$—
Ethane basis swap contracts (MMBtu) (f)	6,920	6,920	6,920	6,920	$1
Weighted average price differential per MMBtu	$1.60	$1.60	$1.60	$1.60
Average forward NYMEX gas prices (c)	$2.94	$3.09	$2.98	$2.81
Gas Derivatives:
Average daily notional MMBtu volumes:
Collar contracts with short puts	290,000	300,000	62,329	—	$2
Weighted average ceiling price per MMBtu	$3.57	$3.60	$3.56	$—
Weighted average floor price per MMBtu	$2.95	$2.96	$2.91	$—
Weighted average short put price per MMBtu	$2.47	$2.47	$2.37	$—
Average forward NYMEX gas prices (c)	$2.94	$3.09	$2.98	$—
Basis swap contracts:					$—
Mid-Continent index swap contracts (g)	45,000	45,000	—	—
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$—	$—
Average forward basis differential prices (h)	$(0.34)	$(0.35)	$—	$—
Permian Basin index swap contracts (i)	—	26,522	39,945	—
Weighted average fixed price per MMBtu	$—	$0.30	$0.30	$—
Average forward basis differential prices (j)	$—	$0.27	$0.33	$—

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

(b)
Subsequent to June 30, 2017, the Company entered into additional oil collar contracts with short puts for 26,000 Bbl per day of 2018 production with a ceiling price of $55.01 per Bbl, a floor price of $45.00 per Bbl and a short put price of $35.00 per Bbl.

(c)	The average forward NYMEX oil, butane, ethane, and gas prices are based on July 28, 2017 market quotes.

(d)	Represent collar contracts with short puts that reduce the price volatility of butane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(e)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

PIONEER NATURAL RESOURCES COMPANY

(f)
Represent basis swap contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swap contracts fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.

(g)	Represent swap contracts that fix the basis differentials between the index prices at which the Company sells its Mid-Continent gas and the HH index price used in collar contracts with short puts.

(h)	The average forward basis differential prices are based on July 28, 2017 market quotes for basis differentials between the relevant index prices and the NYMEX-quoted forward prices.

(i)
Represent swap contracts that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California. Subsequent to June 30, 2017, the Company entered into additional basis swap contracts for 6,739 MMBtu per day of third quarter 2017 production with a price of $0.26 per MMBtu and 11,726 MMBtu per day of 2018 production with a price differential of $0.31 per MMBtu.

(j)	The average forward basis differential prices are based on July 28, 2017 market quotes for basis differentials between Permian Basin index prices and southern California index prices.
Diesel derivatives. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel drilling rigs and its fracture stimulation fleet equipment. As of June 30, 2017, the Company was party to diesel derivative swap contracts for 1,000 Bbls per day for the remainder of 2017 at an average per Bbl fixed price of $63.00. As of June 30, 2017, these positions had a liability fair value of $1 million. Subsequent to June 30, 2017, the Company terminated its diesel derivative swap contracts for August through December 2017 for cash proceeds of $321 thousand.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PIONEER NATURAL RESOURCES COMPANY

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is party to the legal proceeding described in Note J of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements." The Company is also party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
April 2017	124	$190.35	—
May 2017	135	$165.08	—
June 2017	82	$166.86	—
Total	341	$174.70	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description
10.1	(a) —	Form of Amendment to Severance Agreement and Change in Control Agreement dated May 17, 2017, between the Company and each executive officer of the Company.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: August 1, 2017	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: August 1, 2017	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	(a) —	Form of Amendment to Severance Agreement and Change in Control Agreement dated May 17, 2017, between the Company and each executive officer of the Company.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

(a)	Filed herewith.

(b)	Furnished herewith.