Form 10-Q
period 2018-03-31
PIONEER NATURAL RESOURCES CO
filed 2018-05-04
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 2, 2018                               170,427,473

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement planned stock repurchases, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

•	"WTI" means West Texas Intermediate oil, a light, sweet blend of oil produced from the fields in western Texas.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$896
Short-term investments	722	1,213
Accounts receivable:
Trade, net	826	644
Due from affiliates	—	1
Income taxes receivable	7	7
Inventories	218	212
Assets held for sale	20	—
Derivatives	7	11
Other	23	23
Total current assets	2,824	3,007
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	20,892	20,404
Unproved properties	568	558
Accumulated depletion, depreciation and amortization	(9,230)	(9,196)
Total property, plant and equipment	12,230	11,766
Long-term investments	93	66
Goodwill	269	270
Other property and equipment, net	1,799	1,762
Other assets, net	108	132
	$17,323	$17,003

The financial information included as of March 31, 2018 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,222	$1,174
Due to affiliates	48	108
Interest payable	38	59
Income taxes payable	1	—
Current portion of long-term debt	449	449
Liabilities held for sale	6	—
Derivatives	333	232
Other	153	106
Total current liabilities	2,250	2,128
Long-term debt	2,284	2,283
Derivatives	54	23
Deferred income taxes	928	899
Other liabilities	405	391
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 174,288,821 and 173,796,743 shares issued as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	8,991	8,974
Treasury stock at cost: 3,869,865 and 3,608,132 shares as of March 31, 2018 and December 31, 2017, respectively	(294)	(249)
Retained earnings	2,698	2,547
Total equity attributable to common stockholders	11,397	11,274
Noncontrolling interests in consolidated subsidiaries	5	5
Total equity	11,402	11,279
Commitments and contingencies
	$17,323	$17,003

The financial information included as of March 31, 2018 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues and other income:
Oil and gas	$1,266	$809
Sales of purchased oil and gas	1,070	316
Interest and other	18	13
Derivative gains (losses), net	(208)	151
Gain on disposition of assets, net	4	11
	2,150	1,300
Costs and expenses:
Oil and gas production	213	141
Production and ad valorem taxes	76	47
Depletion, depreciation and amortization	357	337
Purchased oil and gas	1,054	335
Impairment of oil and gas properties	—	285
Exploration and abandonments	35	33
General and administrative	90	84
Accretion of discount on asset retirement obligations	4	5
Interest	36	46
Other	57	60
	1,922	1,373
Income (loss) before income taxes	228	(73)
Income tax benefit (provision)	(50)	31
Net income (loss) attributable to common stockholders	$178	$(42)

Basic and diluted net income (loss) per share attributable to common stockholders	$1.04	$(0.25)

Weighted average shares outstanding:
Basic	170	170
Diluted	171	170

Dividends declared per share	$0.16	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.16 per share)	—	—	—	—	(27)	—	(27)
Purchases of treasury stock	(262)	—	—	(45)	—	—	(45)
Compensation costs:
Vested compensation awards	492	—	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	—	17
Net income	—	—	—	—	178	—	178
Balance as of March 31, 2018	170,419	$2	$8,991	$(294)	$2,698	$5	$11,402

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$178	$(42)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	357	337
Impairment of oil and gas properties	—	285
Exploration expenses, including dry holes	7	10
Deferred income taxes	50	(31)
Gain on disposition of assets, net	(4)	(11)
Accretion of discount on asset retirement obligations	4	5
Interest expense	1	1
Derivative related activity	136	(141)
Amortization of stock-based compensation	17	22
Other	20	25
Change in operating assets and liabilities:
Accounts receivable	(181)	92
Inventories	(6)	(19)
Investments	4	4
Other current assets	(3)	(6)
Accounts payable	(9)	(153)
Interest payable	(21)	(29)
Income taxes payable	1	—
Other current liabilities	3	15
Net cash provided by operating activities	554	364
Cash flows from investing activities:
Proceeds from disposition of assets	4	78
Proceeds from investments	555	458
Purchase of investments	(94)	(315)
Additions to oil and gas properties	(818)	(433)
Additions to other assets and other property and equipment, net	(51)	(86)
Net cash used in investing activities	(404)	(298)
Cash flows from financing activities:
Principal payments on long-term debt	—	(485)
Purchases of treasury stock	(45)	(36)
Net cash used in financing activities	(45)	(521)
Net increase (decrease) in cash and cash equivalents	105	(455)
Cash and cash equivalents, beginning of period	896	1,118
Cash and cash equivalents, end of period	$1,001	$663

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGLs") and gas within the United States, with operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeast Colorado and the West Panhandle field in the Texas Panhandle.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Certain reclassifications have been made to the 2017 financial statement and footnote amounts in order to conform to the 2018 presentation.
Assets held for sale. On the date at which the Company meets all the held for sale criteria, the Company discontinues the recording of depletion and depreciation of the assets or asset group to be sold and reclassifies the assets and related liabilities to be sold as held for sale on the accompanying consolidated balance sheets. The assets and liabilities are measured at the lower of their carrying amount or estimated fair value less cost to sell. See Note 3 for additional information about the Company's divestitures.
Adoption of New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASC 606") "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” ("ASC 605"), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 11 for a discussion of the impact to the Company's recognition of revenue associated with the adoption of ASC 606.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. The Company adopted this standard on January 1, 2017. See Note 14 for a discussion of the impact to the Company's income tax provision associated with the adoption of ASU 2016-09.
New accounting pronouncements. In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the accounting for lease expenses. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company anticipates that the adoption of ASU 2016-02 for its leasing arrangements will likely (i) increase the Company's recorded assets and liabilities, (ii) increase depreciation, depletion and amortization expense, (iii) increase interest expense and (iv) decrease lease/rental expense. The Company is currently evaluating each of its lease arrangements and has not determined the aggregate amount of change expected for each category.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 3. Divestitures
In February 2018, the Company announced its intention to divest its properties in the South Texas, Raton and West Panhandle fields and focus its efforts and capital resources on its Permian Basin assets. No assurance can be given that the sales will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.
In March 2018, the Company entered into a purchase and sale agreement with an unaffiliated third party to sell approximately 10,200 net acres in the western portion of the Eagle Ford Shale ("West Eagle Ford Shale") for cash proceeds, before normal closing adjustments, of approximately $103 million, of which $22 million was received in March 2018. The Company classified the West Eagle Ford Shale assets and liabilities as held for sale in the accompanying consolidated balance sheet as of March 31, 2018. These asset and liabilities were composed of the following as of March 31, 2018 (the Company had no assets held for sale as of December 31, 2017):

March 31, 2018
(in millions)
Composition of assets included in assets held for sale:
Current assets	$19
Goodwill	1
Total assets	$20

Composition of liabilities included in liabilities held for sale:
Other liabilities	6
Total liabilities	$6
See Note 16 for additional information about the completion of the sale of the Company's West Eagle Ford Shale assets subsequent to March 31, 2018.
During the three months ended March 31, 2017, the Company completed the sales of nonstrategic proved and unproved properties in the Permian Basin for cash proceeds of $72 million, which resulted in a gain of $10 million.
NOTE 4. Fair Value Measurements
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

 The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurement as of March 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 31, 2018
	(in millions)
Assets:
Commodity derivatives	$—	$7	$—	$7
Deferred compensation plan assets	92	—	—	92
Total assets	92	7	—	99
Liabilities:
Commodity derivatives	—	387	—	387
Total liabilities	—	387	—	387
Total recurring fair value measurements	$92	$(380)	$—	$(288)

	Fair Value Measurement as of December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of December 31, 2017
	(in millions)
Assets:
Commodity derivatives	$—	$11	$—	$11
Deferred compensation plan assets	95	—	—	95
Total assets	95	11	—	106
Liabilities:
Commodity derivatives	—	255	—	255
Total liabilities	—	255	—	255
Total recurring fair value measurements	$95	$(244)	$—	$(149)
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2018 and December 31, 2017, the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale.
Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized a noncash impairment charge of $285 million to reduce the carrying value of the Raton field during the three months ended March 31, 2017 to its estimated fair value of $186 million.
The Company calculated the fair value of the Raton field as of March 31, 2017 using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculation of the Raton field's discounted future cash flows as of March 31, 2017 included management's longer-term commodity price outlook ("Management's Price Outlook") for oil of $53.65 per barrel ("Bbl") and gas of $3.00 per million British thermal units ("MMBtu") and management's outlook for (i) production, (ii) capital expenditures, (iii) production costs and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value.
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$815	$817	$1,279	$1,277
Current portion of long-term debt	$449	$451	$449	$457
Long-term debt	$2,284	$2,423	$2,283	$2,479
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following tables provide the components of the Company's cash and cash equivalents and investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$931	$20	$—	$50	$1,001
Short-term investments	—	125	398	199	722
Long-term investments	—	—	93	—	93
	$931	$145	$491	$249	$1,816

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$846	$—	$—	$50	$896
Short-term investments	—	124	642	447	1,213
Long-term investments	—	—	66	—	66
	$846	$124	$708	$497	$2,175
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
NOTE 5. Derivative Financial Instruments
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2018 and the weighted average oil prices for those contracts:

	2018			Year Ending December 31, 2019
	Second Quarter	Third Quarter	Fourth Quarter
Collar contracts:
Volume (Bbl)	3,000	3,000	3,000	—
Price per Bbl:
Ceiling	$58.05	$58.05	$58.05	$—
Floor	$45.00	$45.00	$45.00	$—
Collar contracts with short puts:
Volume (Bbl)	149,000	154,000	159,000	65,000
Price per Bbl:
Ceiling	$57.79	$57.70	$57.62	$60.74
Floor	$47.42	$47.34	$47.26	$52.69
Short put	$37.38	$37.31	$37.23	$42.69
NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage NGL component price volatility.
The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of March 31, 2018 and the weighted average NGL prices for those contracts:

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of March 31, 2018 and the weighted average gas prices for those contracts:

	2018			Year Ending December 31, 2019
	Second Quarter	Third Quarter	Fourth Quarter
Swap contracts:
Volume (MMBtu)	100,000	100,000	100,000	—
Price per MMBtu	$3.00	$3.00	$3.00	$—
Collar contracts with short puts:
Volume (MMBtu)	50,000	50,000	50,000	—
Price per MMBtu:
Ceiling	$3.40	$3.40	$3.40	$—
Floor	$2.75	$2.75	$2.75	$—
Short put	$2.25	$2.25	$2.25	$—
Basis swap contracts (a):
Southern California index swap volume (MMBtu) (b)	40,000	80,000	66,522	84,932
Price differential ($/MMBtu)	$0.30	$0.30	$0.50	$0.33
____________________

(a)
Subsequent to March 31, 2018, the Company entered into additional basis swap contracts that fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the HH index price used in swap contracts and collar contracts with short puts for (i) 20,000 MMBtu per day of July 2018 through September 2019 production with a price differential of $1.54 per MMBtu and (ii) 30,000 MMBtu per day of January through September 2019 production with a price differential of $1.47 per MMBtu.

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
The following table sets forth the volumes per day associated with the Company's outstanding marketing derivative contracts as of March 31, 2018 and the weighted average prices for those contracts:

	2018
	Second Quarter	Third Quarter
Average Daily Oil Transportation Commitments Associated with Derivatives (Bbl):
Basis swap contracts:
Louisiana Light Sweet index swap volume (a) (b)	10,000	6,739
Price differential ($/Bbl)	$3.18	$3.18
Magellan East Houston index swap volume (a)	8,659	2,022
Price differential ($/Bbl)	$3.29	$3.30
____________________

(a)
The referenced basis swap contracts fix the basis differentials between NYMEX WTI and Louisiana Light Sweet or Magellan East Houston oil prices for Permian Basin oil forecasted for sale in the Gulf Coast region.

(b)
Subsequent to March 31, 2018, the Company liquidated its Louisiana Light Sweet basis swap contracts for 10,000 Bbl per day of June 2018 through August 2018 transportation commitments for a nominal gain.

Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of March 31, 2018 and December 31, 2017, and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.
The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2018
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$14	$(7)	$7
Commodity price derivatives	Derivatives - noncurrent	$8	$(8)	—
				$7
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$340	$(7)	$333
Commodity price derivatives	Derivatives - noncurrent	$62	$(8)	54
				$387

Fair Value of Derivative Instruments as of December 31, 2017
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$13	$(2)	$11
Commodity price derivatives	Derivatives - noncurrent	$3	$(3)	—
				$11
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$234	$(2)	$232
Commodity price derivatives	Derivatives - noncurrent	$26	$(3)	23
				$255
The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31,
		2018	2017
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$(208)	$151

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
March 31, 2018
(Unaudited)

NOTE 6. Exploratory Costs
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
The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
(in millions)
Beginning capitalized exploratory well costs	$505
Additions to exploratory well costs pending the determination of proved reserves	582
Reclassification due to determination of proved reserves	(607)
Exploratory well costs charged to exploration and abandonment expense	(4)
Ending capitalized exploratory well costs	$476
The following table provides an aging as of March 31, 2018 and December 31, 2017 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	March 31, 2018	December 31, 2017
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$464	$493
More than one year	12	12
	$476	$505
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	7	7
The projects with exploratory well costs that have been suspended for a period greater than one year as of March 31, 2018 are in the Eagle Ford Shale area. The Company is evaluating both the well performance of similar wells completed in 2017 and whether to drill additional wells near these wells in order for all of the wells in the area to be fracture stimulated as a package, thereby improving the resource recovery for the area. The Company expects to complete its evaluation of these seven wells during 2018.
NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of March 31, 2018, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 6.65% senior notes (the "6.65% Senior Notes") matured and were repaid in March 2017. The Company funded the $485 million repayment of the 6.65% Senior Notes with cash on hand. The Company's 6.875% senior notes (the "6.875% Senior Notes"), with an outstanding debt principal balance of $450 million, mature in May 2018 and are classified as current in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. See Note 16 for additional information regarding the repayment of the Company's 6.875% Senior Notes in May 2018.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 8. Incentive Plans
Stock-based compensation. For the three months ended March 31, 2018, the Company recorded $23 million of stock-based compensation expense for all plans, as compared to $30 million for the same period in 2017. As of March 31, 2018, there was $163 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $35 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2018 and December 31, 2017, accounts payable – due to affiliates included $4 million and $20 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the three months ended March 31, 2018 for restricted stock awards and performance units issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units
Outstanding as of December 31, 2017	916,223	252,735	163,158
Awards granted	369,170	108,129	62,541
Awards forfeited	(11,986)	(2,652)	(1,285)
Awards vested	(395,682)	(121,776)	—
Outstanding as of March 31, 2018	877,725	236,436	224,414

As of March 31, 2018 and December 31, 2017, the Company also had 138,493 stock options outstanding and exercisable. There were no stock options exercised during the three months ended March 31, 2018.
NOTE 9. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning asset retirement obligations	$271	$297
New wells placed on production	1	1
Changes in estimates	2	—
Obligations reclassified to liabilities held for sale	(6)	—
Liabilities settled	(9)	(6)
Accretion of discount	4	5
Ending asset retirement obligations	$263	$297
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the current portion of the Company's asset retirement obligations was $40 million and $41 million, respectively.
NOTE 10. Commitments and Contingencies
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
March 31, 2018
(Unaudited)

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
Lease agreements. In June 2017, the Company entered into a 20-year operating lease for the Company's new corporate headquarters that is currently being constructed in Irving, Texas. Annual base rent is expected to be $33 million and lease payments are expected to commence once the building is complete, which is anticipated to occur during the second half of 2019. The Company has a variable equity interest in the entity that is constructing the building. The Company is not the primary beneficiary of the variable interest entity and only has a profit sharing interest after certain economic returns are achieved. The Company has no exposure to the variable interest entity's losses or future liabilities, if any. The Company is the deemed owner of the building (for accounting purposes) during the construction period and is following the build-to-suit accounting guidance. Accordingly, as of March 31, 2018, the Company has capitalized $79 million of construction costs, including capitalized interest, within other property and equipment and has recognized a corresponding build-to-suit lease liability. The recording of these assets and liabilities are considered noncash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.
Firm purchase, gathering, processing, transportation, and fractionation commitments. The Company from time to time enters into, and as of March 31, 2018 was a party to, take-or-pay agreements, which include contractual commitments to purchase sand and water for use in the Company's drilling operations and contractual commitments with midstream service companies and pipeline carriers for future gathering, processing, transportation, storage and fractionation. These commitments are normal and customary for the Company's business activities.
NOTE 11. Revenue Recognition
Impact of ASC 606 adoption. On January 1, 2018, the Company adopted ASC 606 by applying the modified retrospective method to all revenue contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC 605. The Company completed a detailed review of its revenue contracts, which represent all of the Company's revenue streams including oil, NGL and gas sales and sales of purchased oil and gas, to determine the effect of the new standard for the three months ended March 31, 2018. The Company did not record a change to its opening retained earnings as of January 1, 2018 as there was no material change to the timing or pattern of revenue recognition due to the adoption of ASC 606.
The adoption of ASC 606 as of January 1, 2018 had the following impact on the Company's results of operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As Reported	ASC 605 (Without Adoption of ASC 606)	Effect of Change Higher (Lower)
	(in millions)
Revenues and other income:
Oil and gas	$1,266	$1,223	$43
Costs and expenses:
Oil and gas production	$213	$170	$43
Changes in oil and gas revenues and oil and gas production costs (specifically gathering, processing and transportation costs) are due to the conclusion under the control model in ASC 606 that the third-party processor or transporter is only providing gas processing or transportation services and that the Company remains the principal owner of the commodity until sold to the ultimate purchaser. This is a change from ASC 605 where the Company historically recorded gas processing fees as a reduction of revenue recognized by the Company, as these fees were considered necessary to separate the wet gas stream into its sellable components (i.e. dry gas and individual NGL components). Under ASC 605, third-party processing and transportation companies were determined to have control of the commodities being processed and transported. As a result of adopting ASC 606, the Company has modified its presentation of revenues and expenses for these arrangements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party purchasers through the marketing process. Gathering,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

processing and transportation expenses related to these agreements, incurred prior to the transfer of control to the purchaser, are now presented as oil and gas production costs.
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. As such, the prices of oil, NGLs and gas generally fluctuate based on the relevant market index rates. The following table provides information about disaggregated revenue from contracts with purchasers by product type:

Three Months Ended March 31, 2018
(in millions)
Oil sales	$1,013
NGL sales	165
Gas sales	88
Total oil and gas sales	1,266
Sales of purchased oil and gas	1,070
Total revenue derived from contracts with purchasers	$2,336
Oil sales. Sales under the Company's oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes revenue when control transfers to the purchaser at the wellhead based on the net price received.
NGL and gas sales. Sales under the Company's gas processing contracts are recognized when the Company delivers gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity's system. The midstream processing entity gathers and processes the gas and remits proceeds to the Company for the resulting sales of NGLs and gas. In many cases, the Company elects to take its NGLs and residue gas in-kind at the tailgate of the midstream entity's processing plant and subsequently market the products itself. When the Company elects to take-in-kind, it delivers NGLs and gas to a third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser.
The Company evaluated whether it was the principal or the agent in the natural gas processing transactions and concluded that it is the principal when it has the ability to take-in-kind, which is the case in the majority of the Company's gas processing and transportation contracts. Therefore, beginning January 1, 2018, the Company began recognizing revenue on a gross basis, with the gathering, processing and transportation costs associated with its take-in-kind arrangements being recognized as oil and gas production costs in the Company's accompanying consolidated statement of operations.
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations.
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs and gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The implementation of ASC 606 has not changed existing controls around revenue estimates and the accrual

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

process. Historically, differences between the Company's revenue estimates and actual revenue received have not been significant. As of March 31, 2018, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $793 million.
NOTE 12. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Interest income	$7	$6
Deferred compensation plan income	4	2
Seismic data sales	3	—
Severance and sales tax refunds	2	3
Other income	2	2
Total interest and other income	$18	$13
 NOTE 13. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Transportation commitment charges (a)	$34	$40
Loss from vertical integration services (b)	6	5
Other	17	15
Total other expense	$57	$60
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2018, these vertical integration net margins included $34 million of revenues and $40 million of costs and expenses. For the same period in 2017, these vertical integration net margins included $19 million of revenues and $24 million of costs and expenses.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 14. Income Taxes
The Company's income tax benefit (provision) consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Deferred tax benefit (provision)	$(50)	$31
For the three months ended March 31, 2018, the Company's effective tax rate, excluding income attributable to noncontrolling interests, was 22 percent, as compared to an effective rate of 42 percent for the same period in 2017. The U.S. statutory rate for the three months ended March 31, 2018 was 21 percent, reflecting the reduction in the federal corporate income tax rate from 35 percent to 21 percent beginning in 2018 as a result of the Tax Cuts and Jobs Act that was enacted in December 2017. The Company's effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate in effect during 2017 of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of March 31, 2018 and December 31, 2017, the Company had cumulative unrecognized tax benefits of $127 million and $124 million, respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to substantially resolve the uncertainties associated with the unrecognized tax benefit by December 2018.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of March 31, 2018, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 15. Net Income (Loss) Per Share
The following table reconciles the Company's net income (loss) attributable to common stockholders to basic and diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss) attributable to common stockholders	$178	$(42)
Participating share-based earnings	(1)	—
Basic and diluted net income (loss) attributable to common stockholders	$177	$(42)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Basic weighted average shares outstanding	170	170
Dilution attributable to stock-based compensation awards	1	—
Diluted weighted average shares outstanding	171	170
Stock repurchase program. In February 2018, the Company's board of directors (the "Board") approved a $100 million common stock repurchase program to offset the impact of dilution associated with annual employee stock awards, of which $83 million remained available for use to purchase shares as of March 31, 2018. During the three months ended March 31, 2018, the Company purchased $17 million of common stock pursuant to the program.
NOTE 16. Subsequent Events
Divestitures. In April 2018, the sale of the West Eagle Ford Shale assets was completed, and during April 2018 the Company received the remaining cash proceeds of $81 million. Associated with the sale of the West Eagle Ford Shale assets, the Company expects to recognize a gain on unproved properties sold of $75 million to $85 million (after normal closing adjustments) during the second quarter of 2018. See Note 3 for additional information about the Company's sale of its West Eagle Ford Shale assets.
Senior notes. The Company's outstanding 6.875% Senior Notes matured on May 1, 2018. The Company funded the payment of the $450 million principal balance with cash on hand. See Note 7 for additional information regarding the Company's 6.875% Senior Notes.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2018 included the following highlights:

•
Net income attributable to common stockholders for the three months ended March 31, 2018 was $178 million ($1.04 per diluted share), as compared to net loss of $42 million ($0.25 per diluted share) for the same period in 2017. The primary components of the increase in earnings attributable to common stockholders include:

•
a $457 million increase in oil and gas revenues as a result of a 25 percent increase in sales volumes and a 25 percent increase in average realized commodity prices per BOE (inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards);

•	a $285 million decrease in impairment charges as a result of the impairment recorded in 2017 to reduce the carrying value of the Company's Raton field;

•	a $35 million increase in net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales; and

•	a $10 million decrease in interest expense, primarily due to the repayment of the Company's 6.65% senior notes (the "6.65% Senior Notes"), which matured in March 2017; partially offset by

•	a $359 million increase in net derivative losses, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•
a $101 million increase in total oil and gas production costs and production and ad valorem taxes, primarily due to the aforementioned increases in commodity prices and sales volumes (inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards);

•	a $81 million increase in the Company's income tax provision as a result of the improvement in earnings during the three months ended March 31, 2018, as compared to the same period in 2017; and

•	a $20 million increase in DD&A expense, primarily due to the aforementioned increase in sales volumes.

•
During the three months ended March 31, 2018, average daily sales volumes increased by 25 percent to 311,845 BOEPD, as compared to 248,881 BOEPD during the same period in 2017. The increase in average daily sales volumes for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil and NGL prices increased during the three months ended March 31, 2018 to $61.64 per Bbl and $27.74 per Bbl, respectively, as compared to $49.05 per Bbl and $19.33 per Bbl, respectively, for the same period in 2017. Average gas prices decreased during the three months ended March 31, 2018 to $2.59 per Mcf, as compared to $2.79 per Mcf for the same period in 2017. Pricing is inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards.

•
Net cash provided by operating activities increased to $554 million for the three months ended March 31, 2018, as compared to $364 million for the same period in 2017. The $190 million increase in net cash provided by operating activities for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to increases in the Company's oil and gas revenues as a result of increases in commodity prices and sales volumes, partially offset by increases in oil and gas production costs, production and ad valorem taxes, cash derivative payments and working capital.

•	As of March 31, 2018, the Company's net debt to book capitalization was seven percent, as compared to five percent at December 31, 2017.

Adoption of New Accounting Standard
On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09 (ASC 606) "Revenue from Contracts with Customers." ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a result of adopting ASC 606, the Company has modified its presentation of revenues and expenses for certain processing and transportation contracts that were previously netted in oil and gas revenues. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting under ASC 605.

PIONEER NATURAL RESOURCES COMPANY

Changes in oil and gas revenues and oil and gas production costs (specifically gathering, processing and transportation costs) are due to the conclusion under the control model in ASC 606 that the third-party processor or transporter is only providing gas processing or transportation services and the Company remains the principal owner of the commodity until sold to the ultimate purchaser. This is a change from ASC 605 where the Company historically recorded gas processing fees as a reduction of revenue recognized by the Company, as these fees were considered necessary to separate the wet gas stream into its sellable components (i.e. dry gas and individual NGL components). Under ASC 605, third-party processing and transportation companies were determined to have control of the commodities being processed and transported. As a result, the Company has modified its presentation of revenues and expenses for these arrangements. Sales to third-party purchasers are now presented on a gross basis and gathering, processing and transportation expenses related to these agreements, incurred prior to the transfer of control to the purchaser, are now presented as oil and gas production costs.
The adoption of ASC 606 as of January 1, 2018 had the following impact on the Company's results of operations for the three months ended March 31, 2018:

	As Reported			ASC 605 (Without Adoption of ASC 606)			Effect of Change
	(in millions)	Realized Price		(in millions)	Realized Price		(in millions)	Price impact
Oil and Gas Sales:
Oil sales	$1,013	$61.64	per Bbl	$1,013	$61.64	per Bbl	$—	$—	per Bbl
NGL sales	165	$27.74	per Bbl	130	$21.81	per Bbl	35	$5.93	per Bbl
Gas sales	88	$2.59	per Mcf	80	$2.37	per Mcf	8	$0.22	per Mcf
Oil and gas sales	$1,266	$45.11	per BOE	$1,223	$43.58	per BOE	$43	$1.53	per BOE

Production Costs	$213	$7.60	per BOE	$170	$6.07	per BOE	$43	$1.53	per BOE
See Notes 2 and 11 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's adoption of ASC 606.
 Second Quarter 2018 Outlook
Based on current estimates, the Company expects the following operating and financial results for the quarter ending June 30, 2018:
Production is forecasted to average 312,000 to 322,000 BOEPD. Permian Basin production is forecasted to average between 268 MBOEPD to 276 MBOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $10.00 to $12.00 per BOE, reflecting current NYMEX strip commodity prices and the adoption of ASC 606 (see Adoption of New Accounting Standards above and Notes 2 and 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the adoption of ASC 606). DD&A expense is expected to average $12.50 to $14.50 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $90 million to $95 million. Interest expense is expected to be $30 million to $35 million, and other expense is expected to be $60 million to $70 million, including $40 million to $45 million of charges associated with excess firm gathering and transportation commitments. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 21 percent to 25 percent. Current income taxes are expected to be less than $5 million.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2018:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	169,820	54,396	215,986	260,214
South Texas - Eagle Ford Shale (a)	9,011	8,178	48,849	25,331
Raton Basin	—	—	83,505	13,917
West Panhandle	1,368	3,091	11,324	6,346
South Texas - Other (a)	2,312	515	19,155	6,019
Other	8	1	50	18
Total	182,519	66,181	378,869	311,845
____________________

(a)
Includes 474 Bbls of oil, 165 Bbls of NGLs and 1,559 Mcf of gas (total of 898 BOEPD) associated with acreage in the western portion of the Eagle Ford Shale, the assets and liabilities of which the Company has classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2018. See Note 3 and Note 16 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its West Eagle Ford Shale assets.

The Company's liquids production increased to 80 percent of total production on a BOE basis for the three months ended March 31, 2018, as compared to 77 percent for the same period last year.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2018:

	Acquisition Costs	Exploration Costs	Development Costs	Asset Retirement Obligations	Total
	Unproved
	(in millions)
Permian Basin	$13	$605	$231	$1	$850
South Texas - Eagle Ford Shale	—	1	7	—	8
Raton Basin	—	—	1	—	1
West Panhandle	—	2	—	—	2
Total	$13	$608	$239	1	$861
The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2018:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	14	9	5	1	17

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	125	50	65	—	110
South Texas - Eagle Ford Shale	8	—	—	—	8
West Panhandle	3	—	—	2	1
Total	136	50	65	2	119
Permian Basin area. During 2018, the Company plans to operate 20 rigs in the Spraberry/Wolfcamp field and expects to place on production between 250 and 275 horizontal wells (200 to 225 horizontal wells in the northern portion of the play and approximately 50 horizontal wells in the southern portion of the play). Approximately 60 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 25 percent in the Wolfcamp A interval and the remaining 15 percent will be a combination of wells in the Spraberry Shale intervals (Jo Mill, Lower Spraberry and Middle Spraberry) and a limited appraisal program for the Clearfork and Wolfcamp D intervals. The Company's 2018 appraisal program includes appraising: (i) its first Clearfork

PIONEER NATURAL RESOURCES COMPANY

horizontal well (located in Midland County), (ii) seven wells in the Jo Mill and Middle Spraberry intervals in conjunction with nine Lower Spraberry Shale wells to determine an optimal development strategy for the Spraberry formation (testing different spacing, staggering, sequencing, and completion design) and (iii) three Wolfcamp D interval wells. Of the wells expected to be placed on production during 2018, the Company expects to test an additional 45 higher intensity completions during the first half of 2018. In addition, based on strong well results from the 20 higher intensity completion wells placed on production in 2017 and 16 wells placed on production during the first quarter of 2018, the Company anticipates that it will likely add more higher intensity completions to its program during the second half of 2018.
The Company's capital spending for 2018 is expected to be weighted towards the first half of 2018 based on the 45 planned higher intensity completions, 3-D seismic surveys, pad construction, three deeper Wolfcamp D wells and a higher number of wells with longer laterals being placed on production during the first half of the year. First quarter spending was also impacted by carryover costs from 2017. In addition, with the steady increase in oil prices during the first part of the year, combined with high industry activity levels in the Permian Basin, the Company is seeing early signs of inflation, especially in labor, fuel, mud, chemicals, wireline and steel costs. Furthermore, the industry activity levels in the Permian Basin are also leading to a tight labor market for the Company's service providers, resulting in less experienced personnel performing services for the Company.
Based on the strong results to date from the higher intensity completions, it is likely that the Company will add more higher intensity completions during the second half of the year. The Company also is likely to add rigs later in the year to accomplish its 2019 growth plan. As a result of these two factors and the likelihood of additional inflation if oil prices and industry activity levels remain high, it is expected that the Company's 2018 capital budget of $2.9 billion will increase. The Company is still evaluating its plans and does not expect to be able to quantify the amount of this increase until mid-year. However, any budget increase is expected to be funded from the Company's forecasted cash flow for 2018, which is based on current NYMEX forward commodity prices.
During the first three months of 2018, the Company successfully completed 53 horizontal wells in the northern portion of the play and 17 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 60 percent of wells placed on production were Wolfcamp B interval wells, approximately 30 percent were Wolfcamp A interval wells and the remaining 10 percent were were primarily Lower Spraberry Shale wells. In the southern portion of the play, approximately 55 percent of the wells placed on production were Wolfcamp B interval wells and approximately 45 percent were Wolfcamp A interval wells.
The Company continues to utilize its integrated services to control well costs and operating costs and to support the execution of its drilling and production activities in the Spraberry/Wolfcamp field. During the three months ended March 31, 2018, the Company utilized six of its eight Company-owned fracture stimulation fleets to support its drilling operations in the Spraberry/Wolfcamp field. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. During 2018, the Company expects to spend $78 million for upgrades and maintenance to its pressure pumping and well service equipment.
The Company's sand mine in Brady, Texas, which is strategically located within close proximity (approximately 190 miles) of the Spraberry/Wolfcamp field, provides a secure sand source for the Company's horizontal drilling program. In addition, Pioneer has signed a contract for its initial offtake of sand sourced in West Texas where significant new sand supplies are expected to be available in 2018. The Company is evaluating additional contracts for lower cost sand sourced in West Texas.
The Company continues to pursue initiatives to improve drilling and completion efficiencies and reduce costs. The Company's long-term growth plan also continues to focus on optimizing the development of the field and addressing the future requirements for water sourcing and disposal, field infrastructure, gas processing, pipeline takeaway capacity for its products, oilfield services, tubulars, electricity, buildings and roads.
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

PIONEER NATURAL RESOURCES COMPANY

The Company has entered into firm pipeline commitments to deliver approximately 160 thousand barrels per day (MBOPD), or approximately 95 percent of its current Permian Basin net oil production, to Gulf Coast refineries and export markets. The Company delivered 160 MBOPD to the Gulf Coast during the first quarter, of which 87 MBOPD were exported. These firm pipeline contracts insulate Pioneer from the recent widening of the Midland-Cushing oil price basis differential by providing exposure to Brent-related pricing. As a result of this pricing benefit, Gulf Coast refinery and export sales added $16 million of incremental cash flow in the first quarter of 2018. Pioneer’s oil volumes under firm transportation contracts increase through 2021 commensurate with the Company’s forecasted Permian Basin oil production growth. The Company is targeting to transport greater than 90 percent of the Company’s long-term Permian Basin net oil production under firm pipeline transportation agreements to the Gulf Coast for refinery sales and exports. The Company expects exports in the second quarter of 2018 to be similar to the first quarter. During the second half of 2018, export volumes are expected to grow as Pioneer’s export capacity is increased from approximately 110 MBOPD to 150 MBOPD.
The Company also remains well positioned to move its Permian Basin gas production. Approximately 75 percent of Pioneer’s Midland Basin gas production is transported under firm pipeline transportation agreements to the southern California market where it is sold. The remainder is primarily sold under term contracts in the Waha market. Additional firm pipeline transportation has been secured on a third-party pipeline to the Gulf Coast, which is anticipated to be placed into service late in the third quarter of 2019. Firm transportation on the pipeline will provide access to LNG exports, refineries, petrochemical facilities and Mexican markets.
Asset Divestitures.

•
South Texas area. In February 2018, the Company announced its intention to divest its properties in South Texas. In March 2018, the Company entered into a purchase and sale agreement with an unaffiliated third party to sell approximately 10,200 net acres in the western portion of the Eagle Ford Shale ("West Eagle Ford Shale"), with first quarter 2018 production of 898 BOEPD, for cash proceeds of approximately $103 million. The Company has classified the West Eagle Ford Shale assets and liabilities as held for sale in the accompanying consolidated balance sheet as of March 31, 2018. The sale closed in April 2018. See Notes 3 and 16 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its West Eagle Ford Shale assets.

After the sale, the Company's position in the Eagle Ford Shale is approximately 59,000 net acres, all of which is held by production. The Company has opened a data room for its remaining Eagle Ford Shale assets and expects bids in mid-May 2018. A data room for the Company's remaining South Texas assets is expected to open during the second quarter of 2018. No assurance can be given that the sales will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.

•
Raton and West Panhandle areas. The Raton sales process is underway and the Company expects to open a data room for its West Panhandle area assets during the second quarter of 2018. No assurance can be given that these sales will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.

Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $1.3 billion for the three months ended March 31, 2018, as compared to $809 million for the same period in 2017.
The increase in oil and gas revenues during the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to increases of 26 percent and 44 percent in oil and NGL prices, respectively, and increases of 25 percent, 41 percent and 12 percent in daily oil, NGL and gas sales volumes, respectively, partially offset by a 7 percent decrease in gas prices during the three months ended March 31, 2018, as compared to the same period in 2017. Realized prices are inclusive of the effect of the adoption of ASC 606 as described above in Adoption of New Accounting Standards.
The following table provides average daily sales volumes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Oil (Bbls)	182,519	145,619
NGLs (Bbls)	66,181	46,828
Gas (Mcf)	378,869	338,602
Total (BOEs)	311,845	248,881

PIONEER NATURAL RESOURCES COMPANY

Average daily BOE sales volumes increased by 25 percent for the three months ended March 31, 2018, respectively, as compared to the same period in 2017, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Oil (per Bbl)	$61.64	$49.05
NGL (per Bbl)	$27.74	$19.33
Gas (per Mcf)	$2.59	$2.79
Total (per BOE)	$45.11	$36.14
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. The net effect of third party purchases and sales of oil and gas for the three months ended March 31, 2018 was income of $16 million, as compared to a loss of $19 million for the same period in 2017. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. The Company's interest and other income for the three months ended March 31, 2018 was $18 million, as compared to $13 million for the same period in 2017. The increase in interest and other income during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to increases of (i) $3 million in seismic data sales and (ii) $2 million in deferred compensation plan income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's interest and other income.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2018, the Company recorded $208 million of net derivative losses on commodity price and marketing derivatives, of which $72 million represented net cash payments. During the three months ended March 31, 2017, the Company recorded $151 million of net derivative gains on commodity and diesel price derivatives, of which $10 million represented net cash receipts.
The following tables detail the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Net cash receipts (payments)	Price impact
	(in millions)
Oil derivative payments	$(74)	$(4.49)	per Bbl
NGL derivative receipts	—	$0.08	per Bbl
Gas derivative receipts	2	$0.05	per Mcf
Total net commodity derivative payments	$(72)

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended March 31, 2017
	Net cash receipts (payments)	Price impact
	(in millions)
Oil derivative receipts	$11	$0.84	per Bbl
NGL derivative receipts	—	$0.04	per Bbl
Gas derivative payments	(1)	$(0.03)	per Mcf
Total net commodity derivative receipts	$10
The Company's open derivative contracts are subject to continuing market risk. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded a net gain on the disposition of assets of $4 million for the three months ended March 31, 2018, as compared to $11 million for the same period in 2017. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's plan to sell its South Texas, Raton and West Panhandle assets and the Company's gain on disposition of assets for the three months ended March 31, 2017.
Oil and gas production costs. The Company recognized oil and gas production costs of $213 million during the three months ended March 31, 2018, as compared to $141 million during the same period in 2017. Gathering, processing and transportation charges are inclusive of the effect of the adoption of ASC 606 as described above in Adoption of New Accounting Standards. Lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control.
The following table provides the components of the Company's total production costs per BOE for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Lease operating expenses	$4.41	$4.99
Gathering, processing and transportation charges	2.47	1.01
Net natural gas plant (income) charges	(0.10)	(0.28)
Workover costs	0.82	0.59
Total production costs	$7.60	$6.31
Total oil and gas production costs per BOE for the three months ended March 31, 2018 increased by 20 percent, as compared to the same period in 2017. The decrease in lease operating expenses per BOE during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs. Gathering, processing and transportation charges include transportation costs paid to third-party carriers and costs associated with gas processing. The adoption of ASC 606 had the effect of increasing gathering, processing and transportation charges by $1.53 per BOE during the three months ended March 31, 2018 over what would have been reported if these charges were accounted for under ASC 605. The decrease in net natural gas plant income per BOE is primarily reflective of reduced net revenues earned from gathering and processing of third party gas in Company-owned facilities. The increase in workover costs per BOE during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in Permian vertical well workover activity due to the improvement in commodity prices.
Production and ad valorem taxes. The Company's production and ad valorem taxes were $76 million during the three months ended March 31, 2018, as compared to $47 million for the same period in 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The increase in production and ad valorem taxes per BOE for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due the increase in commodity prices during 2018 and, for ad valorem tax purposes, the higher valuation attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program during 2017 and 2018.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Production taxes	$2.01	$1.59
Ad valorem taxes	0.69	0.52
Total production and ad valorem taxes	$2.70	$2.11
Depletion, depreciation and amortization expense. The Company's DD&A expense was $357 million ($12.72 per BOE) for the three months ended March 31, 2018, as compared to $337 million ($15.04 per BOE) during the same period in 2017. Depletion expense on oil and gas properties was $12.32 per BOE during the three months ended March 31, 2018, as compared to $14.51 per BOE during the same period in 2017.
Depletion expense on oil and gas properties per BOE for the three months ended March 31, 2018 decreased 15 percent as compared to the same period in 2017, primarily due to (i) additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) commodity price increases and cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells.
Impairment of oil and gas properties and other long-lived assets. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. In order to perform these assessments, management uses various observable and unobservable inputs, including management's outlooks for (i) proved reserves and risk-adjusted probably and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production. Management's long-term commodity price outlooks are developed based on third-party, longer-term commodity future price outlooks as of a measurement date ("Management's Price Outlooks").
As a result of the Company's impairment assessments, the Company recognized pretax, noncash impairment charges of $285 million to reduce the carrying values of the Raton field to its estimated fair value during the three months ended March 31, 2017.
It is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying values of its properties. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) changes in Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these properties.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Geological and geophysical	$28	$23
Exploratory well costs	4	10
Leasehold abandonments and other	3	—
	$35	$33
The geological and geophysical expenses for the three months ended March 31, 2018 and 2017 were primarily related to acquiring seismic surveys over a portion of the northern Spraberry/Wolfcamp area and geological and geophysical personnel costs.
During the three months ended March 31, 2018, the Company drilled and evaluated 67 exploration/extension wells, 65 of which were successfully completed as discoveries. During the same period in 2017, the Company drilled and evaluated 41 exploration/extension wells, 39 of which were successfully completed as discoveries.

PIONEER NATURAL RESOURCES COMPANY

General and administrative expense. General and administrative expense for the three months ended March 31, 2018 was $90 million ($3.22 per BOE), as compared to $84 million ($3.74 per BOE) for the same period in 2017. The increase in general and administrative costs during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in contract labor associated with upgrading the Company's information technology systems. The decrease in general and administrative expense per BOE during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to a 25 percent increase in sales volumes during the three months ended March 31, 2018, as compared to the same period in 2017.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $4 million for the three months ended March 31, 2018, as compared to $5 million for the same period in 2017. See Note 9 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $36 million for the three months ended March 31, 2018, as compared to $46 million for the same period in 2017. The decrease in interest expense during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the repayment of the Company's 6.65% Senior Notes, which matured in March 2017. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2018 was 5.6 percent, as compared to 5.8 percent for the same period in 2017. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information about the Company's long-term debt and interest expense.
Other expense. Other expense was $57 million for the three months ended March 31, 2018, as compared to $60 million for the same period in 2017. See Note 13 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's other expenses.
Income tax benefit (provision). The Company recognized an income tax provision of $50 million for the three months ended March 31, 2018, as compared to an income tax benefit of $31 million for the same period in 2017. The Company's effective tax rate for the three months ended March 31, 2018 was 22 percent, as compared to 42 percent for the same period in 2017. The U.S. statutory rate for the three months ended March 31, 2018 was 21 percent, reflecting the reduction in the federal corporate income tax rate from 35 percent to 21 percent beginning in 2018 as a result of the Tax Cuts and Jobs Act that was enacted in December 2017. The Company's effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate in effect during 2017 of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
As of March 31, 2018 and December 31, 2017, the Company had cumulative unrecognized tax benefits of $127 million and $124 million respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to substantially resolve the uncertainties associated with the unrecognized tax benefit by December 2018.
See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income tax rates and tax attributes.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of short-term and long-term investments, (iv) proceeds from divestitures and (iv) unused borrowing capacity under its credit facility. Although the Company expects that these sources of funding will be adequate to fund its 2018 capital expenditures, dividend payments and provide adequate liquidity to fund other needs, including previously announced stock repurchases, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, vertical integration assets and facilities, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity.
As of March 31, 2018, the Company had cash on hand of $1.0 billion, short-term investments of $722 million and long-term investments of $93 million. The Company had no outstanding borrowings under its credit facility as of March 31, 2018, leaving $1.5 billion of unused borrowing capacity, and was in compliance with all of its debt covenants.

PIONEER NATURAL RESOURCES COMPANY

Capital resources. Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows as of March 31, 2018 and 2017, are summarized below.
Operating activities. Net cash provided by operating activities was $554 million during the three months ended March 31, 2018, as compared to $364 million during the same period in 2017. The increase in net cash provided by operating activities for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to increases in the Company's oil and gas revenues for the three months ended March 31, 2018 as a result of increases in commodity prices and sales volumes, partially offset by increases in oil and gas production costs, production and ad valorem taxes, cash derivative payments and working capital.
Investing activities. Net cash used in investing activities was $404 million during the three months ended March 31, 2018, as compared $298 million during same period in 2017. The increase in net cash used in investing activities during the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to (i) an increase of $385 million in additions to oil and gas properties and (ii) a decrease of $74 million in proceeds from dispositions of assets, partially offset by (iii) an increase of $318 million in net proceeds from investments and (iv) a decrease of $35 million in additions to other assets and other property and equipment. During the three months ended March 31, 2018, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities.
Financing activities. Net cash used in financing activities was $45 million during the three months ended March 31, 2018, as compared to $521 million during the same period in 2017. The decrease in net cash used in financing activities during the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to the repayment of $485 million associated with the Company's 6.65% Senior Notes that matured in March 2017. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's repayment of the 6.65% Senior Notes.
As the Company pursues its strategy, it may utilize various financing sources, including fixed and floating rate debt, convertible securities and preferred or common stock. The Company cannot predict the timing or ultimate outcome of any such actions, as they are subject to market conditions, among other factors. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock, with respect to such matters as dividends and liquidation rights, and may also have other rights and preferences as determined by the Company's Board.
Capital commitments. During 2018, the Company plans to focus its capital spending primarily on oil drilling activities in the Spraberry/Wolfcamp area of the Permian Basin. The Company's current 2018 capital budget is $2.9 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and information technology system upgrades), consisting of $2.6 billion for drilling and completion related activities, including additional tank batteries, saltwater disposal facilities and gas processing facilities, and $260 million for water infrastructure, vertical integration, field facilities and vehicles. The Company's capital expenditures during the three months ended March 31, 2018 were $879 million, consisting of $830 million for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $49 million for water infrastructure, vertical integration, system upgrades and other plant and equipment additions.
The Company expects to increase its 2018 capital program to reflect (i) additional higher intensity completions during the second half of 2018, (ii) potential drilling rig additions later in 2018 to support its 2019 growth plan and (iii) inflationary pressures associated with the current commodity price environment. It is too early to determine the amount of the increase to the Company's capital budget, but the Company believes that any increases will be funded from forecasted cash flow. See Operations and Drilling Highlights above for additional information regarding the Company's planned capital expenditures for 2018.
Based on results for the three months ended March 31, 2018 and the Company's current Management's Price Outlook, the Company expects that it will be able to fund its needs for cash (excluding acquisitions, if any), including the repayment of the May 2018 debt maturity and 2018 stock repurchases, with net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures and, if necessary, availability under the Credit Facility; however, no assurances can be given that such funding will be adequate to meet the Company's future needs.
Dividends/distributions. During February of 2018 and 2017, the Board declared semiannual dividends of $0.16 and $0.04 per common share, respectively. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (primarily related to commitments to pay day rates for contracted drilling rigs), capital funding obligations, derivative obligations, minimum annual gathering, processing and transportation commitments, other liabilities (including postretirement

PIONEER NATURAL RESOURCES COMPANY

benefit obligations) and firm transportation and fractionation commitments. Other joint interest owners in properties operated by the Company will incur portions of the costs represented by these commitments.
Firm purchase, gathering, transportation and fractionation commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase sand and water for use in the Company's drilling operations and (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls.
Off-balance sheet arrangements. From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2018, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase and transportation arrangements, in order to support the Company's business plans. There were no material changes to the Company's contractual obligations during the three months ended March 31, 2018.
See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's Commitments and Contingencies.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of March 31, 2018, these contracts represented net liabilities of $380 million. The ultimate settlement value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2018.
See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 and Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company had no interest rate derivative activity during the three months ended March 31, 2018. The following table reconciles the changes that occurred in the fair values of the Company's open commodity derivative contracts during the three months ended March 31, 2018:

Derivative Contract Net Assets (Liabilities)
(in millions)
Fair value of contracts outstanding as of December 31, 2017	$(244)
Changes in contract fair value	(208)
Contract maturity receipts	72
Fair value of contracts outstanding as of March 31, 2018	$(380)
Interest rate sensitivity. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's outstanding debt and debt transactions.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2018 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2018. Although the Company had no outstanding variable rate debt as of March 31, 2018, the average variable contractual rates for its credit facility (that matures in August 2020) projected forward proportionate to the forward yield curve for LIBOR on May 1, 2018 is presented in the table below.

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$450	$—	$450	$500	$600	$750	$2,750	$2,874
Weighted average fixed interest rate	5.11%	5.00%	4.42%	4.72%	4.94%	5.70%
Average variable interest rate	3.76%	4.15%	4.30%
 ____________________

(a)	Represents maturities of principal amounts, excluding debt issuance costs and debt issuance discounts.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2018. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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
See Notes 4 and 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the accounting procedures followed by the Company for its derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

PIONEER NATURAL RESOURCES COMPANY

	2018			Year Ending December 31, 2019	Asset (Liability) Fair Value at March 31, 2018 (a)
	Second Quarter	Third Quarter	Fourth Quarter
					(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	3,000	3,000	3,000	—	$(5)
Weighted average ceiling price per Bbl	$58.05	$58.05	$58.05	$—
Weighted average floor price per Bbl	$45.00	$45.00	$45.00	$—
Collar contracts with short puts	149,000	154,000	159,000	65,000	$(358)
Weighted average ceiling price per Bbl	$57.79	$57.70	$57.62	$60.74
Weighted average floor price per Bbl	$47.42	$47.34	$47.26	$52.69
Weighted average short put price per Bbl	$37.38	$37.31	$37.23	$42.69
Average forward NYMEX oil prices (b)	$67.25	$66.77	$65.27	$61.33
NGL Derivatives:
Ethane basis swap contracts (MMBtu) (c)	6,920	6,920	6,920	6,920	$1
Weighted average price differential per MMBtu	$1.60	$1.60	$1.60	$1.60
Average forward NYMEX gas prices (b)	$2.80	$2.83	$2.90	$2.74
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	100,000	100,000	100,000	—	$5
Weighted average fixed price per MMBtu	$3.00	$3.00	$3.00	$—
Collar contracts with short puts	50,000	50,000	50,000	—	$1
Weighted average ceiling price per MMBtu	$3.40	$3.40	$3.40	$—
Weighted average floor price per MMBtu	$2.75	$2.75	$2.75	$—
Weighted average short put price per MMBtu	$2.25	$2.25	$2.25	$—
Average forward NYMEX gas prices (b)	$2.80	$2.83	$2.90	$—
Basis swap contracts (d):
Southern California index swap contracts (e)	40,000	80,000	66,522	84,932	$(24)
Weighted average fixed price per MMBtu	$0.30	$0.30	$0.50	$0.33
Average forward basis differential prices (f)	$0.75	$1.06	$1.21	$1.00

___________________

(a)
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20 and ASC 815-10, the Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.

(b)	The average forward NYMEX oil and gas prices are based on May 1, 2018 market quotes.

(c)
The ethane basis swap contracts reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The ethane basis swap contracts fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane.

(d)
Subsequent to March 31, 2018, the Company entered into additional basis swap contracts that fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the NYMEX HH index price used in swap contracts and collar contracts with short puts for (i) 20,000 MMBtu per day of July 2018 through September 2019 production with a price differential of $1.54 per MMBtu and (ii) 30,000 MMBtu per day of January 2019 through September 2019 production with a price differential of $1.47 per MMBtu.

(e)	The referenced swap contracts fix the basis differential between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(f)	The average forward basis differential prices are based on May 1, 2018 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

PIONEER NATURAL RESOURCES COMPANY

Marketing derivatives. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swap contracts that mitigate price risk. The following table provides information about the Company's marketing derivative financial instruments that were sensitive to changes in oil prices as of March 31, 2018:

	2018		Asset (Liability) Fair Value at March 31, 2018 (a)
	Second Quarter	Third Quarter
			(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Basis swap contracts
Louisiana Light Sweet index swap volume (b) (c)	10,000	6,739	$—
Price differential ($/Bbl)	$3.18	$3.18
Average forward basis differential prices (d)	$3.60	$3.50
Magellan East Houston index swap volume (b)	8,659	2,022	$—
Price differential ($/Bbl)	$3.29	$3.30
Average forward basis differential prices (d)	$6.75	$11.08
____________________

(a)
In accordance with FASB ASC 210-20 and ASC 815-10, the Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.

(b)
The referenced basis swap contracts fix the basis differentials between NYMEX WTI and Louisiana Light Sweet ("LLS") or Magellan East Houston ("MEH") oil prices for Permian Basin oil forecasted for sale in the Gulf Coast region.

(c)
Subsequent to March 31, 2018, the Company liquidated its Louisiana Light Sweet basis swap contracts for 10,000 Bbl per day of June 2018 through August 2018 transportation commitments for a nominal gain.

(d)	The average forward basis differential prices are based on May 1, 2018 market quotes for basis differentials between NYMEX WTI and LLS or MEH oil prices.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PIONEER NATURAL RESOURCES COMPANY

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. See Note 10 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" for additional information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under Plans or Programs (b)
January 2018	51,401	$172.85	—	$—
February 2018	108,812	$177.79	—	$100,000,000
March 2018	101,520	$167.52	101,512	$82,995,111
Total	261,733		101,512
 ____________________

(a)
Includes 51,401 shares, 108,812 shares and 8 shares purchased from employees during January, February and March 2018, respectively, in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

(b)
In February 2008, the Company's board of directors approved a common stock repurchase program to offset the impact of dilution associated with annual employee stock awards. The stock repurchase program allows for up to $100 million of common stock to be repurchased during 2018.

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

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description

3.1	(a) —	Amended and Restated Certificate of Incorporation of the Company, dated June 26, 1997, and Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective May 18, 2012

10.1
Change in Control Agreement dated February 27, 2018, between the Company and Timothy L. Dove, together with a schedule identifying other substantially identical agreements between the Company and each of the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 5, 2018).

10.2	(a) —
Form of Performance Unit Award Agreement between the Company and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2018, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.3	(a) —
Form of Restricted Stock Unit Agreement between the Company and Timothy L. Dove, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2018, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement.

10.4	(a) —
Form of Restricted Stock Award Agreement between the Company and executive officers of the Company with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2018.

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

PIONEER NATURAL RESOURCES COMPANY

Date: May 4, 2018	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: May 4, 2018	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer