Form 10-Q
period 2018-09-30
PIONEER NATURAL RESOURCES CO
filed 2018-11-09
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of November 5, 2018                               170,462,089

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement planned stock repurchases, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

•	"BOEPD" means BOE per day.

•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	"Conway" means the daily average natural gas liquids components as priced in Oil Price Information Service ("OPIS") in the table "U.S. and Canada LP – Gas Weekly Averages" at Conway, Kansas.

•	"DD&A" means depletion, depreciation and amortization.

•	"GAAP" means accounting principles that are generally accepted in the United States of America.

•	"HH" means Henry Hub, a gas distribution hub in Louisiana that serves as the delivery location for gas futures contracts on the NYMEX.

•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.

•	"LLS" means Louisiana Light Sweet oil, a light, sweet blend of oil produced from the Gulf of Mexico.

•	"Mcf" means one thousand cubic feet and is a measure of gas volume.

•	"MMBtu" means one million Btus.

•	"Mont Belvieu" means the daily average natural gas liquids components as priced in OPIS in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.

•	"NGL" means natural gas liquid.

•	"NYMEX" means the New York Mercantile Exchange.

•	"Pioneer" or the "Company" means Pioneer Natural Resources Company and its subsidiaries.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$919	$896
Short-term investments	557	1,213
Accounts receivable:
Trade, net	876	644
Due from affiliates	—	1
Income taxes receivable	7	7
Inventories	269	212
Derivatives	1	11
Other	31	23
Total current assets	2,660	3,007
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	20,173	20,404
Unproved properties	586	558
Accumulated depletion, depreciation and amortization	(7,828)	(9,196)
Total property, plant and equipment	12,931	11,766
Long-term investments	193	66
Goodwill	267	270
Other property and equipment, net	1,864	1,762
Other assets, net	109	132
	$18,024	$17,003

The financial information included as of September 30, 2018 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,447	$1,174
Due to affiliates	108	108
Interest payable	25	59
Income taxes payable	2	—
Current portion of long-term debt	—	449
Derivatives	482	232
Other	161	106
Total current liabilities	2,225	2,128
Long-term debt	2,286	2,283
Derivatives	70	23
Deferred income taxes	1,064	899
Other liabilities	485	391
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 174,307,471 and 173,796,743 shares issued as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	9,041	8,974
Treasury stock at cost: 3,845,568 and 3,608,132 shares as of September 30, 2018 and December 31, 2017, respectively	(296)	(249)
Retained earnings	3,147	2,547
Total equity attributable to common stockholders	11,894	11,274
Noncontrolling interests in consolidated subsidiaries	—	5
Total equity	11,894	11,279
Commitments and contingencies
	$18,024	$17,003

The financial information included as of September 30, 2018 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income:
Oil and gas	$1,317	$855	$3,869	$2,433
Sales of purchased oil and gas	1,141	428	3,306	1,094
Interest and other	10	17	40	44
Derivative gains (losses), net	(135)	(133)	(701)	153
Gain on disposition of assets, net	143	—	226	205
	2,476	1,167	6,740	3,929
Costs and expenses:
Oil and gas production	198	152	654	440
Production and ad valorem taxes	83	53	229	152
Depletion, depreciation and amortization	394	355	1,130	1,033
Purchased oil and gas	941	442	3,021	1,141
Impairment of oil and gas properties	—	—	77	285
Exploration and abandonments	20	18	83	78
General and administrative	96	81	282	245
Accretion of discount on asset retirement obligations	3	5	11	14
Interest	30	37	97	118
Other	182	58	316	176
	1,947	1,201	5,900	3,682
Income (loss) before income taxes	529	(34)	840	247
Income tax benefit (provision)	(118)	11	(188)	(79)
Net income (loss)	411	(23)	652	168
Net loss attributable to noncontrolling interests	—	—	3	—
Net income (loss) attributable to common stockholders	$411	$(23)	$655	$168

Net income (loss) per share attributable to common shareholders:
Basic	$2.40	$(0.13)	$3.82	$0.98
Diluted	$2.39	$(0.13)	$3.82	$0.98

Basic and diluted weighted average shares outstanding	171	170	171	170

Dividends declared per share	$0.16	$0.04	$0.32	$0.08

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.32 per share)	—	—	—	—	(55)	—	(55)
Exercise of long-term incentive stock options and employee stock purchases	58	—	4	4	—	—	8
Purchases of treasury stock	(296)	—	—	(51)	—	—	(51)
Compensation costs:
Vested compensation awards	511	—	—	—	—	—	—
Compensation costs included in net income	—	—	63	—	—	—	63
Sale of noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	655	(3)	652
Balance as of September 30, 2018	170,462	$2	$9,041	$(296)	$3,147	$—	$11,894

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$652	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,130	1,033
Impairment of oil and gas properties	77	285
Impairment of inventory and other property and equipment	9	1
Exploration expenses, including dry holes	12	19
Deferred income taxes	186	79
Gain on disposition of assets, net	(226)	(205)
Accretion of discount on asset retirement obligations	11	14
Interest expense	4	4
Derivative related activity	307	(91)
Amortization of stock-based compensation	63	61
Other	176	58
Change in operating assets and liabilities:
Accounts receivable	(233)	(131)
Income taxes receivable	—	2
Inventories	(70)	(9)
Investments	4	(2)
Other current assets	(1)	(4)
Accounts payable	305	82
Interest payable	(34)	(30)
Income taxes payable	2	—
Other current liabilities	(46)	(33)
Net cash provided by operating activities	2,328	1,301
Cash flows from investing activities:
Proceeds from disposition of assets	383	347
Proceeds from investments	1,140	1,196
Purchase of investments	(618)	(850)
Additions to oil and gas properties	(2,495)	(1,703)
Additions to other assets and other property and equipment, net	(187)	(252)
Net cash used in investing activities	(1,777)	(1,262)
Cash flows from financing activities:
Principal payments on long-term debt	(450)	(485)
Exercise of long-term incentive plan stock options and employee stock purchases	8	7
Purchases of treasury stock	(51)	(36)
Payments of other liabilities	(8)	—
Dividends paid	(27)	(7)
Net cash used in financing activities	(528)	(521)
Net increase (decrease) in cash and cash equivalents	23	(482)
Cash and cash equivalents, beginning of period	896	1,118
Cash and cash equivalents, end of period	$919	$636

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGLs") and gas within the United States, with operations primarily in the Permian Basin in West Texas.
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

•	In July 2018, the Company completed the sale of its assets in the Raton Basin to an unaffiliated third party for cash proceeds of $79 million, before normal closing adjustments.

•	In August 2018, the Company completed the sale of its assets in the West Panhandle field to an unaffiliated third party for cash proceeds of $201 million, before normal closing adjustments.

•
In October 2018, the Company entered into a purchase and sale agreement to sell approximately 2,900 net acres in the Sinor Nest (Lower Wilcox) field in South Texas to an unaffiliated third party for cash proceeds of $132 million, before normal closing adjustments.

See Note 3 for further information regarding the sale of the Company's West Eagle Ford Shale, Raton Basin and West Panhandle field assets and Note 16 for further information regarding the Company's sale of its Sinor Nest assets in South Texas.
No assurance can be given that the remaining planned divestiture of the Company's South Texas assets will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Accounting policy changes. During the second quarter of 2018, the Company made a voluntary change in accounting policy to account for its materials and supplies inventory on a weighted average cost basis, versus using the previous accounting policy of the first-in-first-out (“FIFO”) basis. The Company made this voluntary change in accounting policy because it believes this method is preferable, as the weighted average cost basis more closely aligns with the physical flow of material and supplies inventory and is more widely utilized in the oil and gas industry. This voluntary change in accounting policy did not have a material effect on the Company’s consolidated financial statements for prior periods. As such, prior periods have not been restated.
Adoption of new accounting standards. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Simplifying the Test of Goodwill Impairment." ASU 2017-04 simplifies the quantitative goodwill impairment test by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit's carrying value over its fair value (as measured in step 1 of the current goodwill impairment test). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In July 2018, the Company elected to early adopt this update. The adoption of ASU 2017-04 had no impact on the Company's consolidated financial statements. The Company will perform future goodwill impairment tests in accordance with ASU 2017-04.
In May 2014, the FASB issued ASU No. 2014-09 ("ASC 606"), "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" ("ASC 605"), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 11 for a discussion of the impact to the Company's recognition of revenue associated with the adoption of ASC 606.
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
New accounting pronouncements. In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the accounting for lease expenses. This standard is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This ASU should be applied using a modified retrospective approach, and early adoption is permitted. This standard does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. Based on its current commitments, the Company anticipates it will be required to recognize lease assets and liabilities related to drilling rig commitments, certain equipment rentals and leases, certain surface use agreements and potentially other arrangements. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated results of operations, financial position and financial disclosures and developing any necessary control changes. The Company plans to apply certain practical expedients provided in ASU 2016-02 that, among other things, allow entities to not reassess contracts that commenced prior to adoption and to not recognize right of use assets and lease liabilities related to short-term leases.
NOTE 3. Acquisitions and Divestitures
Acquisitions
In September 2018, the Company (i) purchased from an unaffiliated third party an interest in sand reserves in West Texas for $17 million and (ii) entered into a long-term sand processing and supply agreement with the operator of the sand mine. This agreement secures a long-term supply of sand beginning in the first quarter of 2019. The sand mine operator will process and supply 30 million tons of processed sand to Pioneer over 15 years. The Company recorded its investment in these sand reserves to other property and equipment in the accompanying consolidated balance sheet during the third quarter of 2018.
Divestitures
In February 2018, the Company announced its intention to divest its properties in the South Texas, Raton and West Panhandle fields and focus its efforts and capital resources on its Permian Basin assets.
In April 2018, the Company completed the sale of approximately 10,200 net acres in the West Eagle Ford Shale to an unaffiliated third party for cash proceeds of $103 million, before normal closing adjustments. During the nine months ended September 30, 2018, the Company recognized a gain of $75 million associated with this divestiture. In conjunction with this divestiture, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold.
In July 2018, the Company completed the sale of its Raton Basin assets to an unaffiliated third party for cash proceeds of $79 million, before normal closing adjustments. The Company recorded a noncash impairment charge of $77 million in June 2018 to reduce the carrying value of its Raton Basin assets to their estimated fair value less costs to sell as the assets were considered

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

held for sale. See Note 4 for additional information about the Raton Basin impairment charge. During the three and nine months ended September 30, 2018, the Company recognized a gain of $2 million associated with this divestiture. The Company recognized divestiture charges related to the Raton Basin sale of $117 million and $123 million in other expense during the three and nine months ended September 30, 2018, respectively, primarily attributable to employee severance costs and deficiency charges related to certain firm transportation contracts retained by the Company. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to assets sold.
In August 2018, the Company completed the sale of its assets in the West Panhandle field to an unaffiliated third party for cash proceeds of $201 million, before normal closing adjustments. The assets sold represent all of the Company's interests in the field, including all of its producing wells and the associated infrastructure. Associated with this sale, the Company recognized a gain of $146 million and divestiture related charges of $6 million associated with employee severance costs during the three and nine months ended September 30, 2018. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold.
In its accompanying consolidated balance sheets as of September 30, 2018, the Company had divestiture related liabilities of $42 million and $68 million recorded in other current and noncurrent liabilities, respectively, associated with expected deficiency charges on firm transportation contracts retained by the Company and $10 million recorded in accounts payable - due to affiliates associated with employee severance payments. The Company had no divestiture related liabilities as of December 31, 2017.
No assurance can be given that the remaining planned divestiture of the Company's South Texas assets will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.
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
During the nine months ended September 30, 2017, the Company also completed the sales of other nonstrategic proved and unproved properties in the Permian Basin for cash proceeds of $75 million, which resulted in a gain of $12 million.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

 The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurement as of September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of September 30, 2018
	(in millions)
Assets:
Commodity derivatives	$—	$1	$—	$1
Deferred compensation plan assets	90	—	—	90
Total assets	90	1	—	91
Liabilities:
Commodity derivatives	—	552	—	552
Total liabilities	—	552	—	552
Total recurring fair value measurements	$90	$(551)	$—	$(461)

	Fair Value Measurement as of December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of December 31, 2017
	(in millions)
Assets:
Commodity derivatives	$—	$11	$—	$11
Deferred compensation plan assets	95	—	—	95
Total assets	95	11	—	106
Liabilities:
Commodity derivatives	—	255	—	255
Total liabilities	—	255	—	255
Total recurring fair value measurements	$95	$(244)	$—	$(149)
Commodity derivatives. The Company's commodity derivatives represent oil, NGL and gas swap contracts, collar contracts, collar contracts with short puts and basis swap contracts. The asset and liability measurements for the Company's commodity derivative contracts represent Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of September 30, 2018 and December 31, 2017, the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Sale of Raton Basin assets. In June 2018, the Company recognized an impairment charge of $77 million to reduce the carrying value of its Raton Basin field assets to the agreed upon sales price for these assets, as the assets were considered held for sale as of June 30, 2018. See Note 3 for additional information about the Company's sale of its Raton Basin field assets.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$750	$749	$1,279	$1,277
Current portion of long-term debt	$—	$—	$449	$457
Long-term debt	$2,286	$2,386	$2,283	$2,479
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following tables provide the components of the Company's cash and cash equivalents and investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$869	$—	$—	$50	$919
Short-term investments	—	131	275	151	557
Long-term investments	—	—	193	—	193
	$869	$131	$468	$201	$1,669

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$846	$—	$—	$50	$896
Short-term investments	—	124	642	447	1,213
Long-term investments	—	—	66	—	66
	$846	$124	$708	$497	$2,175
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
NOTE 5. Derivative Financial Instruments
The Company utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
Oil production derivative activities. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are highly correlated with, New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The Company also periodically enters into pipeline capacity commitments in order to secure available oil transportation capacity to the Gulf Coast. In order to diversify the oil price it receives, the Company (i) enters into oil purchase transactions with third parties in its areas of production that are tied to NYMEX WTI oil prices, (ii) transports the purchased oil using its pipeline capacity to the Gulf Coast, and (iii) enters into third party sale transactions to sell the oil into the Gulf Coast refinery or international export markets at prices that are highly correlated with Brent oil prices. As a result, the Company uses NYMEX WTI and Brent derivative contracts to manage oil price volatility and basis swap contracts to reduce basis risk between NYMEX and Brent prices and the actual index prices at which the oil is sold.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of September 30, 2018 and the weighted average oil prices for those contracts:

	2018	Year Ending December 31, 2019
	Fourth Quarter
Brent swap contracts (a):
Volume (Bbl)	—	10,000
Price per Bbl	—	$70.00
Brent collar contracts with short puts (b):
Volume (Bbl)	—	5,000
Price per Bbl:
Ceiling	$—	$87.00
Floor	$—	$75.00
Short put	$—	$65.00
NYMEX collar contracts:
Volume (Bbl)	3,000	—
Price per Bbl:
Ceiling	$58.05	$—
Floor	$45.00	$—
NYMEX collar contracts with short puts:
Volume (Bbl)	159,000	55,000
Price per Bbl:
Ceiling	$57.62	$60.13
Floor	$47.26	$52.27
Short put	$37.23	$42.27
____________________

(a)	Subsequent to September 30, 2018, the Company liquidated its Brent swap contracts for cash payments of $5 million.

(b)
Subsequent to September 30, 2018, the Company entered into additional Brent collar contracts with short puts for 10,000 Bbls per day of 2019 production with a ceiling price of $91.36 per Bbl, a floor price of $75.00 per Bbl and a short put price of $65.00 per Bbl.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage NGL component price volatility.
The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of September 30, 2018 and the weighted average NGL prices for those contracts:

	2018	Year Ending December 31, 2019
	Fourth Quarter
Ethane basis swap contracts (a):
Volume (MMBtu)	6,920	6,920
Price differential ($/MMBtu)	$1.60	$1.60
____________________

(a)
The ethane basis swap contracts reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The ethane basis swap contracts fix the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane. Subsequent to September 30, 2018, the Company liquidated its ethane basis swap contracts for cash payments of $4 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Gas production derivative activities. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to HH gas prices or regional index prices where the gas is sold. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold.
The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of September 30, 2018 and the weighted average gas prices for those contracts:

	2018	Year Ending December 31, 2019
	Fourth Quarter
Swap contracts (a):
Volume (MMBtu)	101,348	647
Price per MMBtu	$3.00	$3.11
Collar contracts with short puts:
Volume (MMBtu)	50,000	—
Price per MMBtu:
Ceiling	$3.40	$—
Floor	$2.75	$—
Short put	$2.25	$—
Basis swap contracts:
Permian Basin index swap volume (MMBtu) (b)	58,652	44,230
Price differential ($/MMBtu)	$(1.46)	$(1.46)
Southern California index swap volume (MMBtu) (c)	66,522	84,932
Price differential ($/MMBtu)	$0.50	$0.33
____________________

(a)	Subsequent to September 30, 2018, the Company entered into additional swap contracts for 50,000 MMBtu per day of January through March 2019 production with an average fixed price of $3.24 per MMBtu.

(b)
The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the HH price used in swap contracts and collar contracts with short puts.

(c)
The referenced basis swap contracts fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in Arizona and southern California.

Other derivatives. Periodically, the Company enters into gas swap contracts to mitigate gas price risk. As of September 30, 2018, the Company was party to November 2018 through March 2019 gas swap contracts for 4,500 MMBtu per day at an average fixed price of $1.58 per MMBtu. The Company will receive Permian Basin index prices in exchange for paying the fixed price.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of September 30, 2018 and December 31, 2017, and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of September 30, 2018
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$7	$(6)	$1
Commodity price derivatives	Derivatives - noncurrent	$1	$(1)	—
				$1
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$488	$(6)	$482
Commodity price derivatives	Derivatives - noncurrent	$71	$(1)	70
				$552

Fair Value of Derivative Instruments as of December 31, 2017
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$13	$(2)	$11
Commodity price derivatives	Derivatives - noncurrent	$3	$(3)	—
				$11
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$234	$(2)	$232
Commodity price derivatives	Derivatives - noncurrent	$26	$(3)	23
				$255
The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$(135)	$(133)	$(701)	$154
Interest rate derivatives	Derivative gains (losses), net	—	—	—	(1)
Total		$(135)	$(133)	$(701)	$153

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
September 30, 2018
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
The following table reflects the Company's capitalized exploratory well and project activity during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Beginning capitalized exploratory well costs	$575	$505
Additions to exploratory well costs pending the determination of proved reserves	607	1,820
Reclassification due to determination of proved reserves	(554)	(1,689)
Disposition of assets	(1)	(1)
Exploratory well costs charged to exploration and abandonment expense	(1)	(9)
Ending capitalized exploratory well costs	$626	$626
The following table provides an aging as of September 30, 2018 and December 31, 2017 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	September 30, 2018	December 31, 2017
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$614	$493
More than one year	12	12
	$626	$505
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	7	7
All projects with exploratory well costs that have been suspended for a period greater than one year as of September 30, 2018 are in the Eagle Ford Shale area. The Company is evaluating both the well performance of similar wells completed in 2017 and whether to drill additional wells near these wells in order for all of the wells in the area to be fracture stimulated as a package, thereby improving the resource recovery for the area. The Company expects to complete its evaluation of these wells during 2018.
NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility had an original maturity date of August 2020, but in October 2018, the maturity date was extended to October 2023 (see Note 16 for additional information regarding the Credit Facility extension). As of September 30, 2018, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 8. Incentive Plans
Stock-based compensation. For the three and nine months ended September 30, 2018, the Company recorded $27 million and $79 million, respectively, of stock-based compensation expense for all plans, as compared to $21 million and $78 million for the same respective periods in 2017. As of September 30, 2018, there was $111 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $24 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of September 30, 2018 and December 31, 2017, accounts payable – due to affiliates included $13 million and $20 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the nine months ended September 30, 2018 for restricted stock awards and performance units issued by the Company:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units
Outstanding as of December 31, 2017	916,223	252,735	163,158
Awards granted	390,618	113,231	62,541
Awards forfeited	(45,877)	(19,164)	(1,285)
Awards vested	(426,541)	(131,496)	(34,778)
Outstanding as of September 30, 2018	834,423	215,306	189,636

As of September 30, 2018 and December 31, 2017, the Company also had 131,630 and 138,493, respectively, of stock options outstanding and exercisable. There were 6,863 stock options exercised during the nine months ended September 30, 2018.
NOTE 9. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Beginning asset retirement obligations	$185	$294	$271	$297
New wells placed on production	1	—	2	2
Changes in estimates	—	—	2	7
Dispositions	(10)	—	(89)	(7)
Liabilities settled	(5)	(7)	(23)	(21)
Accretion of discount	3	5	11	14
Ending asset retirement obligations	$174	$292	$174	$292
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the current portion of the Company's asset retirement obligations was $28 million and $41 million, respectively.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities, provide the purchaser certain indemnifications and provide credit support or guarantees for obligations that are transferred, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty and transportation obligations and income taxes. The Company does not believe these obligations are probable of having a material impact on its liquidity, financial position or future results of operations.
Texas Commission on Environmental Quality ("TCEQ") enforcement action. The Company has been advised by the TCEQ that the agency is pursuing an enforcement action against the Company and may seek monetary sanctions due to various emissions occurring during the Company's ownership of the recently sold Fain gas plant in the West Panhandle region of Texas. The Company has engaged in discussions with the TCEQ regarding these matters. Although the Company cannot predict the outcome of these discussions with any certainty, the Company believes such monetary sanctions will not exceed $525,000 in the aggregate.
Lease agreements. In June 2017, the Company entered into a 20-year operating lease for the Company's new corporate headquarters that is currently being constructed in Irving, Texas. Annual base rent is expected to be $33 million and lease payments are expected to commence once the building is complete, which is anticipated to occur during the second half of 2019. The Company has a variable equity interest in the entity that is constructing the building. The Company is not the primary beneficiary of the variable interest entity and only has a profit sharing interest after certain economic returns are achieved. The Company has no exposure to the variable interest entity's losses or future liabilities, if any. The Company is the deemed owner of the building (for accounting purposes) during the construction period and is following the build-to-suit accounting guidance. Accordingly, as of September 30, 2018, the Company has capitalized $170 million of construction costs, including capitalized interest, within other property and equipment and has recognized a corresponding build-to-suit lease liability. The recording of these assets and liabilities are considered noncash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.
Firm purchase, gathering, processing, transportation, and fractionation commitments. The Company from time to time enters into, and as of September 30, 2018 was a party to, take-or-pay agreements, which include contractual commitments to purchase and process sand and purchase water for use in the Company's drilling operations and contractual commitments with midstream service companies and pipeline carriers for future gathering, processing, transportation, storage and fractionation. These commitments are normal and customary for the Company's business activities.
NOTE 11. Revenue Recognition
Impact of ASC 606 adoption. On January 1, 2018, the Company adopted ASC 606 by applying the modified retrospective method to all revenue contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC 605. The Company completed a detailed review of its revenue contracts, which represent all of the Company's revenue streams including oil, NGL and gas sales and sales of purchased oil and gas, to determine the effect of the new standard for the three and nine months ended September 30, 2018. The Company did not record a change to its opening retained earnings as of January 1, 2018 as there was no material change to the timing or pattern of revenue recognition due to the adoption of ASC 606.
The adoption of ASC 606 as of January 1, 2018 had the following impact on the Company's results of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	ASC 605 (Without Adoption of ASC 606)	Effect of Change Higher (Lower)	As Reported	ASC 605 (Without Adoption of ASC 606)	Effect of Change Higher (Lower)
	(in millions)			(in millions)
Revenues and other income:
Oil and gas	$1,317	$1,258	$59	$3,869	$3,713	$156
Costs and expenses:
Oil and gas production	$198	$139	$59	$654	$498	$156

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Changes in oil and gas revenues and oil and gas production costs (specifically gathering, processing and transportation costs) are due to the conclusion under the control model in ASC 606 that the third-party processor or transporter is only providing gas processing or transportation services and that the Company remains the principal owner of the commodity until sold to the ultimate purchaser. This is a change from ASC 605 where the Company historically recorded gas processing fees as a reduction of revenue recognized by the Company, as these fees were considered necessary to separate the wet gas stream into its sellable components (i.e., dry gas and individual NGL components). Under ASC 605, third-party processing and transportation companies were determined to have control of the commodities being processed and transported. As a result of adopting ASC 606, the Company has modified its presentation of revenues and expenses for these arrangements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party purchasers through the marketing process. Gathering, processing and transportation expenses related to these agreements, incurred prior to the transfer of control to the purchaser, are now presented as oil and gas production costs.
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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Oil sales	$1,033	$3,079
NGL sales	207	542
Gas sales	77	248
Total oil and gas sales	1,317	3,869
Sales of purchased oil	1,127	3,261
Sales of purchased gas	14	45
Total sales of purchased oil and gas	1,141	3,306
Total revenue derived from contracts with purchasers	$2,458	$7,175
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs and gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The implementation of ASC 606 has not changed existing controls around revenue estimates and the accrual process. Historically, differences between the Company's revenue estimates and actual revenue received have not been significant. As of September 30, 2018 and December 31, 2017, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $806 million and $594 million, respectively.
NOTE 12. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest income	$7	$9	$21	$25
Deferred compensation plan income	3	1	6	3
Other income	—	2	7	3
Seismic data sales	—	—	5	—
Production and sales tax refunds	—	5	1	13
Total interest and other income	$10	$17	$40	$44

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

 NOTE 13. Other Expense
The following table provides the components of the Company's other expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Transportation commitment charges (a)	$43	$45	$121	$127
Legal and environmental charges	6	2	18	9
Loss (income) from vertical integration services (b)	(5)	—	5	11
Asset divestiture related charges (c)	123	—	132	—
Other	15	11	40	29
Total other expense	$182	$58	$316	$176
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Loss (income) from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three and nine months ended September 30, 2018, these vertical integration net margins included $49 million and $113 million, respectively, of revenues and $44 million and $118 million, respectively, of costs and expenses. For the same respective periods in 2017, these vertical integration net margins included $42 million and $84 million of revenues and $42 million and $95 million of costs and expenses.

(c)
Primarily represents severance and firm transportation commitments associated with the Company's divestiture of its properties in the Raton and West Panhandle fields. See Note 3 for additional information on these charges.

NOTE 14. Income Taxes
The Company's income tax benefit (provision) consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Current tax provision	$(2)	$—	$(2)	$—
Deferred tax benefit (provision)	(116)	11	(186)	(79)
Income tax benefit (provision)	$(118)	$11	$(188)	$(79)
For both the three and nine months ended September 30, 2018, the Company's effective tax rate, excluding net loss attributable to noncontrolling interests, was 22 percent, as compared to an effective rate of 34 percent and 32 percent for the same respective periods in 2017. The U.S. statutory rate for the three and nine months ended September 30, 2018 was 21 percent, reflecting the reduction in the federal corporate income tax rate from 35 percent to 21 percent beginning in 2018 as a result of the Tax Cuts and Jobs Act that was enacted in December 2017. The Company's effective tax rate for the nine months ended September 30, 2017 differs from the U.S. statutory rate in effect during 2017 of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of September 30, 2018 and December 31, 2017, the Company had cumulative unrecognized tax benefits of $135 million and $124 million, respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of September 30, 2018, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 15. Net Income (Loss) Per Share
The following table reconciles the Company's net income (loss) attributable to common stockholders to basic and diluted net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to common stockholders	$411	$(23)	$655	$168
Participating share-based earnings	(2)	—	(3)	(1)
Basic and diluted net income (loss) attributable to common stockholders	$409	$(23)	$652	$167
Basic and diluted weighted average common shares outstanding were 171 million for both the three and nine months ended September 30, 2018 and 170 million for both the three and nine months ended September 30, 2017.
Stock repurchase program. In February 2018, the Company's board of directors (the "Board") approved a $100 million common stock repurchase program to offset the impact of dilution associated with annual employee stock awards, of which $78 million remained available for use to purchase shares as of September 30, 2018. During the nine months ended September 30, 2018, the Company purchased $22 million of common stock pursuant to the program.
NOTE 16. Subsequent Events
In October 2018, the Company entered into a purchase and sale agreement to sell approximately 2,900 net acres in the Sinor Nest (Lower Wilcox) field in South Texas to an unaffiliated third party for cash proceeds of $132 million, before normal closing adjustments. The sale of these assets is expected to result in a pretax gain of $45 million to $65 million. The transaction is expected to close during the fourth quarter, subject to the satisfaction of customary closing conditions.
In October 2018, the Company entered into a Credit Agreement with a syndicate of financial institutions, primarily to extend the maturity of the Credit Facility from August 2020 to October 2023, while maintaining aggregate loan commitments of $1.5 billion. The Company accounted for the entry into the Credit Agreement as a modification of the prior agreement and capitalized the debt issuance costs along with those unamortized issuance costs that remained from the issuance of the prior agreement. As of September 30, 2018, the Company had no outstanding borrowings under the Credit Facility.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2018 included the following highlights:

•
Net income attributable to common stockholders for the three months ended September 30, 2018 was $411 million ($2.39 per diluted share), as compared to net loss of $23 million ($0.13 per diluted share) for the same period in 2017. The primary components of the increase in net income attributable to common stockholders include:

•
a $462 million increase in oil and gas revenues as a result of a 16 percent increase in sales volumes and a 32 percent increase in average realized commodity prices per BOE (the increase in oil and gas revenues is inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards);

•	a $214 million increase in net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales;

•
a $143 million increase in net gains on disposition of assets, primarily due to recognition of a gain of $146 million on the sale of the Company's West Panhandle field assets during the third quarter of 2018; and

•
a $7 million decrease in interest expense, primarily due to the repayment of the Company's 6.875% senior notes (the "6.875% Senior Notes"), which matured in May 2018, and the Company's 6.65% senior notes (the "6.65% Senior Notes"), which matured in March 2017; partially offset by

•	a $129 million increase in the Company's income tax provision as a result of the improvements in earnings during the three months ended September 30, 2018, as compared to the same period in 2017;

•	a $124 million increase in other expense, primarily due to asset divestiture related charges of $123 million during the third quarter of 2018;

•
a $76 million increase in total oil and gas production costs and production and ad valorem taxes, primarily due to the aforementioned increase in sales volumes and average realized commodity prices per BOE (the increase in production costs is also inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards);

•	a $39 million increase in DD&A expense, primarily due the aforementioned increase in sales volumes;

•
a $15 million increase in general and administrative expense, primarily due to an increase in compensation costs, including benefits expense, as a result of an increase in headcount due to the Company's continued growth; and

•	a $7 million decrease in interest and other income, primarily due to a decrease in production and sales tax refunds.

•
During the three months ended September 30, 2018, average daily sales volumes increased by 16 percent to 320,659 BOEPD, as compared to 275,711 BOEPD during the same period in 2017. The increase in average daily sales volumes for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, partially offset by the loss of sales volumes as a result of the sale of the Company's Raton and West Panhandle assets in July 2018 and August 2018, respectively.

•
Average oil and NGL prices increased during the three months ended September 30, 2018 to $57.54 per Bbl and $35.97 per Bbl, respectively, as compared to $45.35 per Bbl and $18.96 per Bbl, respectively, for the same period in 2017. Average gas prices decreased during the three months ended September 30, 2018 to $2.21 per Mcf, as compared to $2.58 per Mcf for the same period in 2017. Current year pricing is inclusive of the effect of the adoption of ASC 606 as described below in Adoption of New Accounting Standards.

•
Net cash provided by operating activities increased to $874 million for the three months ended September 30, 2018, as compared to $456 million for the same period in 2017. The $418 million increase in net cash provided by operating activities for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases in (i) oil and gas revenues as a result of increases in commodity prices and sales volumes and (ii) net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales; partially offset by increases in oil and gas production costs, production and ad valorem taxes and cash derivative payments.

•	As of September 30, 2018 and December 31, 2017, the Company's net debt to book capitalization was five percent.

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
The adoption of ASC 606 as of January 1, 2018 had the following impact on the Company's results of operations for the three months ended September 30, 2018:

	As Reported	ASC 605 (Without Adoption of ASC 606)	Effect of Change
	(in millions)
Oil and Gas Sales:
Oil sales	$1,033	$1,033	$—
NGL sales	207	162	45
Gas sales	77	63	14
Oil and gas sales	$1,317	$1,258	$59

Production Costs	$198	$139	$59
See Notes 2 and 11 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's adoption of ASC 606.
 Fourth Quarter 2018 Outlook
In February 2018, the Company announced its intention to divest its properties in the South Texas, Raton and West Panhandle fields and focus its efforts and capital resources on its Permian Basin assets. The Raton and West Panhandle divestitures closed in July 2018 and August 2018, respectively, and the Sinor Nest sale in South Texas is expected to close during the fourth quarter of 2018. As a result, the results of operations associated with the Raton Basin and West Panhandle assets will not be included in the Company's reported fourth quarter results and the results of operations associated with the Sinor Nest assets will only be included for a portion of the quarter. The remaining planned divestiture of the Company's South Texas assets is expected to occur before the end of 2018.
Based on the Company's ongoing divestiture process, it is only providing Permian Basin specific estimates for production, production costs and DD&A expense for the quarter ending December 31, 2018. All other operating and financial results for the quarter ended December 31, 2018 provided below reflect the expected results of the total Company.
Permian Basin production is forecasted to average between 293 MBOEPD to 303 MBOEPD. Permian Basin production costs (including production and ad valorem taxes and transportation costs) are expected to average $9.00 to $11.00 per BOE,

PIONEER NATURAL RESOURCES COMPANY

reflecting current NYMEX strip commodity prices. Permian Basin DD&A expense, including the Company's other property and equipment, is expected to average $13.00 to $15.00 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $95 million to $100 million. Interest expense is expected to be $30 million to $35 million, and other expense is expected to be $50 million to $60 million, including $40 million to $45 million of charges associated with excess firm gathering and transportation commitments (primarily related to Eagle Ford operations). Accretion of discount on asset retirement obligations is expected to be $3 million to $6 million.
The Company's effective income tax rate is expected to range from 21 percent to 25 percent. Current income taxes are expected to be less than $5 million.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the nine months ended September 30, 2018:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	177,188	53,665	273,197	276,386
South Texas - Eagle Ford Shale (a)	7,096	6,577	39,386	20,238
Raton Basin (b)	1	—	63,788	10,632
West Panhandle (c)	1,344	3,583	12,920	7,080
South Texas - Other (a)	2,115	582	18,315	5,750
Other	12	3	11	16
Total	187,756	64,410	407,617	320,102
____________________

(a)
Includes average daily oil, NGL and gas volumes from January through April 2018 of 510 Bbls of oil, 154 Bbls of NGLs and 1,530 Mcf of gas (total of 920 BOEPD) associated with the acreage and assets in the western portion of the Eagle Ford Shale that were sold in April 2018.

(b)	Represents average daily oil, NGL and gas volumes from January through July 2018 associated with the acreage and assets of the Raton Basin that were sold in July 2018.

(c)	Represents average daily oil, NGL and gas volumes from January through August 2018 associated with the acreage and assets of the West Panhandle field that were sold in August 2018.
See Note 3 of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the 2018 divestitures.
The Company's liquids production increased to 79 percent of total production on a BOE basis for the nine months ended September 30, 2018, as compared to 78 percent for the same period last year.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the nine months ended September 30, 2018:

	Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations	Total
	Proved	Unproved
	(in millions)
Permian Basin	$1	$41	$1,873	$645	$1	$2,561
South Texas - Eagle Ford Shale	—	—	2	15	—	17
Raton Basin	—	—	—	1	—	1
West Panhandle	—	—	3	2	—	5
Other	—	—	1	—	—	1
Total	$1	$41	$1,879	$663	$1	$2,585

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2018:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	14	21	20	1	14

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Wells Sold	Ending Wells in Progress
Permian Basin	125	203	182	1	—	145
South Texas - Eagle Ford Shale	8	—	1	—	—	7
West Panhandle	3	—	—	2	1	—
Total	136	203	183	3	1	152
Permian Basin area. The Company is currently operating 22 rigs in the Spraberry/Wolfcamp field and expects to place on production in 2018 between 250 and 275 horizontal wells (200 to 225 horizontal wells in the northern portion of the play and approximately 50 horizontal wells in the southern portion of the play). Approximately 60 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 25 percent in the Wolfcamp A interval and the remaining 15 percent will be a combination of wells in the Spraberry Shale intervals (Jo Mill, Lower Spraberry and Middle Spraberry) and a limited appraisal program for the Clearfork and Wolfcamp D intervals. The Company's 2018 appraisal program includes appraising: (i) its first Clearfork horizontal well (located in Midland County), (ii) seven wells in the Jo Mill and Middle Spraberry intervals in conjunction with nine Lower Spraberry Shale wells to determine an optimal development strategy for the Spraberry formation (testing different spacing, staggering, sequencing, and completion design) and (iii) three Wolfcamp D interval wells. The Company plans to add two additional rigs during the fourth quarter of 2018 in support of the 2019 drilling plan.
During the first nine months of 2018, the Company successfully completed 156 horizontal wells in the northern portion of the play and 46 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 45 percent of wells placed on production were Wolfcamp A interval wells, approximately 40 percent were Wolfcamp B interval wells and the remaining 15 percent were primarily Lower Spraberry Shale wells. In the southern portion of the play, approximately 75 percent of the wells placed on production were Wolfcamp B interval wells, approximately 10 percent were Wolfcamp A interval wells and the remaining 15 percent were Wolfcamp D interval and Jo Mill wells.
The Company continues to utilize its integrated services to support the execution of its drilling and production activities in the Spraberry/Wolfcamp field. During the nine months ended September 30, 2018, the Company on average utilized six of its eight Company-owned fracture stimulation fleets to support its drilling operations in the Spraberry/Wolfcamp field. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools.
During the third quarter of 2018, the Company (i) purchased from an unaffiliated third party an interest in sand reserves in West Texas and (ii) entered into a long-term sand processing and supply agreement with the operator of the sand mine. This agreement secures a long-term supply of sand with an unaffiliated third party processing and supplying sand to Pioneer for 15 years. Strategically located in close proximity to the Company's Permian Basin acreage, delivered sand from these sand reserves is expected to cost approximately half that of the Company's current delivered sand, reducing well costs in 2019 and beyond. The Company continues to pursue additional contracts for lower cost sand sourced in West Texas.
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
The Company has entered into firm pipeline commitments to deliver volumes of purchased oil equivalent to over 90 percent of its current Permian Basin oil production to the Gulf Coast for sale into the refinery and export markets. Pioneer's oil volumes under these firm transportation contracts increase through early 2021 commensurate with the Company's forecasted Permian Basin oil production growth. During the third quarter of 2018, the Company delivered approximately 165 thousand barrels per day ("MBOPD") from the Permian Basin to the Gulf Coast, with approximately 130 MBOPD being exported. These firm pipeline contracts insulate Pioneer from the widening of the Midland-Cushing oil price basis differential by selling into markets based on

PIONEER NATURAL RESOURCES COMPANY

Brent-related pricing. As a result of this pricing benefit, Gulf Coast refinery and export sales added $271 million of incremental cash flow in the first nine months of 2018.
The Company also remains well positioned to move its Permian Basin gas production. Over 60 percent of Pioneer’s Permian Basin gas production is transported under firm pipeline transportation agreements tied to the southern California gas price index. The remainder is primarily sold under term contracts in the Waha market. Additional firm pipeline transportation has been secured on a third-party pipeline to the Gulf Coast, which is anticipated to be placed into service early in the fourth quarter of 2019. Firm transportation on this pipeline will provide access to LNG exports, refineries, petrochemical facilities and Mexican markets.
Asset Divestitures.

•
South Texas area. In April 2018, the Company completed the sale of approximately 10,200 net acres in the West Eagle Ford Shale to an unaffiliated third party for cash proceeds of $103 million, before normal closing adjustments. During the nine months ended September 30, 2018, the Company recognized a gain of $75 million associated with this divestiture. In conjunction with this divestiture, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold. See Note 3 of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its West Eagle Ford Shale assets.

In October 2018, the Company entered into a purchase and sale agreement to sell approximately 2,900 net acres in the Sinor Nest (Lower Wilcox) field in South Texas to an unaffiliated third party for cash proceeds of $132 million, before normal closing adjustments. The sale is expected to close during the fourth quarter of 2018. See Note 16 of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its Sinor Nest assets in South Texas.
The Company's remaining position in South Texas and in the Eagle Ford Shale is approximately 56,000 net acres, all of which is held by production. The Company expects to divest of these assets by the end of 2018. No assurance can be given that the sales will be completed in accordance with the Company's plan or on terms and at prices acceptable to the Company.

•
Raton Basin. In July 2018, the Company completed the sale of its Raton Basin assets to an unaffiliated third party for cash proceeds of $79 million, before normal closing adjustments. The Company recorded a noncash impairment charge of $77 million in June 2018 to reduce the carrying value of its Raton Basin assets to their estimated fair value less costs to sell as the assets were considered held for sale. See Note 4 for additional information about the Raton Basin impairment charge. During the three and nine months ended September 30, 2018, the Company recognized a gain of $2 million associated with this divestiture. The Company recognized divestiture charges related to the Raton Basin sale of $117 million and $123 million in other expense during the three and nine months ended September 30, 2018, respectively, primarily attributable to employee severance costs and deficiency charges related to certain firm transportation contracts retained by the Company. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to assets sold. See Note 3 of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its Raton Basin assets.

•
West Panhandle field. In August 2018, the Company completed the sale of its assets in the West Panhandle field to an unaffiliated third party for cash proceeds of $201 million, before normal closing adjustments. The assets sold represent all of the Company's interests in the field, including all of its producing wells and the associated infrastructure. Associated with this sale, the Company recognized a gain of $146 million and divestiture related charges of $6 million associated with employee severance costs during the three and nine months ended September 30, 2018. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold. See Note 3 of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's sale of its West Panhandle assets.

Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $1.3 billion and $3.9 billion for the three and nine months ended September 30, 2018, respectively, as compared to $855 million and $2.4 billion for the same respective periods in 2017.
The increase in oil and gas revenues during the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases of 27 percent and 90 percent in oil and NGL prices, respectively, and increases of 21 percent, 9 percent and 11 percent in daily oil, NGL and gas sales volumes, respectively, partially offset by a 14 percent decrease in gas prices. The increase in oil and gas revenues during the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases of 29 percent and 68 percent in oil and NGL prices, respectively, and increases of 24 percent,

PIONEER NATURAL RESOURCES COMPANY

23 percent and 18 percent in daily oil, NGL and gas sales volumes, respectively, partially offset by a 16 percent decrease in gas prices. Current year realized prices are inclusive of the effect of the adoption of ASC 606 as described above in Adoption of New Accounting Standards. Daily sales volumes for the three and nine months ended September 30, 2018 include volumes attributable to asset sales through their closing date, which was the end of July 2018 for the Raton Basin assets and the end of August 2018 for the West Panhandle field assets.
The following table provides average daily sales volumes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (Bbls)	195,116	161,634	187,756	151,438
NGLs (Bbls)	62,611	57,346	64,410	52,519
Gas (Mcf)	377,587	340,384	407,617	344,206
Total (BOEs)	320,659	275,711	320,102	261,325
Average daily BOE sales volumes increased by 16 percent and 22 percent for the three and nine months ended September 30, 2018, respectively, as compared to the same respective periods in 2017, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (per Bbl)	$57.54	$45.35	$60.06	$46.41
NGL (per Bbl)	$35.97	$18.96	$30.80	$18.38
Gas (per Mcf)	$2.21	$2.58	$2.24	$2.66
Total (per BOE)	$44.64	$33.72	$44.27	$34.10
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation and storage costs associated with these transactions are presented as a component of purchased oil and gas expense. The net effect of third party purchases and sales of oil and gas for the three and nine months ended September 30, 2018 was income of $200 million and $285 million, respectively, as compared to a loss of $14 million and $47 million for the same respective periods in 2017. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. The Company's interest and other income for the three and nine months ended September 30, 2018 was $10 million and $40 million, respectively, as compared to $17 million and $44 million for the same respective periods in 2017. The decrease in interest and other income during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to decreases of $5 million in production and sales tax refunds. The decrease in interest and other income during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to decreases of (i) $12 million in production and sales tax refunds, partially offset by an increase of (ii) $5 million in seismic data sales. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's interest and other income.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2018, the Company recorded $135 million and $701 million, respectively, of net derivative losses, on commodity price and marketing derivatives, of which $183 million and $394 million, respectively, represented net cash payments. During the three and nine months ended September

PIONEER NATURAL RESOURCES COMPANY

30, 2017, the Company recorded $133 million of net derivative losses and $153 million of net derivative gains, respectively, on commodity price, diesel price and interest rate derivatives, of which $28 million and $62 million, respectively, represented net cash receipts.
The following tables detail the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Net cash payments	Price impact		Net cash payments	Price impact
	(in millions)			(in millions)
Oil derivative payments	$(170)	$(9.49)	per Bbl	$(383)	$(7.49)	per Bbl
NGL derivative payments	(1)	$(0.21)	per Bbl	(1)	$(0.04)	per Bbl
Gas derivative payments	(10)	$(0.27)	per Mcf	(7)	$(0.06)	per Mcf
Total net commodity derivative payments	$(181)			$(391)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$29	$1.94	per Bbl	$61	$1.48	per Bbl
NGL derivative payments	(2)	$(0.27)	per Bbl	(1)	$(0.08)	per Bbl
Gas derivative receipts	1	$0.04	per Mcf	1	$0.01	per Mcf
Total net commodity derivative receipts	$28			$61
The Company's open derivative contracts are subject to continuing market risk. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded a net gain on the disposition of assets of $143 million and $226 million for the three and nine months ended September 30, 2018, respectively, as compared to nil and $205 million for the same respective periods in 2017. For the three months ended September 30, 2018, the gain on disposition of assets is primarily due to the recognition of a gain of $146 million on the Company's sale of its assets in the West Panhandle field. For the nine months ended September 30, 2018, the gain on disposition of assets is primarily due to the recognition of a gain of $75 million on the sale of approximately 10,200 net acres in the West Eagle Ford Shale and $146 million on the sale of the West Panhandle field assets. For the nine months ended September 30, 2017, the gain on disposition of assets is primarily due to a gain of $194 million on the Company's sale of approximately 20,500 acres in the Martin County region of the Permian Basin. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's completed divestitures.
Oil and gas production costs. The Company recognized oil and gas production costs of $198 million and $654 million during the three and nine months ended September 30, 2018, respectively, as compared to $152 million and $440 million during the same respective periods in 2017. Current year gathering, processing and transportation charges are inclusive of the effect of the adoption of ASC 606 as described above in Adoption of New Accounting Standards. Lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the components of the Company's total production costs per BOE for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease operating expenses	$3.85	$4.48	$4.29	$4.74
Gathering, processing and transportation charges	2.39	0.80	2.64	0.87
Net natural gas plant (income) charges	(0.53)	(0.29)	(0.32)	(0.25)
Workover costs	1.00	1.02	0.87	0.80
Total production costs	$6.71	$6.01	$7.48	$6.16
Total oil and gas production costs per BOE for the three and nine months ended September 30, 2018 increased by 12 percent and 21 percent, respectively, as compared to the same respective periods in 2017. Lease operating expenses per BOE decreased during the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs. Gathering, processing and transportation charges include transportation costs paid to third-party carriers and costs associated with gas processing. The adoption of ASC 606 had the effect of increasing gathering, processing and transportation charges by $2.00 and $1.79 per BOE, respectively, during the three and nine months ended September 30, 2018 over what would have been reported if these charges were accounted for under ASC 605. The change in net natural gas plant income per BOE for the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, is primarily reflective of changes in net revenues earned from gathering and processing of third party gas in Company-owned facilities.
Production and ad valorem taxes. The Company's production and ad valorem taxes were $83 million and $229 million during the three and nine months ended September 30, 2018, respectively, as compared to $53 million and $152 million for the same respective periods in 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The increase in production and ad valorem taxes per BOE for the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, is primarily due to the increase in oil and NGL prices during 2018 and, for ad valorem tax purposes, the higher valuation attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program during 2018 and 2017.
The following table provides the Company's production and ad valorem taxes per BOE for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production taxes	$1.92	$1.54	$1.88	$1.52
Ad valorem taxes	0.88	0.56	0.73	0.61
Total production and ad valorem taxes	$2.80	$2.10	$2.61	$2.13
Depletion, depreciation and amortization expense. The Company's DD&A expense was $394 million ($13.37 per BOE) and $1.1 billion ($12.93 per BOE) for the three and nine months ended September 30, 2018, respectively, as compared to $355 million ($14.01 per BOE) and $1.0 billion ($14.48 per BOE) during the same respective periods in 2017. Depletion expense on oil and gas properties was $12.62 and $12.34 per BOE during the three and nine months ended September 30, 2018, respectively, as compared to $13.55 and $13.99 per BOE during the same respective periods in 2017.
Depletion expense on oil and gas properties per BOE for the three and nine months ended September 30, 2018 decreased seven percent and 12 percent, respectively. as compared to the same respective periods in 2017, primarily due to (i) additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) oil and NGL price increases and cost reduction initiatives, both of which had the effect of adding proved reserves by lengthening the economic lives of the Company's producing wells.
Impairment of oil and gas properties and other long-lived assets. During the nine months ended September 30, 2018, the Company recognized an impairment charge of $77 million to reduce the carrying value of its Raton Basin field assets to the agreed upon sales price for these assets. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $285 million to reduce the carrying value of the Raton Basin field to its estimated fair value at that time.

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
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Geological and geophysical	$17	$17	$68	$59
Exploratory well costs	1	1	9	11
Leasehold abandonments and other	2	—	6	8
	$20	$18	$83	$78
The geological and geophysical expenses for the three and nine months ended September 30, 2018 and 2017 were primarily related to acquiring seismic surveys over a portion of the northern Spraberry/Wolfcamp area and geological and geophysical personnel costs.
During the nine months ended September 30, 2018, the Company drilled and evaluated 186 exploration/extension wells, 183 of which were successfully completed as discoveries. During the same period in 2017, the Company drilled and evaluated 158 exploration/extension wells, 156 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2018 was $96 million ($3.27 per BOE) and $282 million ($3.22 per BOE), respectively, as compared to $81 million ($3.18 per BOE) and $245 million ($3.44 per BOE) for the same respective periods in 2017. The increase in general and administrative costs during the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, was primarily due to an increase in compensation costs, including benefits expense, as a result of an increase in headcount due to the Company's continued growth.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3 million and $11 million for the three and nine months ended September 30, 2018, as compared to $5 million and $14 million for the same respective periods in 2017. See Note 9 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $30 million and $97 million for the three and nine months ended September 30, 2018, respectively, as compared to $37 million and $118 million for the same respective periods in 2017. The decrease in interest expense during the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, was primarily due to the repayment of the Company's 6.875% Senior Notes, which matured in May 2018, and the Company's 6.65% Senior Notes, which matured in March 2017. The weighted average interest rate on the Company's indebtedness for the three and nine months ended September 30, 2018 was 5.3 percent and 5.5 percent, respectively, as compared to 5.6 percent and 5.7 percent for the same respective periods in 2017. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information about the Company's long-term debt.
Other expense. Other expense was $182 million and $316 million for the three and nine months ended September 30, 2018, respectively, as compared to $58 million and $176 million for the same respective periods in 2017. The increase in other expense during the three and nine months ended September 30, 2018, as compared to the same respective periods in 2017, was primarily

PIONEER NATURAL RESOURCES COMPANY

due to increases of $123 million and $132 million, respectively, in asset divestiture related charges as a result of the sale of the Company's Raton and West Panhandle fields assets. See Notes 3 and 13 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's divestitures related charges and other expenses, respectively.
Income tax provision. The Company recognized an income tax provision of $118 million and $188 million for the three and nine months ended September 30, 2018, respectively, as compared to an income tax benefit of $11 million and an income tax provision of $79 million for the same respective periods in 2017. The Company's effective tax rate for both the three and nine months ended September 30, 2018 was 22 percent, as compared to 34 percent and 32 percent for the same respective periods in 2017. The U.S. statutory rate for the three and nine months ended September 30, 2018 was 21 percent, reflecting the reduction in the federal corporate income tax rate from 35 percent to 21 percent beginning in 2018 as a result of the Tax Cuts and Jobs Act that was enacted in December 2017. The Company's effective tax rate for the nine months ended September 30, 2017 differs from the U.S. statutory rate in effect during 2017 of 35 percent primarily due to recognizing excess tax benefits of $8 million associated with the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which requires excess tax benefits or deficiencies associated with the vesting of long-term incentive awards to be recorded as income tax expense or benefit in the statement of operations rather than as an adjustment to additional paid-in capital in the balance sheet.
As of September 30, 2018 and December 31, 2017, the Company had cumulative unrecognized tax benefits of $135 million and $124 million, respectively, resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized.
See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income tax rates and tax attributes.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of short-term and long-term investments, (iv) proceeds from divestitures and (iv) unused borrowing capacity under its credit facility (the "Credit Facility"). Although the Company expects that these sources of funding will be adequate to fund its 2018 capital expenditures, dividend payments and provide adequate liquidity to fund other needs, including previously announced stock repurchases, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
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
As of September 30, 2018, the Company had cash on hand of $919 million, short-term investments of $557 million and long-term investments of $193 million. The Company had no outstanding borrowings under its Credit Facility as of September 30, 2018, leaving $1.5 billion of unused borrowing capacity, and was in compliance with all of its debt covenants.
Capital resources. Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, are summarized below.
Operating activities. Net cash provided by operating activities was $2.3 billion during the nine months ended September 30, 2018, as compared to $1.3 billion during the same period in 2017. The increase in net cash provided by operating activities for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases in (i) oil and gas revenues as a result of increases in commodity prices and sales volumes and (ii) net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales; partially offset by increases in oil and gas production costs, production and ad valorem taxes and cash derivative payments.
Investing activities. Net cash used in investing activities was $1.8 billion during the nine months ended September 30, 2018, as compared $1.3 billion during same period in 2017. The increase in net cash used in investing activities during the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to (i) an increase of $792 million in additions to oil and gas properties, partially offset by (ii) an increase of $176 million in net proceeds from investments, (iii) a decrease of $65 million in additions to other assets and other property and equipment and (iv) an increase of $36 million in proceeds from disposition of assets. During the nine months ended September 30, 2018, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities.

PIONEER NATURAL RESOURCES COMPANY

Financing activities. Net cash used in financing activities was $528 million during the nine months ended September 30, 2018, as compared to $521 million during the same period in 2017. The increase in net cash used in financing activities during the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due (i) an increase of $20 million in dividends paid, (ii) an increase of $15 million in purchases of treasury stock and (iii) an increase of $8 million in payments of other liabilities, partially offset by (iv) a reduction of $35 million in senior note repayments. During the nine months ended September 30, 2018 and 2017, the Company repaid $450 million associated with the Company's 6.875% Senior Notes that matured in May 2018 and $485 million associated with the Company's 6.65% Senior Notes that matured in March 2017, respectively. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information regarding the Company's repayment of the 6.65% and 6.875% Senior Notes.
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
Capital commitments. During 2018, the Company plans to focus its capital spending primarily on oil drilling activities in the Spraberry/Wolfcamp area of the Permian Basin. The Company's capital budget for 2018 is approximately $3.4 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and information technology system upgrades). The Company's capital expenditures during the nine months ended September 30, 2018 were $2.7 billion, consisting of $2.5 billion for oil and gas property related expenditures and $184 million for vertical integration, system upgrades and other plant and equipment additions. See Operations and Drilling Highlights above for additional information regarding the Company's planned capital expenditures for 2018.
Based on results for the nine months ended September 30, 2018 and the Company's current Management's Price Outlook, the Company expects that it will be able to fund its needs for cash (excluding acquisitions, if any), including the 2018 stock repurchases, with net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments, proceeds from divestitures and, if necessary, availability under the Credit Facility; however, no assurances can be given that such funding will be adequate to meet the Company's future needs.
Dividends/distributions. During February and August of 2018, the Board declared semiannual dividends of $0.16 per common share, and during February and August of 2017, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (primarily related to commitments to pay day rates for contracted drilling rigs), capital funding obligations, derivative obligations, gathering, processing, transportation and fractionation commitments, and other liabilities (including postretirement benefit obligations). Other joint interest owners in properties operated by the Company will incur portions of the costs represented by these commitments.
Firm purchase, gathering, processing, transportation and fractionation commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase sand and water for use in the Company's drilling operations and (ii) fees on volume delivery or throughput obligations for processing sand and gathering, processing, transportation and fractionation services related to oil, NGL and gas production. The Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay the contracted fees for any commitment shortfalls.
Off-balance sheet arrangements. From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2018, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations, credit support and guarantees following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase and transportation

PIONEER NATURAL RESOURCES COMPANY

arrangements, in order to support the Company's business plans. There were no material changes to the Company's contractual obligations during the nine months ended September 30, 2018 other than the repayment of the Company's 6.875% Senior Notes in May 2018 and the commitment to a sand supply agreement with an unrelated third party beginning in 2019 whereby the third party will process and supply sand to Pioneer for 15 years. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the sand supply agreement and Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's commitments and contingencies.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of September 30, 2018, these contracts represented net liabilities of $551 million. The ultimate settlement value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2018.
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
The Company had no interest rate derivative activity during the nine months ended September 30, 2018. The following table reconciles the changes that occurred in the fair values of the Company's open commodity derivative contracts during the nine months ended September 30, 2018:

Derivative Contract Net Assets (Liabilities)
(in millions)
Fair value of contracts outstanding as of December 31, 2017	$(244)
Changes in contract fair value	(701)
Contract maturity payments	394
Fair value of contracts outstanding as of September 30, 2018	$(551)
Interest rate sensitivity. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's outstanding debt and debt transactions.
The following table provides information about financial instruments to which the Company was a party as of September 30, 2018 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2018. Although the Company had no outstanding variable rate debt as of September 30, 2018, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on November 5, 2018 is presented in the table below.

	Three Months Ending December 31,	Year Ending December 31,						Liability Fair Value at September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$—	$450	$500	$600	$750	$2,300	$2,386
Weighted average fixed interest rate	5.00%	5.00%	4.42%	4.72%	4.94%	5.70%
Average variable interest rate	4.01%	4.34%	4.49%
 ____________________

(a)	Represents maturities of principal amounts, excluding debt issuance costs and debt issuance discounts.

PIONEER NATURAL RESOURCES COMPANY

Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of September 30, 2018. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
The Company manages commodity price risk with derivative contracts, such as swap contracts, collar contracts, collar contracts with short put options and basis swap contracts. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor" or "long put") and maximum ("ceiling") prices on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Company's realized price will exceed the variable market prices by the long put-to-short put price differential.
See Notes 4 and 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the accounting procedures followed by the Company for its derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

PIONEER NATURAL RESOURCES COMPANY

	2018	Year Ending December 31,	Liability Fair Value at September 30,
	Fourth Quarter	2019	2018 (a)
			(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Brent swap contracts (b)	—	10,000	$34
Weighted average fixed price per Bbl	—	$70.00
Brent collar contracts with short puts (c)	—	5,000	$2
Weighted average ceiling price per Bbl	$—	$87.00
Weighted average floor price per Bbl	$—	$75.00
Weighted average short put price per Bbl	$—	$65.00
Average forward Brent oil prices (d)		$72.85
NYMEX collar contracts	3,000	—	$4
Weighted average ceiling price per Bbl	$58.05	$—
Weighted average floor price per Bbl	$45.00	$—
NYMEX collar contracts with short puts	159,000	55,000	$468
Weighted average ceiling price per Bbl	$57.62	$60.13
Weighted average floor price per Bbl	$47.26	$52.27
Weighted average short put price per Bbl	$37.23	$42.27
Average forward NYMEX oil prices (d)	$63.10	$63.69
NGL Derivatives:
Ethane basis swap contracts (MMBtu) (e)	6,920	6,920	$8
Weighted average price differential per MMBtu	$1.60	$1.60
Average forward NYMEX gas prices (d)	$3.57	$2.91
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts (f)	101,348	647	$1
Weighted average fixed price per MMBtu	$3.00	$3.11
Collar contracts with short puts	50,000	—	$—
Weighted average ceiling price per MMBtu	$3.40	$—
Weighted average floor price per MMBtu	$2.75	$—
Weighted average short put price per MMBtu	$2.25	$—
Average forward NYMEX gas prices (d)	$3.57	$2.91
Basis swap contracts:
Permian Basin index swap volumes (g)	58,652	44,230	$28
Weighted average fixed price per MMBtu	$(1.46)	$(1.46)
Average forward basis differential prices (h)	$(1.69)	$(1.39)
Southern California index swap volumes (i)	66,522	84,932	$6
Weighted average fixed price per MMBtu	$0.50	$0.33
Average forward basis differential prices (j)	$2.49	$1.30

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

(b)	Subsequent to September 30, 2018, the Company liquidated its Brent swap contracts for cash payments of $5 million.

(c)
Subsequent to September 30, 2018, the Company entered into additional Brent collar contracts with short puts for 10,000 Bbls per day of 2019 production with a ceiling price of $91.36 per Bbl, a floor price of $75.00 per Bbl and a short put price of $65.00 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

(d)	The average forward Brent and NYMEX oil and gas prices are based on November 5, 2018 market quotes.

(e)
The ethane basis swap contracts reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The ethane basis swap contracts fix the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 6,920 MMBtu per day, which is equivalent to 2,500 Bbls per day of ethane. Subsequent to September 30, 2018, the Company liquidated its ethane basis swap contracts for cash payments of $4 million.

(f)	Subsequent to September 30, 2018, the Company entered into additional swap contracts for 50,000 MMBtu per day of January through March 2019 production with an average fixed price of $3.24 per MMBtu.

(g)
The referenced swap contracts fix the basis differential between the index prices at which the Company sells its Permian Basin gas and the HH index price used in swap contracts and collar contracts with short puts.

(h)	The average forward basis differential prices are based on November 5, 2018 market quotes for basis differentials between Permian Basin index prices and the HH index price.

(i)
The referenced swap contracts fix the basis differential between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in Arizona and southern California.

(j)	The average forward basis differential prices are based on November 5, 2018 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

Other derivatives. Periodically, the Company enters into gas swap contracts to mitigate gas price risk. As of September 30, 2018, the Company was party to November 2018 through March 2019 gas swap contracts for 4,500 MMBtu per day at an average fixed price of $1.58 per MMBtu. The Company will receive Permian Basin index prices in exchange for paying the fixed price. As of September 30, 2018, these positions had a fair value of nil. Based on November 5, 2018 market quotes, the respective average forward gas prices for the periods covered by the swap contracts were ($1.74) for 2018 and ($1.40) for 2019.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PIONEER NATURAL RESOURCES COMPANY

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to the legal proceeding described in Note 10 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements." The Company is also party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under Plans or Programs (b)
July 2018	218	$190.36	—	$77,647,626
August 2018	1,990	$180.70	—	$77,647,626
September 2018	543	$174.70	—	$77,647,626
Total	2,751		—
 ____________________

(a)
Represents shares purchased from employees during July, August and September 2018, respectively, in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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
Credit Agreement dated as of October 24, 2018, among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 30, 2018).

10.2	(a) —	Twelfth Amendment to Pioneer USA 401(k) and Matching Plan dated August 30, 2018.

10.3	(a) —	Amendment No. 6 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 30, 2018.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: November 8, 2018	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: November 8, 2018	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer