Form 10-Q
period 2019-03-31
PIONEER NATURAL RESOURCES CO
filed 2019-05-10
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission File Number: 1-13245
______________________________
PIONEER NATURAL RESOURCES COMPANY
(Exact name of Registrant as specified in its charter)
______________________________

Delaware	75-2702753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5205 N. O'Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)
(972) 444-9001
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	PXD	New York Stock Exchange
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

Number of shares of Common Stock outstanding as of May 6, 2019	168,423,736

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement planned stock repurchases, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

•	"BOEPD" means BOE per day.

•	"Brent" means Brent oil price, a major trading classification of light sweet oil that serves as a benchmark price for purchases of oil worldwide.

•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	"DD&A" means depletion, depreciation and amortization.

•	"GAAP" means accounting principles generally accepted in the United States of America.

•	"HH" means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for gas futures contracts on the NYMEX.

•	"MBbl" means one thousand Bbls.

•	"MBOE" means one thousand BOEs.

•	"Mcf" means one thousand cubic feet and is a measure of gas volume.

•	"MMBtu" means one million Btus.

•	"Mont Belvieu" means the daily average natural gas liquids components as priced in OPIS in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.

•	"NGL" means natural gas liquid, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

•	"NYMEX" means the New York Mercantile Exchange.

•	"Pioneer" or the "Company" means Pioneer Natural Resources Company and its subsidiaries.

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

•	All currency amounts are expressed in U.S. dollars.

PIONEER NATURAL RESOURCES COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$511	$825
Short-term investments	445	443
Accounts receivable:
Trade, net	870	694
Due from affiliates	7	120
Income taxes receivable	6	7
Inventories	253	242
Derivatives	30	52
Investment in affiliate	347	172
Other	36	25
Total current assets	2,505	2,580
Oil and gas properties, successful efforts method of accounting:
Proved properties	22,038	21,165
Unproved properties	607	601
Accumulated depletion, depreciation and amortization	(8,600)	(8,218)
Total oil and gas properties, net	14,045	13,548
Other property and equipment, net	1,072	1,291
Operating lease right-of-use assets	356	—
Long-term investments	11	125
Goodwill	264	264
Other assets	102	95
	$18,355	$17,903

The financial information included as of March 31, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,536	$1,441
Due to affiliates	181	183
Interest payable	25	53
Income taxes payable	2	2
Current portion of long-term debt	449	—
Derivatives	22	27
Operating leases	145	—
Other	172	112
Total current liabilities	2,532	1,818
Long-term debt	1,836	2,284
Deferred income taxes	1,255	1,152
Operating leases	217	—
Other liabilities	306	538
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 174,828,478 and 174,321,171 shares issued as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	9,086	9,062
Treasury stock at cost: 6,406,441 and 4,822,069 shares as of March 31, 2019 and December 31, 2018, respectively	(645)	(423)
Retained earnings	3,766	3,470
Total equity	12,209	12,111
Commitments and contingencies
	$18,355	$17,903

The financial information included as of March 31, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues and other income:
Oil and gas	$1,135	$1,266
Sales of purchased oil and gas	1,109	1,070
Interest and other	191	18
Derivative loss, net	(13)	(208)
Gain (loss) on disposition of assets, net	(9)	4
	2,413	2,150
Costs and expenses:
Oil and gas production	221	213
Production and ad valorem taxes	68	76
Depletion, depreciation and amortization	421	357
Purchased oil and gas	957	1,054
Exploration and abandonments	20	35
General and administrative	94	90
Accretion of discount on asset retirement obligations	3	4
Interest	29	36
Other	147	57
	1,960	1,922
Income before income taxes	453	228
Income tax provision	(103)	(50)
Net income attributable to common stockholders	$350	$178

Basic and diluted net income per share attributable to common stockholders	$2.06	$1.04

Weighted average shares outstanding:
Basic	169	170
Diluted	169	171

Dividends declared per share	$0.32	$0.16

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$—	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	—	(54)
Exercise of long-term incentive stock options	10	—	—	—	—	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	—	24
Net income	—	—	—	—	350	—	350
Balance as of March 31, 2019	168,422	$2	$9,086	$(645)	$3,766	$—	$12,209

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.16 per share)	—	—	—	—	(27)	—	(27)
Purchases of treasury stock	(262)	—	—	(45)	—	—	(45)
Stock-based compensation costs:
Issued awards	492	—	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	—	17
Net income	—	—	—	—	178	—	178
Balance as of March 31, 2018	170,419	$2	$8,991	$(294)	$2,698	$5	$11,402

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$350	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	421	357
Impairment of inventory and other property and equipment	32	—
Exploration expenses, including dry holes	1	5
Deferred income taxes	103	50
(Gain) loss on disposition of assets, net	9	(4)
Accretion of discount on asset retirement obligations	3	4
Interest expense	1	1
Derivative related activity	17	136
Amortization of stock-based compensation	24	17
Investment in affiliate fair value adjustment	(174)	—
Other	62	22
Change in operating assets and liabilities:
Accounts receivable	(69)	(181)
Inventories	(36)	(6)
Investments	—	3
Other current assets	(15)	(3)
Accounts payable	(74)	(9)
Interest payable	(29)	(21)
Income taxes payable	—	1
Other current liabilities	(22)	5
Net cash provided by operating activities	604	555
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	6	4
Proceeds from investments	112	554
Purchase of investments	—	(94)
Additions to oil and gas properties	(741)	(818)
Additions to other assets and other property and equipment	(72)	(51)
Net cash used in investing activities	(695)	(405)
Cash flows from financing activities:
Purchase of treasury stock	(222)	(45)
Payments of other liabilities	(1)	—
Net cash used in financing activities	(223)	(45)
Net increase (decrease) in cash and cash equivalents	(314)	105
Cash and cash equivalents, beginning of period	825	896
Cash and cash equivalents, end of period	$511	$1,001

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGL") and gas within the United States, with operations primarily in the Permian Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and impairment of goodwill and proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Adoption of new accounting standards. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842") which supersedes the lease recognition requirements in Accounting Standards Codification ("ASC") 840, "Leases" ("ASC 840"), and requires lessees to recognize lease assets and lease liabilities for those leases previously classified as operating leases. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method. The Company elected to apply the transition guidance under ASU 2018-11, "Leases (Topic 842) Targeted Improvements," in which ASC 842 is applied at the adoption date, while the comparative periods continue to be reported in accordance with historic accounting under ASC 840. This standard does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained.
ASC 842 allowed for the election of certain practical expedients at adoption to ease the burden of implementation. At implementation, the Company elected to (i) maintain the historical lease classification for leases prior to January 1, 2019, (ii) maintain the historical accounting treatment for land easements that existed at adoption, (iii) use historical practices in assessing the lease term of existing contracts at adoption, (iv) combine lease and non-lease components of a contract as a single lease and (v) not record short-term leases on the consolidated balance sheet, all in accordance with ASC 842.
As of March 31, 2019, the Company's operating lease assets and liabilities totaled $356 million and $362 million, respectively, on the consolidated balance sheet, in accordance with ASC 842. The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of December 31, 2018, the Company was the deemed owner of the Company's new corporate headquarters (for accounting purposes) during the construction period and was following the build-to-suit accounting guidance under ASC 840. On January 1, 2019, upon the adoption of ASC 842, the Company derecognized $217 million of other property and equipment and $219 million of build-to-suit lease liability costs associated with the building as this contract no longer qualifies for capitalization. The contract will be evaluated and recorded on the Company's consolidated balance sheets upon lease commencement, which is expected to occur during the second half of 2019.
See Note 10 for additional information.
New accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Entities will use the modified retrospective approach to apply the standard's provisions and record a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company continues to evaluate ASU 2016-13 but does not expect that it will have a material impact on its consolidated financial statements.
NOTE 3. Divestiture, Decommissioning and Restructuring Activities
The Company's significant divestiture, decommissioning and restructuring activities during the three months ended March 31, 2019 and 2018 are as follows:

•
In March 2019, the Company made certain changes to its leadership and organizational structure to align its cost structure with the needs of a Permian Basin-focused company. These changes included the early retirement and departure of certain officers of the Company. During the three months ended March 31, 2019, the Company recorded $12 million of employee-related charges associated with these changes. See Note 15 for additional information.

•
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro Holding Corp. ("ProPetro") in exchange for total consideration of $282 million, of which $110 million was received in the first quarter of 2019. See Note 12 for additional information. During the three months ended March 31, 2019, the Company reduced the gain associated with the sale by $10 million and recorded additional employee-related charges of $1 million related to the sale.

•
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. During the three months ended March 31, 2019, the Company recorded $23 million of accelerated depreciation and $16 million of inventory and other property and equipment impairment charges associated with the planned shutdown.

The Company's restructuring activities, including employee-related charges, contract termination charges and other costs are recorded as other expense in the statements of operations and as other noncash operating activities in the consolidated statements of cash flows. Obligations associated with employee-related charges are classified as accounts payable - due to affiliates in the consolidated balance sheets. Obligations associated with contract termination charges are classified as other current or noncurrent liabilities in the consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company's restructuring activity during the three months ended March 31, 2019 is as follows (in millions):

Employee-related charges:
Beginning employee-related obligations	$27
Additions (Note 15)	13
Cash payments	(10)
Noncash changes (Note 8)	(4)
Ending employee-related obligations	26

Contract termination charges:
Beginning contract termination obligations	111
Cash payments	(9)
Ending contract termination obligations (a)	102
Total restructuring obligations	$128
______________________

(a)
Includes $90 million of deficiency charges related to certain firm transportation contracts associated with the divestiture of the Company's gas field assets in the Raton Basin. These obligations were retained by the Company and are expected to be paid as follows: $30 million in 2019, $43 million in 2020 and $17 million in 2021.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement as of March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 31, 2019
	(in millions)
Assets:
Commodity derivatives	$—	$30	$—	$30
Deferred compensation plan assets	89	—	—	89
Investment in affiliate	—	347	—	347
Total assets	89	377	—	466
Liabilities:
Commodity derivatives	—	22	—	22
Total liabilities	—	22	—	22
	$89	$355	$—	$444

	Fair Value Measurement as of December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value as of December 31, 2018
	(in millions)
Assets:
Commodity derivatives	$—	$52	$—	$52
Deferred compensation plan assets	82	—	—	82
Investment in affiliate	—	172	—	172
Total assets	82	224	—	306
Liabilities:
Commodity derivatives	—	27	—	27
Total liabilities	—	27	—	27
	$82	$197	$—	$279
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2019 and December 31, 2018, the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs.
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro. The fair value of its investment in ProPetro is determined using Level 2 inputs, including the quoted market price for the stock as

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

adjusted to reflect a value discount due to the shares not being able to be sold until mid-2019. See Note 12 and Note 14 for additional information.
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
During the three months ended March 31, 2019, the Company impaired the remaining $16 million of inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, as these assets had no remaining future economic value. In addition, the Company recognized a $15 million impairment charge related to pressure pumping assets excluded from the December 2018 sale of the Company's pumping services assets. See Note 15 for additional information.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents:
Cash (a)	$461	461	$775	$775
Time deposits (a)	50	50	50	50
Total	$511	$511	$825	$825
Short-term investments:
Commercial paper (b)	$21	21	$53	53
Corporate bonds (c)	374	374	290	288
Time deposits (b)	50	50	100	100
Total	$445	$445	$443	$441
Long-term investments:
Corporate bonds (c)	$11	$11	$125	$125

Liabilities:
Current portion of long-term debt (d)	$449	$466	$—	$—
Long-term debt (d)	$1,836	$1,948	$2,284	$2,374
______________________

(a)	Fair value approximates carrying value due to the short-term nature of the instruments.

(b)	Fair value is determined using Level 2 inputs.

(c)	Fair value is determined using Level 1 inputs.

(d)
Fair value is determined using Level 2 inputs. The Company's senior notes are quoted but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges.

The Company has other financial instruments consisting primarily of receivables, payables, operating leases and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are highly correlated with, New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The Company also enters into pipeline capacity commitments in order to secure available oil transportation capacity from its areas of production to the Gulf Coast. In order to diversify the oil price it receives, the Company (i) enters into oil purchase transactions with third parties in its areas of production that are consistent with the oil prices that the Company receives at the lease, adjusted for transportation costs to the point of purchase, (ii) transports the purchased oil using its pipeline capacity to the Gulf Coast and (iii) enters into third party sale transactions to sell the oil into the Gulf Coast refinery or international export markets at prices that are highly correlated with Brent oil prices. As a result, the Company will generally use Brent derivative contracts to manage future oil price volatility.
Volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2019 and the weighted average oil prices for those contracts are as follows:

	2019
	Second Quarter	Third Quarter	Fourth Quarter
Brent collar contracts with short puts:
Volume per day (Bbl) (a)	15,000	15,000	15,000
Price per Bbl:
Ceiling	$89.90	$89.90	$89.90
Floor	$75.00	$75.00	$75.00
Short put	$65.00	$65.00	$65.00
____________________

(a)
Subsequent to March 31, 2019, the Company entered into additional Brent collar contracts with short puts for (i) 30,000 Bbls per day of May through December 2019 production with an average ceiling price of $75.13 per Bbl, a floor price of $65.00 per Bbl and a short put price of $55.00 per Bbl and (ii) 9,000 Bbls per day of 2020 production with a ceiling price of $75.57, a floor price of $65.00 and a short put price of $55.00.

NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the NGL component product price volatility. As of March 31, 2019, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Volumes per day associated with outstanding gas derivative contracts as of March 31, 2019 and the weighted average gas prices for those contracts are as follows:

	2019
	Second Quarter	Third Quarter	Fourth Quarter
Swap contracts:
Volume per day (MMBtu)	50,000	50,000	16,848
Price per MMBtu	$2.94	$2.94	$2.94
Basis swap contracts:
Permian Basin index swap volume per day(MMBtu) (a)	60,000	60,000	—
Price differential ($/MMBtu)	$(1.46)	$(1.46)	$—
Southern California index swap volume per day (MMBtu) (b)	80,000	80,000	80,000
Price differential ($/MMBtu)	$0.31	$0.31	$0.31
____________________

(a)	The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the HH price used in swap contracts.

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
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

Fair Value of Derivative Instruments as of March 31, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$36	$(6)	$30
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$28	$(6)	$22

Fair Value of Derivative Instruments as of December 31, 2018
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$59	$(7)	$52
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$34	$(7)	$27

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Gains and losses recorded on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Three Months Ended March 31,
		2019	2018
		(in millions)
Commodity price derivatives	Derivative loss, net	$13	$208
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
Capitalized exploratory well and project activity is as follows:

Three Months Ended March 31, 2019
(in millions)
Beginning capitalized exploratory well costs	$509
Additions to exploratory well costs pending the determination of proved reserves	647
Reclassification due to determination of proved reserves	(406)
Ending capitalized exploratory well costs	$750
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of March 31, 2019	As of December 31, 2018
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$750	$509
More than one year	—	—
	$750	$509
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	—	—
NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date of October 2023. As of March 31, 2019, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 7.50% senior notes with a debt principal balance of $450 million will mature in January 2020 and are classified as current in the consolidated balance sheet as of March 31, 2019.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 8. Incentive Plans
Stock-based compensation. For the three months ended March 31, 2019, the Company recorded $29 million of stock-based compensation expense for all plans, as compared to $23 million for the same period in 2018. Stock-based compensation expense for the three months ended March 31, 2019 included $3 million of remaining expense associated with the unvested restricted stock awards and performance units granted to the Company's former CEO, who retired during the period, in accordance with the terms of his award agreements. In addition, the Company accounted for the modification of award agreements with certain other officers that were notified during the three months ended March 31, 2019 of the Company's planned changes to its leadership and organizational structure to align its cost structure with the needs of a Permian Basin-focused company. These other officer modifications provided for the full vesting of all outstanding awards upon each such officers' early retirement and departure from the Company. The modification associated with the full vesting of outstanding awards resulted in a modified fair value that is in excess of what would have vested in accordance with the terms of the original award agreements. The stock-based compensation expense associated with the modified awards will be recognized over the remaining service period of those officers, which is generally expected to be less than 90 days.
As of March 31, 2019, there was $146 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $29 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2019 and December 31, 2018, accounts payable – due to affiliates included $3 million and $14 million, respectively, of liabilities attributable to Liability Awards.
Activity for outstanding restricted stock awards and performance units is as follows:

	Three Months Ended March 31, 2019
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units
Beginning incentive compensation awards	799,672	201,501	119,169
Awards granted	470,204	125,607	86,483
Awards forfeited	(3,201)	(2,026)	—
Awards vested (a)	(391,446)	(101,219)	(39,793)
Ending incentive compensation awards	875,229	223,863	165,859
 ____________________

(a)	Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards and performance units that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 9. Asset Retirement Obligations
Asset retirement obligations activity is as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Beginning asset retirement obligations	$183	$271
New wells placed on production	—	1
Changes in estimates	—	2
Obligations reclassified to liabilities held for sale	—	(6)
Liabilities settled	(6)	(9)
Accretion of discount	3	4
Ending asset retirement obligations	$180	$263
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the current portions of the Company's asset retirement obligations were $31 million and $25 million, respectively.
NOTE 10. Leases
The Company leases drilling rigs, storage tanks, equipment and office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
In June 2017, the Company entered into a 20-year operating lease for the Company's new corporate headquarters that is currently being constructed in Irving, Texas. Annual base rent is expected to be $33 million and lease payments are expected to commence once the building is complete. The Company has a variable equity interest in the entity that is constructing the building. The Company is not the primary beneficiary of the variable interest entity and only has a profit sharing interest after certain economic returns are achieved. The Company has no exposure to the variable interest entity's losses or future liabilities, if any. The contract for the Company's new corporate headquarters will be evaluated under ASC 842 upon lease commencement, which is expected to occur during the second half of 2019.
Lease costs, including amounts recoverable from joint operating partners, are as follows:

Three Months Ended March 31, 2019
($ in millions)
Lease costs:
Operating lease cost (a)	$45
Short-term lease cost (b)	6
Variable lease cost (c)	19
Total lease costs	$70

Other information:
Cash paid for amounts included in lease costs (d):
Operating cash flows from operating leases	$21
Investing cash flows from operating leases (e)	$49
Right-of-use assets obtained in exchange for new operating lease liabilities	$88
Weighted-average remaining lease term - operating leases	3.4 years
Weighted-average discount rate - operating leases	3.3%
 ____________________

(a)	Represents straight-line rent cost associated with the Company's operating lease right-of-use assets.

(b)	Represents costs associated with short-term leases (those with a contractual term of 12 months or less) that are not recorded on the consolidated balance sheet.

(c)
Variable lease costs are primarily comprised of the non-lease service component of drilling rig commitments above the minimum required payments. Both the minimum required payments and the non-lease service component of the drilling rig commitments are capitalized as additions to oil and gas properties.

(d)	Cash paid for amounts included in total lease costs may not agree due to timing of cash payments and costs incurred.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(e)	Lease costs associated with drilling operations are capitalized as additions to oil and gas properties.
The payment schedule for the Company's operating lease obligations as of March 31, 2019 is as follows:

Operating Leases
(in millions)
Remainder of 2019	$122
2020	127
2021	69
2022	36
2023	9
Thereafter	26
Total minimum lease payments	389
Less: Amount associated with discounting	(27)
Total	$362
NOTE 11. Commitments and Contingencies
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty and income taxes. The Company does not believe it is probable that these obligations will have a material impact on its liquidity, financial position or future results of operations. Also associated with its divestiture transactions, the Company has issued and received guarantees to facilitate the transfer of contractual obligations, such as firm transportation agreements or gathering and processing arrangements. The Company believes the likelihood of making or receiving payments under these guarantees is remote. As of March 31, 2019, the maximum amount of payments the Company could be required to make under the guarantees is $128 million, which could be partially offset by credit support from third parties of $69 million.
Firm purchase, gathering, processing, transportation and fractionation commitments. From time to time, the Company enters into, and as of March 31, 2019 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase and process sand and purchase water for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, storage and fractionation services and (iii) with oilfield services companies that provide pressure pumping services. These commitments are normal and customary for the Company's business activities.
NOTE 12. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of short-term receivables that were collected during the three months ended March 31, 2019. ProPetro is considered a related party since the shares received represent approximately 16 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services. The costs of these services are capitalized in oil and gas properties as incurred. See Note 3 and Note 14 for additional information.
Transactions and balances with ProPetro are as follows:

Three Months Ended March 31, 2019
(in millions)
Pressure pumping services	$147

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Accounts receivable - due from affiliate (a)	$7	$119
Accounts payable - due to affiliate (b)	$104	$37
____________________

(a)	Includes employee-related charges to be reimbursed by ProPetro and $110 million of short-term receivables as of December 31, 2018 that were collected during the three months ended March 31, 2019.

(b)
Prior to the Company's sale of its pressure pumping assets to ProPetro, the Company utilized the services of ProPetro in the normal course of business. The balance as of December 31, 2018 represents invoices associated with those services that were in the process of being paid.

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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Oil sales	$917	$1,013
NGL sales	138	165
Gas sales	80	88
Total oil and gas sales	1,135	1,266
Sales of purchased oil	1,107	1,051
Sales of purchased gas	2	19
Total sales of purchased oil and gas	1,109	1,070
Total revenue derived from contracts with purchasers	$2,244	$2,336
Oil sales. Sales under the Company's oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes revenue when control transfers to the purchaser at the wellhead based on the net price received.
NGL and gas sales. The Company evaluated whether it is the principal or the agent in gas processing transactions and concluded that it is the principal when it has the ability to take-in-kind, which is the case in the majority of the Company's gas processing and transportation contracts. Therefore the Company recognizes revenue on a gross basis, with the gathering, processing,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

transportation and fractionation costs associated with its take-in-kind arrangements being recorded as oil and gas production costs in the consolidated statement of operations.
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to (i) diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and (ii) satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. Firm transportation payments on excess pipeline capacity are included in other expense in the consolidated statements of operations.
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL and gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, differences between the Company's revenue estimates and actual revenue received have not been significant. As of March 31, 2019 and December 31, 2018, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $825 million and $646 million, respectively.
NOTE 14. Interest and Other Income
The components of interest and other income are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Investment in affiliate fair value adjustment (Note 4)	$174	$—
Interest income	8	7
Deferred compensation plan income	7	4
Other income	2	4
Seismic data sales	—	3
	$191	$18

 NOTE 15. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Transportation commitment charges (a)	$40	$34
Asset impairment (b) (Note 4)	32	—
Restructuring charges (Note 3)	13	—
Accelerated depreciation (c)	23	—
Vertical integration services loss, net (d)	20	6
Other	10	13
Legal and environmental charges	5	4
Idle drilling and well service equipment charges (e)	4	—
	$147	$57
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Represents inventory and other property and equipment impairment charges of $16 million related to the decommissioning of the Company's Brady, Texas sand mine and $15 million of impairment charges related to inventory and other property and equipment excluded from the Company's sale of its pumping services assets in December 2018.

(c)	Represents accelerated depreciation related to the decommissioning of the Company's Brady, Texas sand mine.

(d)
For the three months ended March 31, 2019, amount includes $9 million of decommissioning operating expenses related to the Company's Brady sand mine and $15 million of carryover and winding down operating expenses related to the Company's sale of its pumping services assets in December 2018, partially offset by net margins (attributable to third party working interest owners) that result from Company-provided well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2019, these vertical integration net margins included $35 million of revenues and $55 million of costs and expenses. For the same period in 2018, these vertical integration net margins included $34 million of revenues and $40 million of costs and expenses.

(e)	Primarily represents expenses attributable to idle frac fleet and drilling rig fees that are not chargeable to joint operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 16. Income Taxes
Income tax provision and effective tax rate are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Deferred tax provision	$103	$50
Effective tax rate	23%	22%
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of March 31, 2019 and December 31, 2018, the Company had unrecognized tax benefits ("UTBs") of $141 million for each respective period resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The timing as to when the Company will substantially resolve the uncertainties associated with the UTBs is uncertain.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of March 31, 2019, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 17. Net Income Per Share
The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income attributable to common stockholders	$350	$178
Participating share-based earnings	(2)	(1)
Basic and diluted net income attributable to common stockholders	$348	$177
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Basic weighted average shares outstanding	169	170
Dilution attributable to stock-based compensation awards	—	1
Diluted weighted average shares outstanding	169	171
Stock repurchase program. In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program. Under this stock repurchase program, the Company may repurchase shares at management's discretion in accordance with applicable securities laws. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The stock repurchase program has no time limit, may be modified, suspended or terminated at any time by the board of directors and replaced and terminated the Company's prior $100 million common stock repurchase program announced in February 2018.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

During the three months ended March 31, 2019 and 2018, the Company repurchased $200 million and $17 million, respectively, of common stock under these repurchase programs. As of March 31, 2019, $1.7 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 18. Subsequent Events
In May 2019, the Company completed the sale of its Eagle Ford assets and other remaining assets in South Texas to an unaffiliated third party. The sale of these assets is expected to result in a pretax loss of $400 million to $550 million during the second quarter of 2019. The Company expects to recognize a liability associated with the sale for estimated deficiency fees retained by the Company on unused minimum volume commitments. Additionally, under the agreement, the Company expects to receive up to $475 million in total proceeds, of which $25 million was received at closing and $450 million is contingent on future commodity prices. The contingent proceeds will be valued based on the probability-weighted estimate of proceeds that will be received over the earn-out period using forecasted commodity prices. The contingent proceeds will be determined annually over the 2020 through 2024-time periods based on actual commodity prices for each year. The contingent proceeds, if any, will be received between 2023 and 2025.
In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company expects this divestiture process to be completed before the end of 2019, although no assurance can be given that this divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company.
In April 2019, the Company adopted a voluntary separation program (“VSP”) for certain eligible employees. Eligible employees who voluntarily choose to participate in the program will receive certain severance and related benefits above the Company's customary involuntary termination benefits. The Company plans to further reduce its headcount levels during the second quarter of 2019 with an involuntary separation program. Based on initial estimates, the Company expects to recognize between $140 million and $180 million of severance and related benefit costs associated with the voluntary and involuntary programs during the second quarter of 2019, of which approximately 25 percent is expected to be noncash charges related to the accelerated vesting of certain equity awards.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2019 included the following highlights:

•
Net income attributable to common stockholders for the three months ended March 31, 2019 was $350 million ($2.06 per diluted share), as compared to net income of $178 million ($1.04 per diluted share) for the same period in 2018. The primary components of the increase in net income attributable to common stockholders include:

•	a $195 million decrease in derivative net losses, primarily as a result of changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;

•
a $173 million increase in interest and other income, primarily due to a $174 million noncash fair value adjustment gain attributable to the 16.6 million shares of ProPetro Holding Corp. ("ProPetro") common stock owned by the Company;

•	a $136 million increase in net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales; and

•	a $15 million decrease in exploration and abandonment expense, primarily due to reductions in geological and geophysical costs and abandoned well costs;
partially offset by:

•
a $131 million decrease in oil and gas revenues primarily due to a 16 percent decrease in average realized commodity prices per BOE, partially offset by a seven percent increase in daily sales volumes;

•
a $90 million increase in other expense, primarily due to inventory and other property and other equipment impairment charges of $32 million associated with the Company's decommissioning of the Brady, Texas sand mine and pumping services asset sale, accelerated depreciation of $23 million related to the decommissioning of the Company's Brady, Texas sand mine and corporate restructuring-related charges of $13 million to align the organization with the needs of a Permian Basin-focused company;

•
a $64 million increase in DD&A expense, primarily due to declines in commodity prices, which led to reductions in proved reserves as a result of shortening the economic productive lives of the Company's producing wells; and

•	a $53 million increase in the Company's income tax provision as a result of the improvements in earnings during the three months ended March 31, 2019, as compared to the same period in 2018.

•
During the three months ended March 31, 2019, average daily sales volumes increased by seven percent to 333,430 BOEPD, as compared to 311,845 BOEPD during the same period in 2018, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 divestitures.

•
Average oil, NGL and gas prices decreased per Bbl (for oil and NGL) and Mcf (for gas) during the three months ended March 31, 2019 to $49.38, $22.79 and $2.50, respectively, as compared to $61.64, $27.74 and $2.59, respectively, for the same period in 2018.

•
Net cash provided by operating activities increased by nine percent to $604 million for the three months ended March 31, 2019, as compared to $555 million for the same period in 2018, primarily due to an increase of (i) $136 million in net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales and (ii) $76 million of incremental cash available from commodity derivative activity, partially offset by decreases in the Company's oil and gas revenues in 2019 as a result of decreases in commodity prices.

•	As of March 31, 2019 and December 31, 2018, the Company's net debt to book capitalization was 10 percent and seven percent, respectively.

PIONEER NATURAL RESOURCES COMPANY

 Second Quarter 2019 Outlook
The Company is only providing Permian Basin specific estimates for production, production costs and DD&A expense for the three months ending June 30, 2019. All other operating and financial results for the three months ending June 30, 2019 provided below reflect the expected results of the total Company. The Company completed the sale of its Eagle Ford and other South Texas assets in early May 2019; consequently, the results of operations for these assets will be included in the Company's consolidated financial results through April 2019.

Three Months Ending June 30, 2019
Guidance
($ in millions, except per BOE amounts)
Permian Basin Specific Guidance:
Average daily production (MBOE)	313 - 328
Average daily oil production (MBbl)	198 - 208
Production costs per BOE	$8.50 - $10.50
DD&A per BOE	$13.00 - $15.00
Total Company Guidance:
Exploration and abandonments expense	$20 - $30
General and administrative expense	$93 - $98
Accretion of discount on asset retirement obligations	$3 - $6
Interest expense	$28 - $33
Other expense	$25 - $35
Cash flow uplift from firm transportation	$50 - $110
Current income tax provision	< $5
Effective tax rate	21% - 25%
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes by significant asset area are as follows:

	Three Months Ended March 31, 2019
	Permian Basin	Total Company
Oil (Bbls)	202,538	206,256
NGL (Bbls)	63,277	67,070
Gas (Mcf)	322,986	360,620
Total (BOE)	319,646	333,430
The Company's liquids production increased to 82 percent of total production on a BOE basis for the three months ended March 31, 2019, as compared to 80 percent for the same period last year.
Costs incurred by significant asset area are as follows:

	Three Months Ended March 31, 2019
	Permian Basin	Total Company
	(in millions)
Unproved property acquisitions costs	$11	$11
Exploration costs	659	663
Development costs	238	239
Total	$908	$913

PIONEER NATURAL RESOURCES COMPANY

Development drilling activity by significant asset area is as follows:

	Three Months Ended March 31, 2019
	Permian Basin	Total Company
Beginning wells in progress	16	16
Wells spud	9	9
Successful wells	(9)	(9)
Ending wells in progress	16	16
Exploration/extension drilling activity by significant asset area is as follows:

	Three Months Ended March 31, 2019
	Permian Basin	Total Company
Beginning wells in progress	163	166
Wells spud	92	92
Successful wells	(64)	(64)
Ending wells in progress	191	194
Permian Basin area. The Company is currently operating 22 rigs in the Spraberry/Wolfcamp field, with 17 rigs operating in the northern portion of the play and 5 rigs operating in the southern portion of the play.
During the three months ended March 31, 2019, the Company successfully completed 60 horizontal wells in the northern portion of the play and 13 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 50 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 30 percent were Wolfcamp B interval wells and the remaining 20 percent were primarily Spraberry interval wells. In the southern portion of the play, 100 percent of the horizontal wells placed on production were Wolfcamp B interval wells.
The Company expects to place on production in 2019 between 265 and 290 horizontal wells. Approximately 45 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 35 percent of the horizontal wells are planned to be drilled in the Wolfcamp A interval and the remaining 20 percent will be a combination of wells in the Spraberry intervals and a limited appraisal program for the Wolfcamp D interval.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $1.1 billion for the three months ended March 31, 2019, as compared to $1.3 billion for the same period in 2018. The decrease in oil and gas revenues during the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to decreases of 20 percent, 18 percent and three percent in oil, NGL and gas prices, respectively, and a decrease of five percent in gas sales volumes, partially offset by increases of 13 percent and one percent in daily oil and NGL sales volumes, respectively.
Average daily BOE sales volumes increased by seven percent for the three months ended March 31, 2019, as compared to the same period in 2018, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 divestitures.
Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2019	2018
Oil (Bbls)	206,256	182,519
NGL (Bbls)	67,070	66,181
Gas (Mcf)	360,620	378,869
Total (BOEs)	333,430	311,845

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended March 31,
	2019	2018
Oil per Bbl	$49.38	$61.64
NGL per Bbl	$22.79	$27.74
Gas per Mcf	$2.50	$2.59
Total per BOE	$37.84	$45.11
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to (i) diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and (ii) satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. The net effect of third party purchases and sales of oil and gas for the three months ended March 31, 2019 was income of $152 million, as compared to income of $16 million for the same period in 2018. Firm transportation payments on excess pipeline capacity commitments that are not able to be mitigated through purchase and sale transactions are included in other expense in the consolidated statements of operations. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income. The Company's interest and other income for the three months ended March 31, 2019 was $191 million , as compared to $18 million for the same period in 2018. The increase in interest and other income during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a noncash gain of $174 million as a result of the fair value adjustment on the 16.6 million shares of ProPetro's common stock that the Company owns. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative loss, net. The Company utilizes commodity swap contracts, option contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2019, the Company recorded a $13 million net derivative loss on commodity price derivatives, which included $4 million of net cash receipts. During the three months ended March 31, 2018, the Company recorded a $208 million net derivative loss on commodity price and marketing derivatives, of which $72 million represented net cash payments.
Commodity derivatives and the relative price impact (per Bbl or Mcf) are as follows:

	Three Months Ended March 31, 2019
	Net cash receipts (payments)	Price impact
	(in millions)
Oil derivative receipts	$12	$0.68	per Bbl
Gas derivative payments	(8)	$(0.26)	per Mcf
Total net commodity derivative receipts	$4

	Three Months Ended March 31, 2018
	Net cash receipts (payments)	Price impact
	(in millions)
Oil derivative payments	$(74)	$(4.49)	per Bbl
NGL derivative receipts	—	$0.08	per Bbl
Gas derivative receipts	2	$0.05	per Mcf
Total net commodity derivative payments	$(72)

PIONEER NATURAL RESOURCES COMPANY

The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain (loss) on disposition of assets, net. The Company recorded a net loss on the disposition of assets of $9 million for the three months ended March 31, 2019, as compared to a net gain of $4 million for the same period in 2018. The net loss on the disposition of assets for the three months ended March 31, 2019 is primarily related to post-closing adjustments that were recorded associated with the Company's December 2018 sale of its pressure pumping assets.
Oil and gas production costs. The Company recognized oil and gas production costs of $221 million during the three months ended March 31, 2019, as compared to $213 million during the same period in 2018. Lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control. Gathering, processing and transportation charges represent the cost to gather, process, transport and fractionate the Company's gas and NGL. Net natural gas plant income represents the net revenues attributable to the Company's ownership interest in third party operated gathering and processing facilities.
Total production costs per BOE are as follows:

	Three Months Ended March 31,
	2019	2018
Lease operating expenses	$5.12	$4.41
Gathering, processing and transportation charges	2.33	2.47
Net natural gas plant income	(0.96)	(0.10)
Workover costs	0.87	0.82
	$7.36	$7.60
Total oil and gas production costs per BOE for the three months ended March 31, 2019 decreased by three percent, as compared to the same period in 2018. Lease operating expenses per BOE increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to increased maintenance on the Company's vertical wells. Gathering, processing and transportation charges include field gathering and gas processing costs and transportation and fractionation costs paid to third parties to transport and fractionate the Company's NGL production and transport the Company's gas production so such production can be sold. The change in net natural gas plant income per BOE for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily reflective of changes in net revenues earned from the Company's ownership interest in third party operated gathering and processing facilities.
In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company expects this divestiture process to be completed before the end of 2019, although no assurance can be given that this divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company.
Production and ad valorem taxes. The Company's production and ad valorem taxes were $68 million during the three months ended March 31, 2019, as compared to $76 million for the same period in 2018. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The decrease in production and ad valorem taxes per BOE for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to the decrease in oil, NGL and gas prices during 2019.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended March 31,
	2019	2018
Production taxes	$1.70	$2.01
Ad valorem taxes	0.56	0.69
	$2.26	$2.70
Depletion, depreciation and amortization expense. The Company's DD&A expense was $421 million ($14.01 per BOE) for the three months ended March 31, 2019, as compared to $357 million ($12.72 per BOE) for the same period in 2018. Depletion

PIONEER NATURAL RESOURCES COMPANY

expense on oil and gas properties was $13.20 per BOE during the three months ended March 31, 2019, as compared to $12.32 per BOE during the same period in 2018.
Depletion expense on oil and gas properties per BOE for the three months ended March 31, 2019 increased by seven percent, as compared to the same period in 2018, primarily due to declines in commodity prices, which led to reductions in proved reserves as a result of shortening the economic productive lives of the Company's producing wells.
Exploration and abandonments expense. Geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Geological and geophysical	$20	$28
Exploratory well costs	—	4
Leasehold abandonments and other	—	3
	$20	$35
The geological and geophysical expenses for the three months ended March 31, 2019 and 2018 were primarily related to geological and geophysical personnel costs.
During the three months ended March 31, 2019, the Company drilled and evaluated 64 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2018, the Company drilled and evaluated 67 exploration/extension wells, 65 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2019 was $94 million ($3.14 per BOE) as compared to $90 million ($3.22 per BOE) for the same period in 2018. The increase in general and administrative costs during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in costs associated with information technology subscription-based software.
During the three months ended March 31, 2019, the Company initiated a review of its overall headcount and cost structure in order to better align the organization around its Permian Basin assets. This review resulted in the notification to certain officers of the Company's planned changes to its leadership and organizational structure to align its cost structure with the needs of a Permian Basin-focused company. The Company plans to further reduce its headcount levels during the second quarter of 2019 with a voluntary and involuntary separation program. Based on initial estimates, the Company expects to recognize between $140 million and $180 million of severance related benefit costs associated with the voluntary and involuntary programs during the second quarter of 2019, of which approximately 25 percent is expected to be noncash charges related to the accelerated vesting of certain equity awards. In addition to headcount adjustments, the Company is implementing other cost reduction initiatives to further reduce general and administrative costs.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3 million and for the three months ended March 31, 2019, as compared to $4 million for the same period in 2018. See Note 9 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
 Interest expense. Interest expense was $29 million for the three months ended March 31, 2019, as compared to $36 million for the same period in 2018. The decrease in interest expense during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the repayment of the Company's 6.875% Senior Notes, which matured in May 2018. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2019 was 5.3 percent, as compared to 5.6 percent for the same period in 2018. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense. Other expense was $147 million for the three months ended March 31, 2019, as compared to $57 million for the same period in 2018. The increase in other expense during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to inventory and other property and other equipment impairment charges of $32 million associated with the Company's decommissioning of the Brady, Texas sand mine and pumping services asset sale, accelerated depreciation of $23 million related to the decommissioning of the Company's Brady, Texas sand mine and corporate restructuring-related charges of $13 million as part of the Company's initiative to align the organization with the needs of a Permian Basin-focused company. See Note 3 and Note 15 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY

Income tax provision. The Company recognized an income tax provision of $103 million for the three months ended March 31, 2019, as compared to an income tax provision of $50 million for the same period in 2018. The Company's effective tax rate for the three months ended March 31, 2019 was 23 percent, as compared to 22 percent for the same period in 2018. See Note 16 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of short-term and long-term investments, (iv) proceeds from planned divestitures, (iv) unused borrowing capacity under its credit facility (the "Credit Facility"), (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets.
The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2019 capital expenditures and dividend payments and provide adequate liquidity to fund other needs, including stock repurchases, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
2019 capital budget. The Company's total Permian capital budget for 2019 is expected to be in the range of $3.1 billion to $3.4 billion, consisting of $2.8 billion to $3.1 billion for drilling and completion related activities, including additional tank batteries and salt water disposal facilities, and $300 million for gas processing facilities, water infrastructure, well services and vehicles. The Company's total Permian capital expenditures for the three months ended March 31, 2019 were $928 million. The 2019 capital budget and actual capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. Cash flows from operating, investing and financing activities are summarized below.
As of March 31, 2019, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2019. The Company also had cash on hand of $511 million, short-term investments of $792 million (including the Company's $347 million investment in an affiliate) and long-term investments of $11 million as of March 31, 2019.
Operating activities. Net cash provided by operating activities was $604 million for the three months ended March 31, 2019, as compared to $555 million during the same period in 2018. The increase in net cash flow provided by operating activities during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase of (i) $136 million in net sales of purchased oil and gas, primarily due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales and (ii) $76 million in incremental cash available from commodity derivatives, partially offset by decreases in the Company's oil and gas revenues in 2019 as a result of decreases in commodity prices.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2019 was $695 million, as compared to $405 million during the same period in 2018. The increase of $290 million in net cash flow used in investing

PIONEER NATURAL RESOURCES COMPANY

activities during the three months ended March 31, 2019, as compared to same period in 2018, is primarily due a decrease of $348 million in proceeds from sales of investments (commercial paper, corporate bonds and time deposits) net of investment purchases and an increase of $21 million in purchases of other assets, property and equipment, partially offset by a decrease of $77 million in additions to oil and gas properties. The Company's investing activities during the three months ended March 31, 2019 were primarily funded by net cash provided by operating activities.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2019 was $223 million, as compared to $45 million during the same period in 2018. The increase in net cash used in financing activities during the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due an increase of $177 million in repurchases of the Company's common stock.
Dividends/distributions. During February of 2019, the Company's board of directors declared a semiannual dividend of $0.32 per common share, as compared to a semiannual dividend of $0.16 per common share during February of 2018. In May 2019, the Company announced its intent to increase its dividend towards a one percent yield over time, subject to approval by the board of directors; however, future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2019, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (iii) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, transportation and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements " for additional information.
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
Firm purchase, transportation, fractionation, gathering and processing commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase sand and water for use in the Company's drilling operations, (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery commitments and (iii) contractual commitments for pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of March 31, 2019, these contracts represented net assets of $8 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2019. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2019, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of March 31, 2019 the Company had no variable rate debt outstanding under its credit facility and therefore no related exposure to interest rate risk. As of March 31, 2019, the Company had $2.3 billion of fixed rate long-term debt outstanding with an weighted average interest rate of 5.3 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions if it is anticipated that the commodity price forecast is expected to improve. Such proceeds can be used for the purpose of funding the Company's capital program or for general working capital needs. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements. The Company manages commodity price risk with the following types of derivative contracts:

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

•
Options. Selling individual call options can enhance the market price by the premium received or, alternatively, the premium received can be utilized to improve swap or collar contract prices. Purchased put options establish a minimum floor price (less any premiums paid) and allow participation in higher prices when prices close above the floor price.

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

PIONEER NATURAL RESOURCES COMPANY

The average forward prices based on March 31, 2019 market quotes are as follows:

	2019
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$67.24	$66.52	$65.96
Average forward NYMEX gas price per MMBtu	$2.69	$2.79	$2.90
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(2.37)	$(1.68)	$—
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (b)	$1.65	$1.80	$0.87
The average forward prices based on May 6, 2019 market quotes are as follows:

	2019
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$70.81	$69.16	$67.92
Average forward NYMEX gas price per MMBtu	$2.52	$2.57	$2.72
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(2.32)	$(1.73)	$—
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (b)	$1.85	$2.12	$0.78
___________________

(a)
Based on market quotes for basis differentials between Permian Basin index prices and the NYMEX Henry Hub index prices. The Company currently has no Permian Basin index swap contracts covering the fourth quarter of 2019.

(b)	Based on market quotes for basis differentials between Permian Basin index prices and southern California index prices.
See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Evaluation of disclosure controls and procedures. The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
In addition to the information set forth in this report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Company's 2018 Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended March 31, 2019
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 2019	1,374,057	$139.32	1,335,176	$1,686,232,673
February 2019	219,849	$139.72	101,357	$1,672,358,339
March 2019	143	$139.29	—	$1,672,358,339
	1,594,049		1,436,533
____________________

(a)	Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.

(b)	In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program.

ITEM 4.	MINE SAFETY DISCLOSURES
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

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS
Exhibits

Exhibit Number	Description

10.1 (a)	Amendment No. 7 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed March 5, 2019.

10.2 (a)
Indemnification Agreement, dated effective March 21, 2016, between the Company and Craig A. Kuiper, together a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement.

10.3 (a)
Change in Control Agreement, dated February 21, 2019, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement.

10.4 (a)	Severance Agreement, dated February 21, 2019, between the Company and Scott D. Sheffield.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (a)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (a)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1 (a)	Mine Safety Disclosures.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Taxonomy Extension Schema.

101.CAL (a)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

May 9, 2019	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

May 9, 2019	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer