Form 10-Q
period 2019-06-30
PIONEER NATURAL RESOURCES CO
filed 2019-08-09
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
5205 N. O'Connor Blvd., Suite 200
Irving, Texas 75039
(Address of principal executive offices and zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

Number of shares of Common Stock outstanding as of August 5, 2019	167,143,628

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement planned stock repurchases, the risks associated with the ownership and operation of the Company's oilfield services businesses and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

•	All currency amounts are expressed in U.S. dollars.

PIONEER NATURAL RESOURCES COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$643	$825
Restricted cash	75	—
Short-term investments	—	443
Accounts receivable:
Trade, net	783	694
Due from affiliates	6	120
Income taxes receivable	6	7
Inventories	249	242
Derivatives	49	52
Investment in affiliate	344	172
Other	20	25
Total current assets	2,175	2,580
Oil and gas properties, successful efforts method of accounting:
Proved properties	21,271	21,165
Unproved properties	606	601
Accumulated depletion, depreciation and amortization	(7,875)	(8,218)
Total oil and gas properties, net	14,002	13,548
Other property and equipment, net	1,035	1,291
Operating lease right-of-use assets	332	—
Long-term investments	—	125
Goodwill	262	264
Derivatives	10	—
Other assets	290	95
	$18,106	$17,903

The financial information included as of June 30, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,324	$1,441
Due to affiliates	248	183
Interest payable	53	53
Income taxes payable	—	2
Current portion of long-term debt	449	—
Derivatives	15	27
Operating leases	141	—
Other	295	112
Total current liabilities	2,525	1,818
Long-term debt	1,837	2,284
Deferred income taxes	1,208	1,152
Operating leases	195	—
Other liabilities	465	538
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 174,877,208 and 174,321,171 shares issued as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	9,124	9,062
Treasury stock at cost: 7,755,710 and 4,822,069 shares as of June 30, 2019 and December 31, 2018, respectively	(847)	(423)
Retained earnings	3,597	3,470
Total equity	11,876	12,111
Commitments and contingencies
	$18,106	$17,903

The financial information included as of June 30, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues and other income:
Oil and gas	$1,196	$1,286	$2,332	$2,552
Sales of purchased oil and gas	1,183	1,095	2,292	2,166
Interest and other income (loss), net	(11)	9	181	26
Derivative gain (loss), net	43	(358)	29	(566)
Gain (loss) on disposition of assets, net	(488)	79	(498)	83
	1,923	2,111	4,336	4,261
Costs and expenses:
Oil and gas production	219	243	440	456
Production and ad valorem taxes	69	70	136	146
Depletion, depreciation and amortization	412	378	833	735
Purchased oil and gas	1,102	1,026	2,059	2,080
Impairment of oil and gas properties	—	77	—	77
Exploration and abandonments	15	28	35	63
General and administrative	80	95	174	185
Accretion of discount on asset retirement obligations	2	4	5	8
Interest	29	32	59	68
Other	211	76	358	133
	2,139	2,029	4,099	3,951
Income (loss) before income taxes	(216)	82	237	310
Income tax benefit (provision)	47	(19)	(56)	(69)
Net income (loss)	(169)	63	181	241
Net loss attributable to noncontrolling interests	—	3	—	3
Net income (loss) attributable to common stockholders	$(169)	$66	$181	$244

Basic and diluted net income (loss) per share attributable to common stockholders	$(1.01)	$0.38	$1.07	$1.42

Weighted average shares outstanding:
Basic	168	170	168	170
Diluted	168	171	169	171

Dividends declared per share	$—	$—	$0.32	$0.16

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	(54)
Exercise of long-term incentive stock options	10	—	—	—	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	24
Net income	—	—	—	—	350	350
Balance as of March 31, 2019	168,422	2	9,086	(645)	3,766	12,209
Purchases of treasury stock	(1,349)	—	—	(202)	—	(202)
Stock-based compensation costs:
Issued awards	49	—	—	—	—	—
Compensation costs included in net loss	—	—	38	—	—	38
Net loss	—	—	—	—	(169)	(169)
Balance as of June 30, 2019	167,122	$2	$9,124	$(847)	$3,597	$11,876

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.16 per share)	—	—	—	—	(27)	—	(27)
Purchases of treasury stock	(262)	—	—	(45)	—	—	(45)
Stock-based compensation costs:
Issued awards	492	—	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	—	17
Net income	—	—	—	—	178	—	178
Balance as of March 31, 2018	170,419	2	8,991	(294)	2,698	5	11,402
Exercise of long-term incentive stock options	7	—	—	1	—	—	1
Purchases of treasury stock	(31)	—	—	(6)	—	—	(6)
Stock-based compensation costs:
Issued awards	6	—	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	—	24
Net income	—	—	—	—	66	(3)	63
Balance as of June 30, 2018	170,401	$2	$9,015	$(299)	$2,764	$2	$11,484

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$181	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	833	735
Impairment of oil and gas properties	—	77
Impairment of inventory and other property and equipment	31	6
Exploration expenses, including dry holes	4	9
Deferred income taxes	56	69
(Gain) loss on disposition of assets, net	498	(83)
Accretion of discount on asset retirement obligations	5	8
Interest expense	3	2
Derivative related activity	(20)	355
Amortization of stock-based compensation	62	41
Investment in affiliate fair value adjustment	(171)	—
Other	89	45
Change in operating assets and liabilities:
Accounts receivable	17	(214)
Inventories	(58)	(35)
Investments	—	4
Other current assets	(16)	(7)
Accounts payable	(69)	218
Interest payable	—	(5)
Other current liabilities	(52)	(12)
Net cash provided by operating activities	1,393	1,454
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	57	111
Proceeds from investments	568	1,051
Purchases of investments	—	(482)
Additions to oil and gas properties	(1,510)	(1,588)
Additions to other assets and other property and equipment	(135)	(116)
Net cash used in investing activities	(1,020)	(1,024)
Cash flows from financing activities:
Principal payments on long-term debt	—	(450)
Purchases of treasury stock	(424)	(51)
Exercise of long-term incentive plan stock options	—	1
Payments of other liabilities	(2)	(7)
Dividends paid	(54)	(27)
Net cash used in financing activities	(480)	(534)
Net decrease in cash, cash equivalents and restricted cash	(107)	(104)
Cash, cash equivalents and restricted cash, beginning of period	825	896
Cash, cash equivalents and restricted cash, end of period	$718	$792

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGL") and gas in the Permian Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results for a full year.
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
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and evaluations for impairment of goodwill and proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Adoption of new accounting standards. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842"), which supersedes the lease recognition requirements in Accounting Standards Codification ("ASC") 840, "Leases" ("ASC 840"), and requires lessees to recognize lease assets and lease liabilities for those leases previously classified as operating leases. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method. The Company elected to apply the transition guidance under ASU 2018-11, "Leases (Topic 842) Targeted Improvements," in which ASC 842 is applied at the adoption date, while the comparative periods continue to be reported in accordance with historic accounting under ASC 840. This standard does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained.
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
The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on the Company's cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842.
As of December 31, 2018, the Company was the deemed owner of the Company's new corporate headquarters (for accounting purposes) during the construction period and was following the build-to-suit accounting guidance under ASC 840. On January 1, 2019, upon the adoption of ASC 842, the Company derecognized $217 million of other property and equipment and $219 million

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

of build-to-suit lease liability costs associated with the building as this contract no longer qualifies for capitalization. The contract will be evaluated and recorded on the consolidated balance sheets upon lease commencement, which is expected to occur during the second half of 2019.
See Note 10 for additional information.
New accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Entities will use the modified retrospective approach to apply the standard's provisions and record a cumulative-effect adjustment to retained earnings for the any additional receivable loss allowances, if any, as of the beginning of the first reporting period in which the guidance is adopted. The Company continues to evaluate ASU 2016-13, but does not expect that it will have a material impact on its consolidated financial statements.
NOTE 3. Divestitures, Decommissioning and Restructuring Activities
Divestitures

•
In June 2019, the Company completed the sale of certain vertical wells and approximately 1,900 undeveloped acres in Martin County of the Permian Basin to an unaffiliated third party for net cash proceeds of $38 million, after normal closing adjustments. The Company recorded a gain of $31 million associated with the sale.

•
In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company is progressing the divestiture process, but no assurance can be given that this divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company as a result of the recent weakness in NGL and gas prices.

•
In May 2019, the Company completed the sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture") to an unaffiliated third party in exchange for total consideration having an estimated fair value of $213 million. The estimated fair value of the consideration reflects (i) net cash proceeds of $5 million, after normal closing adjustments, (ii) $136 million in contingent consideration, which was the estimated fair value of contingent consideration of up to $450 million as of the date of the sale and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. Of the total consideration, $208 million is considered a noncash investing activity for the six months ended June 30, 2019. The Company recorded a loss of $521 million and recognized employee-related charges of $19 million associated with the sale. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold.

Contingent Consideration. The Company is entitled to receive contingent consideration of up to $450 million based on future annual oil and NGL prices during each of the years from 2020 to 2024. The Company used an option pricing model to determine the fair value of the contingent consideration as of the date of the sale, which resulted in an estimated fair value of $136 million. The fair value of the contingent consideration is classified as noncurrent other assets in the consolidated balance sheets. The Company will revalue the contingent consideration each reporting period, with any valuation changes being recorded as net interest and other income (loss) in the consolidated statements of operations for such period. See Note 4 and Note 5 for additional information.
Deficiency Fee Obligation and Receivable. The Company transferred its long-term midstream agreements and associated minimum volume commitments (“MVC”) to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for up to 20 percent of the deficiency fees paid from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company classified $106 million as other current liabilities and $242 million as other noncurrent liabilities as of the date of the sale, which represents the probability weighted present value of the estimated future deficiency fee obligation. The Company utilized a credit risk-adjusted valuation model to determine the present value of the estimated deficiency fee receivable of $72 million attributable to future deficiency fees that will be reimbursed by the buyer as of the date of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

the sale. The deficiency fee receivable is classified as noncurrent other assets in the consolidated balance sheet. Changes to the deficiency fee obligation and receivable are expected to primarily result from accretion over the term of the arrangements; however, adjustments could also result from changes in the buyer's development plan and future drilling and production results.
Restricted Cash. As of the date of the sale, the Company deposited $75 million into an escrow account to be used to fund future deficiency fee payments. Accordingly, the $75 million is classified as restricted cash in the consolidated balance sheet as of June 30, 2019. Beginning in 2021, the required escrow balance will decline to $50 million and, to the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023.

•
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro Holding Corp. ("ProPetro") in exchange for total consideration of $282 million, comprised of 16.6 million shares of ProPetro's common stock, which was delivered as of the date of the sale and had a fair value of $172 million, and $110 million in cash, which was received during the first quarter of 2019.

◦
During 2018, the Company recorded a gain of $30 million, employee-related charges of $19 million, contract termination charges of $13 million and other divestiture related charges of $6 million associated with the sale. See Note 12 for additional information.

◦	During the six months ended June 30, 2019, the Company reduced the gain associated with the sale by $10 million and recorded additional employee-related charges of $2 million.

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

◦
During 2018, the Company recorded a gain of $2 million associated with the sale. The Company also recorded other divestiture-related charges of $117 million, including $111 million of estimated deficiency charges related to certain firm transportation contracts retained by the Company and employee-related charges of $6 million. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold.

•
In April 2018, the Company completed the sale of approximately 10,200 net acres in the West Eagle Ford Shale gas and liquids field to an unaffiliated third party for net cash proceeds of $100 million, after normal closing adjustments.

◦
During 2018, the Company recorded a gain of $75 million associated with the sale. Additionally, the Company reduced the carrying value of goodwill by $1 million, reflecting the portion of the Company's goodwill related to the assets sold.

Decommissioning
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. During the six months ended June 30, 2019, the Company recorded $23 million of accelerated depreciation and $17 million of inventory and other property and equipment impairment charges associated with the sand mine closure.
Restructuring
During the six months ended June 30, 2019, the Company implemented a corporate restructuring program to align its cost structure with the needs of a Permian Basin-focused company. The restructuring occurred in three phases (collectively, the "Corporate Restructuring Program") as follows:

•	In March 2019, the Company made certain changes to its leadership and organizational structure, which included the early retirement and departure of certain officers of the Company,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

•	In April 2019, the Company adopted a voluntary separation program (“VSP”) for certain eligible employees, and

•	In May 2019, the Company implemented an involuntary separation program ("ISP").
During the three and six months ended June 30, 2019, the Company recorded $146 million and $158 million, respectively, of employee-related charges associated with the Corporate Restructuring Program. See Note 15 for additional information.
The employee-related costs are primarily recorded as other expense in the consolidated statements of operations. Obligations associated with employee-related charges are classified as accounts payable - due to affiliates in the consolidated balance sheets.
The changes in the Company's total employee-related obligations are as follows:

Six Months Ended June 30, 2019
(in millions)
Beginning employee-related obligations	$27
Additions (Note 15)	156
Cash payments	(89)
Ending employee-related obligations	$94

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2019
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity price derivatives	$—	$59	$—	$59
Deferred compensation plan assets	88	—	—	88
Investment in affiliate	344	—	—	344
Divestiture contingent consideration	—	123		123
Total assets	432	182	—	614
Liabilities:
Commodity price derivatives	—	15	—	15
	$432	$167	$—	$599

	As of December 31, 2018
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity price derivatives	$—	$52	$—	$52
Deferred compensation plan assets	82	—	—	82
Investment in affiliate	—	172	—	172
Total assets	82	224	—	306
Liabilities:
Commodity price derivatives	—	27	—	27
	$82	$197	$—	$279

Commodity price derivatives. The Company's commodity price derivatives represent oil, NGL and gas swap contracts, collar contracts, collar contracts with short puts and basis swap contracts. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
The asset and liability values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair values of these investments are determined using Level 1 inputs based on observable prices on major exchanges.
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro. The fair value of its investment in ProPetro is determined using Level 1 inputs based on observable prices on a major exchange. Prior to June 30, 2019, the fair value of the Company's investment in ProPetro was determined using Level 2 inputs, including the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

quoted market price for the stock as adjusted to reflect a discount due to restrictions on the Company's ability to sell prior to July 1, 2019. See Note 12 and Note 14 for additional information.
Divestiture contingent consideration. In May 2019, the Company completed the South Texas Divestiture and is entitled to receive contingent consideration of up to $450 million based on future oil and NGL prices during each of the years from 2020 to 2024. The Company uses an option pricing model to estimate the fair value of the contingent consideration using significant Level 2 inputs that include quoted future commodity prices based on active markets, implied volatility factors and counterparty credit risk assessments. See Note 3 and Note 5 for additional information.
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
Other assets. During the six months ended June 30, 2019, the Company impaired the remaining $17 million of inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, as these assets had no remaining future economic value. In addition, the Company recognized a $16 million impairment charge related to pressure pumping assets excluded from the December 2018 sale of the Company's pumping services assets. See Note 15 for additional information.
South Texas Divestiture. In May 2019, the Company recorded an estimated deficiency fee obligation of $348 million and related estimated deficiency fee receivable of $72 million attributable to the South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs. The Company's estimates are based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments that will be required to be paid by the Company and the corresponding receivable that will be due from the buyer. The present value of the future cash payments and expected cash receipts were determined using a 2.9 percent and 3.2 percent discount rate, respectively, based on the timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3 and Note 11 for additional information.
Sale of Raton Basin assets. In June 2018, the Company recognized impairment charges of $77 million to reduce the carrying value of its Raton Basin gas field assets to the agreed upon sales price for these assets, which were sold in July 2018. The impairment charges included $65 million attributable to proved oil and gas properties and $12 million attributable to other property and equipment. The impairment charges were recorded as impairment of oil and gas properties in the consolidated statement of operations. The Company also recorded contract termination charges of $111 million attributable to estimated deficiency fees related to certain firm transportation contracts retained by the Company. The fair value of these contracts was determined using Level 2 inputs, including an annual discount rate of 4.4 percent, to discount the expected future cash flows. See Note 3 and Note 11 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents:
Cash (a)	$643	643	$775	$775
Time deposits (a)	—	—	50	50
Total	$643	$643	$825	$825
Restricted cash (a)	$75	75	—	$—
Short-term investments:
Commercial paper (b)	$—	—	$53	53
Corporate bonds (c)	—	—	290	288
Time deposits (b)	—	—	100	100
Total	$—	$—	$443	$441
Long-term investments:
Corporate bonds (c)	$—	$—	$125	$125
Liabilities:
Current portion of long-term debt (d)	$449	$462	$—	$—
Long-term debt (d)	$1,837	$1,986	$2,284	$2,374

______________________

(a)	Fair value approximates carrying value due to the short-term nature of the instruments.

(b)	Fair value is determined using Level 2 inputs.

(c)	Fair value is determined using Level 1 inputs.

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
June 30, 2019
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
Volumes per day associated with the Company's outstanding oil derivative contracts as of June 30, 2019 and the weighted average oil prices for those contracts are as follows:

	2019		Year Ending December 31, 2020
	Third Quarter	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl)	20,000	—	—
Price per Bbl	$64.32	$—	$—
Brent collar contracts with short puts:
Volume per day (Bbl) (a)	45,000	45,000	43,500
Price per Bbl:
Ceiling	$80.06	$80.06	$72.99
Floor	$68.33	$68.33	$64.13
Short put	$58.33	$58.33	$55.00
____________________

(a)
Subsequent to June 30, 2019, the Company entered into additional Brent derivative contracts for (i) 13,261 Bbls per day of swap contracts for August through September 2019 production and 20,000 Bbls per day of swap contracts for October through December 2019 production, both at an average swap price of $65.44 per Bbl and (ii) 23,000 Bbls per day of collar contracts with short puts for 2020 production with a ceiling price of $70.60, a floor price of $62.57 and a short put price of $54.39.

NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the NGL component product price volatility. As of June 30, 2019, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Volumes per day associated with outstanding gas derivative contracts and the weighted average gas prices for those contracts are as follows:

	As of June 30, 2019
	2019
	Third Quarter	Fourth Quarter
Swap contracts:
Volume per day (MMBtu)	50,000	16,848
Price per MMBtu	$2.94	$2.94
Basis swap contracts:
Permian Basin index swap volume per day(MMBtu) (a)	60,000	—
Price differential ($/MMBtu)	$(1.46)	$—
Southern California index swap volume per day (MMBtu) (b)	80,000	80,000
Price differential ($/MMBtu)	$0.31	$0.31
____________________

(a)	The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the HH price used in swap contracts.

(b)
The referenced basis swap contracts fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in Arizona and southern California.

Divestiture contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. The contingent consideration of up to $450 million is based on oil and NGL prices during each of the years from 2020 to 2024. See Note 3 and Note 4 for additional information.
The Company's derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company enters into commodity price derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.
Gains and losses associated with the Company's commodity price derivatives are separately presented on the consolidated statements of cash flows. Gains and losses associated with the Company's divestiture contingent consideration are presented as other noncash operating activities on the consolidated statements of cash flows.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of June 30, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$50	$(1)	$49
Commodity price derivatives	Derivatives - noncurrent	$10	$—	$10
Divestiture contingent consideration	Other assets - noncurrent	$123	$—	$123
Liabilities:
Commodity price derivatives	Derivatives - current	$16	$(1)	$15

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of December 31, 2018
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$59	$(7)	$52
Liabilities:
Commodity price derivatives	Derivatives - current	$34	$(7)	$27

Gains and losses on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$43	$(358)	$29	$(566)
Divestiture contingent consideration	Interest and other income (loss), net	$(13)	$—	$(13)	$—

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
The changes in capitalized exploratory well costs are as follows:

Six Months Ended June 30, 2019
(in millions)
Beginning capitalized exploratory well costs	$509
Additions to exploratory well costs pending the determination of proved reserves	1,212
Reclassification due to determination of proved reserves	(1,079)
Disposition of assets	(6)
Exploratory well costs charged to exploration and abandonment expense	(3)
Ending capitalized exploratory well costs	$633

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of June 30, 2019	As of December 31, 2018
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$633	$509
More than one year	—	—
	$633	$509
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	—	—

NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date of October 2023. As of June 30, 2019, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 7.50% senior notes, with a debt principal balance of $450 million, will mature in January 2020 and are classified as current in the consolidated balance sheet as of June 30, 2019.
NOTE 8. Incentive Plans
Stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Restricted stock - Equity Awards (a)	$33	$17	$50	$31
Restricted stock - Liability Awards (b)	7	6	12	12
Performance unit awards	5	5	11	8
Employee stock purchase plan	—	1	1	1
	$45	$29	$74	$52
______________________

(a)
Includes noncash charges related to accelerated vesting of certain equity awards associated with the Corporate Restructuring Program of $22 million and $25 million for the three and six months ended June 30, 2019, respectively. See Note 15 for additional information.

(b)
Liability Awards are expected to be settled on their vesting date in cash. As of June 30, 2019 and December 31, 2018, accounts payable – due to affiliates included $7 million and $14 million, respectively, of liabilities attributable to Liability Awards.

As of June 30, 2019, there was $102 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $21 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for outstanding restricted stock awards and performance units is as follows:

	Six Months Ended June 30, 2019
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units
Beginning incentive compensation awards	799,672	201,501	119,169
Awards granted	497,717	125,607	86,483
Awards forfeited	(36,762)	(19,978)	—
Awards vested (a)	(572,167)	(134,611)	(48,048)
Ending incentive compensation awards	688,460	172,519	157,604

 ____________________

(a)	Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards and performance units that vest during the period.
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Six Months Ended June 30, 2019
(in millions)
Beginning asset retirement obligations	$183
New wells placed on production	1
Dispositions	(37)
Liabilities settled	(18)
Accretion of discount	5
Ending asset retirement obligations	$134

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. As of June 30, 2019, the current portion of the Company's asset retirement obligations was $56 million.
NOTE 10. Leases
The Company leases drilling rigs, storage tanks, equipment and office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, based on the information available at the commencement date of a lease. As of June 30, 2019, the weighted-average discount rate used in determining the present value of lease payments was 3.3 percent. Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of June 30, 2019, the weighted-average remaining lease term of the Company’s operating leases is 3.3 years.
In June 2017, the Company entered into a 20-year operating lease for the Company's new corporate headquarters that is currently being constructed in Irving, Texas. Annual base rent is expected to be $33 million and lease payments are expected to commence once the building is complete. The Company has a variable equity interest in the entity that is constructing the building that is not considered material. The Company is not the primary beneficiary of the variable interest entity and only has a profit sharing interest after certain economic returns are achieved. The Company has no exposure to the variable interest entity's losses or future liabilities, if any. The contract for the Company's new corporate headquarters will be evaluated under ASC 842 upon lease commencement, which is expected to occur during the second half of 2019.

The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	($ in millions)
Lease costs:
Operating lease cost (a)	$43	$88
Short-term lease cost (b)	6	12
Variable lease cost (c)	19	38
	$68	$138
______________________

(a)	Represents straight-line rent cost associated with the Company's operating lease right-of-use assets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

For the six months ended June 30, 2019, cash paid for operating, short-term and variable leases of $42 million is included in net cash provided by operating activities in the consolidated statements of cash flows. For the same period, the Company also incurred operating and variable lease costs associated with drilling operations of $96 million, which is capitalized as additions to oil and gas properties and is included in investing cash flows in the consolidated statements of cash flows.

The changes in operating lease liabilities are as follows:

Six Months Ended June 30, 2019
(in millions)
Beginning operating lease liabilities (a)	$325
Liabilities assumed in exchange for new right-of-use assets	103
Contract modifications (b)	(9)
Dispositions	(1)
Liabilities settled	(88)
Accretion of discount (c)	6
Ending operating lease liabilities	$336
______________________

(a)	Represents January 1, 2019 balance upon adoption of ASC 842 lease guidance.

(b)	Represents changes in lease liabilities due to modifications of original contract terms.

(c)	Represents imputed interest on discounted future cash payments.
Maturities of operating lease obligations are as follows:

As of June 30, 2019
(in millions)
Remainder of 2019	$81
2020	130
2021	75
2022	38
2023	10
Thereafter	26
Total lease payments	360
Less present value discount	(24)
Total	$336

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Firm purchase, gathering, processing, transportation and fractionation commitments. From time to time, the Company enters into, and as of June 30, 2019 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase and process sand and purchase water for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, storage and fractionation services and (iii) with oilfield services companies that provide pressure pumping services. These commitments are normal and customary for the Company's business activities.
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty and income taxes. Also associated with its divestiture transactions, the Company has issued and received guarantees to facilitate the transfer of contractual obligations, such as firm transportation agreements or gathering and processing arrangements. The Company does not recognize a liability if the fair value of the obligation is immaterial and the likelihood of making or receiving payments under these guarantees is remote.
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for up to 20 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $650 million as of June 30, 2019. The Company's estimated deficiency fee obligation as of June 30, 2019 is $396 million, of which $154 million is classified as other current liabilities in the consolidated balance sheet, including $48 million of accrued deficiency fees from January 2019 through April 2019. The corresponding estimated deficiency fee receivable from the buyer of $66 million is classified as noncurrent other assets in the consolidated balance sheet as of June 30, 2019. The Company has received credit support for the deficiency fee receivable and the divestiture contingent consideration of up to $325 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $95 million as of June 30, 2019. The Company has received credit support for the commitments of up to $50 million.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $27 million as of June 30, 2019. The Company has received credit support for the commitments of up to $19 million.
Certain contractual obligations were retained by the Company after the South Texas Divestiture, the divestiture of the Company's gas field assets in the Raton Basin and pressure pumping assets, and the decommissioning of the Company's sand mine operations in Brady, Texas. These contracts were primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are classified as other current or noncurrent liabilities on the consolidated balance sheets.
The changes in contract obligations are as follows:

Six Months Ended June 30, 2019
(in millions)
Beginning contract obligations	$111
Additions (a)	397
Liabilities settled	(23)
Accretion of discount	4
Ending contract obligations	$489

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

______________________

(a)
Additions include a $348 million of deficiency fee obligation related to the South Texas Divestiture, $48 million of accrued deficiency fees from January 2019 through April 2019 and $1 million related to sand mine decommissioning.

NOTE 12. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash that was received during the first quarter of 2019. ProPetro is considered a related party since the shares received represent approximately 16 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services. The costs of these services are capitalized in oil and gas properties as incurred. See Note 3 for additional information.
Transactions and balances with ProPetro are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Pressure pumping and related services expense	$120	$267

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Accounts receivable - due from affiliate (a)	$6	$119
Accounts payable - due to affiliate (b)	$98	$37
____________________

(a)
Represents employee-related charges to be reimbursed by ProPetro. The balance as of December 31, 2018 also includes $110 million of cash consideration that was received during the first quarter of 2019.

(b)
Represents pressure pumping and related services provided by ProPetro as part of a long-term agreement. The balance as of December 31, 2018 represents invoices associated with pressure pumping and related services performed by ProPetro in the normal course of business prior to the Company's sale of is pressure pumping assets to ProPetro.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Oil sales	$1,048	$1,033	$1,965	$2,046
NGL sales	120	169	257	334
Gas sales	28	84	110	172
Total oil and gas sales	1,196	1,286	2,332	2,552
Sales of purchased oil	1,182	1,083	2,289	2,135
Sales of purchased gas	1	12	3	31
Total sales of purchased oil and gas	1,183	1,095	2,292	2,166
Total revenue derived from contracts with purchasers	$2,379	$2,381	$4,624	$4,718

Oil sales. Sales under the Company's oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes revenue when control transfers to the purchaser at the wellhead based on the net price received.
NGL and gas sales. The Company evaluated whether it is the principal or the agent in gas processing transactions and concluded that it is the principal when it has the ability to take-in-kind, which is the case in the majority of the Company's gas processing and transportation contracts. Therefore the Company recognizes revenue on a gross basis, with the gathering, processing, transportation and fractionation costs associated with its take-in-kind arrangements being recorded as oil and gas production costs in the consolidated statement of operations.
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
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL and gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, differences between the Company's revenue estimates and the actual revenue received have not been significant. As of June 30, 2019 and December 31, 2018, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $743 million and $646 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

NOTE 14. Interest and Other Income (Loss), Net
The components of interest and other income (loss), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Investment in affiliate valuation adjustment (Note 4)	$(3)	$—	$171	$—
Interest income	5	7	12	14
Deferred compensation plan income (loss)	(1)	—	7	3
Divestiture contingent consideration valuation adjustment (Note 4)	(13)	—	(13)	—
Seismic data sales	—	1	—	5
Other	1	1	4	4
	$(11)	$9	$181	$26

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

 NOTE 15. Other Expense
The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Restructuring charges (a)	$146	$—	$158	$—
Asset divestiture-related charges (b)	31	6	31	6
Transportation commitment charges (c)	15	44	55	78
Asset impairment (d)	2	3	31	3
Accelerated depreciation (e)	—	—	23	—
Vertical integration services (income) loss, net (f)	(1)	3	19	9
Idle drilling and well service equipment charges (g)	8	—	12	—
Legal and environmental charges	2	7	8	27
Other	8	13	21	10
	$211	$76	$358	$133
____________________

(a)
Represents employee-related charges associated with the Corporate Restructuring Program to align its cost structure with the needs of a Permian Basin-focused company, of which $75 million was paid during the six months ended June 30, 2019. The charges include noncash stock-based compensation expense related to the accelerated vesting of certain equity awards of $22 million and $25 million for the three and six months ended June 30, 2019, respectively. See Note 3 and Note 8 for additional information.

(b)
Primarily represents charges associated with the South Texas Divestiture, including (i) an $8 million change in the estimated deficiency fee receivable and current period net accretion on the deficiency fee obligation and receivable and (ii) $19 million of employee-related charges. See Note 3 for additional information.

(c)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(d)
For the six months ended June 30, 2019, the expense amount includes inventory and other property and equipment impairment charges of $17 million related to the decommissioning of the Company's Brady, Texas sand mine and $16 million of impairment charges related to inventory and other property and equipment excluded from the Company's sale of its pumping services assets in December 2018. See Note 4 for additional information.

(e)	Represents accelerated depreciation related to the decommissioning of the Company's Brady, Texas sand mine. See Note 3 for additional information.

(f)
For the six months ended June 30, 2019, the expense amount includes $12 million of decommissioning operating expenses related to the Company's Brady sand mine and $13 million of carryover and winding down operating expenses related to the Company's sale of its pumping services assets in December 2018, partially offset by net margins (attributable to third party working interest owners) that result from Company-provided well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions.

The components of the vertical integration services net margins are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Gross revenues	$28	$30	$63	$65
Gross costs and expenses	$27	$33	$82	$74

(g)	Primarily represents expenses attributable to idle frac fleet and drilling rig fees that are not chargeable to joint operations.
NOTE 16. Income Taxes
Income tax provision and effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Deferred tax benefit (provision)	$47	$(19)	$(56)	$(69)
Effective tax rate	22%	23%	24%	22%

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of June 30, 2019 and December 31, 2018, the Company has unrecognized tax benefits ("UTBs") of $141 million for each respective period as a result of research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The timing as to when the Company will substantially resolve the uncertainties associated with the UTBs is uncertain.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of June 30, 2019, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 17. Net Income Per Share
The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss) attributable to common stockholders	$(169)	$66	$181	$244
Participating share-based earnings	—	—	(1)	(2)
Basic and diluted net income (loss) attributable to common stockholders	$(169)	$66	$180	$242

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Basic weighted average shares outstanding	168	170	168	170
Dilution attributable to stock-based compensation awards	—	1	1	1
Diluted weighted average shares outstanding	168	171	169	171

Stock repurchase program. In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program. Under this stock repurchase program, the Company may repurchase shares at management's discretion in accordance with applicable securities laws. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the board of directors. The stock repurchase program replaced and terminated the Company's prior $100 million common stock repurchase program announced in February 2018.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Company repurchased $200 million and $400 million, respectively, of common stock under these repurchase programs for the three and six months ended June 30, 2019, as compared to $5 million and $22 million for the same respective periods in 2018. As of June 30, 2019, $1.5 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 18. Subsequent Events
On July 29, 2019, the Company completed the sale of certain vertical wells and approximately 1,400 acres in Martin County of the Permian Basin to an unaffiliated third party for cash proceeds of $27 million, before normal closing adjustments.
On August 6, 2019, the board of directors declared a quarterly cash dividend of $0.44 per share on the Company's outstanding common stock, payable October 10, 2019 to stockholders of record on September 27, 2019.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial and Operating Performance
The Company's financial and operating performance for the three months ended June 30, 2019 included the following highlights:

•
Net loss attributable to common stockholders for the three months ended June 30, 2019 was $169 million ($1.01 per diluted share) as compared to net income of $66 million ($0.38 per diluted share) for the same period in 2018. The primary components of the $235 million decrease in earnings attributable to common stockholders include:

•
a $567 million increase in net loss on disposition of assets, primarily due to the $521 million loss on the divestiture of the Company's Eagle Ford assets and other remaining assets in South Texas in May 2019 (the "South Texas Divestiture");

•
a $135 million increase in other expense as a result of restructuring charges of $146 million related to the costs associated with the Company's corporate restructuring program initiated in March 2019 to align its cost structure with the needs of a Permian Basin-focused company (the "Corporate Restructuring Program") and $19 million of estimated employee severance costs associated with the South Texas Divestiture, partially offset by a $29 million decrease in unused firm transportation costs;

•	a $90 million decrease in oil and gas revenues due to a nine percent decrease in average realized commodity prices per BOE, partially offset by a two percent increase in daily sales volumes;

•	a $34 million increase in DD&A expense due to higher sales volumes associated with the Company’s successful horizontal drilling program in the Permian Basin; and

•
a $20 million decrease in net interest and other income (loss) as a result of a $13 million noncash decrease in the fair value of divestiture contingent consideration associated with the South Texas Divestiture;

partially offset by:

•	a $401 million increase in derivative net gains, primarily as a result of changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;

•
a $77 million decrease in oil and gas properties impairment charges as no impairment charges were incurred for the three months ended June 30, 2019, as compared to impairment charges of $77 million recorded in June 2018 to reduce the carrying value of the Company's gas field assets in the Raton Basin;

•	a $66 million increase in the Company's income tax benefit as a result of the decrease in earnings during the three months ended June 30, 2019 as compared to the same period in 2018;

•	a $25 million decrease in production costs, including taxes, primarily as a result of the Company's 2018 and 2019 divestitures;

•	a $15 million decrease in general and administrative expense due to a reduction in headcount as a result of the Corporate Restructuring Program in 2019;

•	a $13 million decrease in exploration and abandonment expense due to reductions in geological and geophysical costs; and

•	a $12 million increase in net sales of purchased oil and gas due to favorable downstream oil margins on the Company's Gulf Coast refinery and export sales.

•
During the three months ended June 30, 2019, average daily sales volumes increased by two percent to 334,167 BOEPD, as compared to 327,704 BOEPD during the same period in 2018 due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 and 2019 divestitures.

•
Average oil, NGL and gas prices decreased per Bbl (for oil and NGL) and Mcf (for gas) during the three months ended June 30, 2019 to $55.50, $19.63 and $0.89, respectively, as compared to $61.20, $28.83 and $1.97, respectively, for the same period in 2018.

PIONEER NATURAL RESOURCES COMPANY

•
Net cash provided by operating activities decreased by 12 percent to $789 million for the three months ended June 30, 2019, as compared to $899 million for the same period in 2018, primarily due to decreases in the Company's oil and gas revenues as a result of decreases in commodity prices.

•	As of June 30, 2019 and December 31, 2018, the Company's net debt to book capitalization was twelve percent and seven percent, respectively.
 Third Quarter 2019 Outlook
Based on current estimates, the Company expects the following operating and financial results for the three months ending September 30, 2019:

Three Months Ending September 30, 2019
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	333 - 348
Average daily oil production (MBbl)	206 - 216
Production costs per BOE	$8.50 - $10.50
DD&A per BOE	$13.00 - $15.00
Exploration and abandonments expense	$15 - $25
General and administrative expense	$65 - $75
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$28 - $33
Other expense	$20 - $30
Cash flow uplift from firm transportation	$25 - $75
Current income tax provision	< $5
Effective tax rate	21% - 25%
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes by significant asset area are as follows:

	Six Months Ended June 30, 2019
	Permian Basin	Total Company
Oil (Bbls)	204,348	206,850
NGL (Bbls)	64,630	67,073
Gas (Mcf)	334,767	359,261
Total (BOE)	324,773	333,800
The Company's liquids production increased to 82 percent of total production on a BOE basis for the six months ended June 30, 2019, as compared to 78 percent for the same period last year.
Costs incurred by significant asset area are as follows:

	Six Months Ended June 30, 2019
	Permian Basin	Total Company
	(in millions)
Unproved property acquisitions costs	$16	$16
Exploration costs	1,228	1,233
Development costs	377	377
	$1,621	$1,626

PIONEER NATURAL RESOURCES COMPANY

Development drilling activity by significant asset area is as follows:

	Six Months Ended June 30, 2019
	Permian Basin	Total Company
Beginning wells in progress	16	16
Wells spud	12	12
Successful wells	(15)	(15)
Ending wells in progress	13	13
Exploration/extension drilling activity by significant asset area is as follows:

	Six Months Ended June 30, 2019
	Permian Basin	Total Company
Beginning wells in progress	163	166
Wells spud	154	154
Successful wells	(141)	(141)
Unsuccessful wells	(1)	(1)
Wells sold	—	(3)
Ending wells in progress	175	175
Permian Basin. The Company is currently operating 18 rigs in the Spraberry/Wolfcamp field, with 13 rigs operating in the northern portion of the play and 5 rigs operating in the southern portion of the play.
During the six months ended June 30, 2019, the Company successfully completed 130 horizontal wells in the northern portion of the play and 26 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 50 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 35 percent were Wolfcamp B interval wells and the remaining 15 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the play, the majority of the wells were Wolfcamp B interval wells.
Approximately 45 percent of the 2019 horizontal wells are planned to be drilled in the Wolfcamp B interval, 35 percent of the horizontal wells are planned to be drilled in the Wolfcamp A interval and the remaining 20 percent will be a combination of wells in the Spraberry intervals and a limited appraisal program for the Wolfcamp D interval.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $1.2 billion and $2.3 billion for the three and six months ended June 30, 2019, as compared to $1.3 billion and $2.6 billion for the same respective periods in 2018. The decrease in oil and gas revenues during the three months ended June 30, 2019, as compared to the same period in 2018, is primarily due to decreases of nine percent, 32 percent and 55 percent in oil, NGL and gas prices, respectively, and a decrease of 23 percent in gas sales volumes, partially offset by increases of 12 percent and four percent in daily oil and NGL sales volumes, respectively. The decrease in oil and gas revenues during the six months ended June 30, 2019, as the compared to the same period in 2018, is primarily due to decreases of 15 percent, 25 percent and 25 percent in oil, NGL and gas prices, respectively, and a decrease of 15 percent in gas sales volumes, partially offset by increases of 12 percent and three percent in daily oil and NGL sales volumes, respectively.
Average daily BOE sales volumes increased by two percent and four percent, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in 2018, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 and 2019 divestitures.
Average daily sales volumes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil (Bbls)	207,438	185,495	206,850	184,015
NGL (Bbls)	67,076	64,473	67,073	65,324
Gas (Mcf)	357,917	466,414	359,261	422,880
Total (BOEs)	334,167	327,704	333,800	319,819

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil per Bbl	$55.50	$61.20	$52.47	$61.42
NGL per Bbl	$19.63	$28.83	$21.20	$28.28
Gas per Mcf	$0.89	$1.97	$1.69	$2.25
Total per BOE	$39.35	$43.12	$38.60	$44.08
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to (i) diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and (ii) satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. The net effect of third party purchases and sales of oil and gas for the three and six months ended June 30, 2019 was income of $81 million and $233 million, respectively, as compared to income of $69 million and $86 million for the same respective periods in 2018. Firm transportation payments on excess pipeline capacity commitments that are not able to be mitigated through purchase and sale transactions are recorded as other expense in the consolidated statements of operations. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net. The Company's interest and other income for the three and six months ended June 30, 2019 was a loss of $11 million and income of $181 million, respectively, as compared to income of $9 million and $26 million for the same respective periods in 2018. The decrease in interest and other income during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $13 million noncash decrease in the fair value of divestiture contingent consideration associated with the South Texas Divestiture. The increase in interest and other income during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a noncash gain of $171 million in 2019 as a result of the fair value adjustment on the 16.6 million shares of ProPetro's common stock that the Company owns. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net. The Company utilizes commodity swap contracts, option contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2019, the Company recorded $43 million and $29 million, respectively, of net derivative gains on commodity price derivatives, which included $5 million and $9 million, respectively, of net cash receipts. During the three and six months ended June 30, 2018, the Company recorded $358 million and $566 million, respectively, of net derivative losses on commodity price and marketing derivatives, of which $140 million and $212 million, respectively, represented net cash payments.
Commodity derivatives and the relative price impact (per Bbl or Mcf) are as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$10	$0.54	per Bbl	$22	$0.61	per Bbl
Gas derivative payments	(5)	$(0.15)	per Mcf	(13)	$(0.20)	per Mcf
Total net commodity derivative receipts	$5			$9

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative payments	$(140)	$(8.28)	per Bbl	$(212)	$(6.41)	per Bbl
NGL derivative receipts	—	$—	per Bbl	—	$0.04	per Bbl
Gas derivative receipts	1	$0.02	per Mcf	2	$0.03	per Mcf
Total net commodity derivative payments	$(139)			$(210)
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain (loss) on disposition of assets, net. The Company recorded a net loss on the disposition of assets of $488 million and $498 million, respectively, for the three and six months ended June 30, 2019, as compared to a net gain of $79 million and $83 million for the same respective periods in 2018. The net loss on the disposition of assets for the three and six months ended June 30, 2019 is primarily related to the South Texas Divestiture, which was sold to an unaffiliated third party in exchange for total consideration having an estimated fair value of $213 million. The estimated fair value of the consideration reflects (i) net cash proceeds of $5 million, after normal closing adjustments, (ii) $136 million in contingent consideration, which was the estimated fair value of contingent consideration of up to $450 million as of the date of the sale and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. The Company recorded a loss of $521 million associated with the South Texas Divestiture. The loss was partially offset by a gain of $31 million associated with the sale of certain vertical wells and approximately 1,700 acres in Martin County of the Permian Basin to an unaffiliated third party in June 2019 for net cash proceeds of $38 million, after normal closing adjustments. The net gain on the disposition of assets for the three and six months ended June 30, 2018 is primarily due to the sale of approximately 10,200 net acres in the West Eagle Ford Shale gas and liquids field.
Oil and gas production costs. The Company recognized oil and gas production costs of $219 million and $440 million, respectively, during the three and six months ended June 30, 2019, as compared to $243 million and $456 million during the same respective periods in 2018. Lease operating expenses and workover expenses represent the primary components of oil and gas production costs over which the Company has management control. Gathering, processing and transportation charges represent the cost to gather, process, transport and fractionate the Company's gas and NGL. Net natural gas plant income represents the net revenues attributable to the Company's ownership interest in third party operated gathering and processing facilities.
Total production costs per BOE are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease operating expenses	$4.94	$4.61	$5.03	$4.51
Gathering, processing and transportation charges	1.93	3.05	2.13	2.77
Net natural gas plant income	(0.51)	(0.30)	(0.74)	(0.21)
Workover costs	0.85	0.79	0.86	0.80
	$7.21	$8.15	$7.28	$7.87
Total oil and gas production costs per BOE for the three and six months ended June 30, 2019 decreased by 12 percent and 7 percent, respectively, as compared to the same respective periods in 2018. Lease operating expenses per BOE increased during the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to increased maintenance on the Company's vertical wells. Gathering, processing and transportation charges include field gathering and gas processing costs and transportation and fractionation costs paid to third parties to transport and fractionate the Company's NGL production and transport the Company's gas production so such production can be sold. The change in gathering, processing and transportation charges per BOE for the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, is primarily due to the sale of the Company's Eagle Ford assets in May 2019 that had a higher per BOE cost than the Company's Permian Basin assets. The change in net natural gas plant income per BOE for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is primarily reflective of changes in net revenues earned from the Company's ownership interest in third party operated gathering and processing facilities.
In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company is progressing the divestiture process, but no assurance can be given that this

PIONEER NATURAL RESOURCES COMPANY

divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company as a result of the recent weakness in NGL and gas prices.
Production and ad valorem taxes. The Company's production and ad valorem taxes were $69 million and $136 million, respectively, during the three and six months ended June 30, 2019, as compared to $70 million and $146 million for the same respective periods in 2018. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The decrease in production and ad valorem taxes per BOE for the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, is primarily due to the decrease in oil, NGL and gas prices during 2019.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Production taxes	$1.77	$1.72	$1.73	$1.86
Ad valorem taxes	0.49	0.63	0.52	0.66
	$2.26	$2.35	$2.25	$2.52
Depletion, depreciation and amortization expense. The Company's DD&A expense was $412 million ($13.56 per BOE) and $833 million ($13.79 per BOE), respectively,for the three and six months ended June 30, 2019, as compared to $378 million ($12.69 per BOE) and $735 million ($12.70 per BOE) for the same respective periods in 2018. Depletion expense on oil and gas properties was $12.76 and $12.98 per BOE during the three and six months ended June 30, 2019, as compared to $12.10 and $12.20 per BOE during the same respective periods in 2018.
Depletion expense on oil and gas properties per BOE for the three and six months ended June 30, 2019 increased by five percent and six percent, as compared to the same respective periods in 2018, primarily due to higher sales volumes associated with the Company’s successful horizontal drilling program in the Permian Basin.
Exploration and abandonments expense. Geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Geological and geophysical	$11	$24	$31	$51
Exploratory well costs	4	4	3	8
Leasehold abandonments and other	—	—	1	4
	$15	$28	$35	$63
The geological and geophysical expenses for the three and six months ended June 30, 2019 and 2018 were primarily related to geological and geophysical personnel costs.
During the six months ended June 30, 2019, the Company drilled and evaluated 142 exploration/extension wells, 141 of which were successfully completed as discoveries. During the same period in 2018, the Company drilled and evaluated 122 exploration/extension wells, 119 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and six months ended June 30, 2019 was $80 million ($2.63 per BOE) and $174 million ($2.88 per BOE), respectively, as compared to $95 million ($3.18 per BOE) and $185 million ($3.20 per BOE), for the same respective periods in 2018. The decrease in general and administrative costs during the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, was primarily due to staff reductions associated with the Corporate Restructuring Program to align the organization with the needs of a Permian Basin-focused company and other cost reduction initiatives. See Note 3 and Note 15 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $2 million and $5 million, respectively, for the three and six months ended June 30, 2019, as compared to $4 million and $8 million, for the same respective periods in 2018. The decrease in accretion expense during the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, was primarily due to a reduction in the Company's future asset retirement

PIONEER NATURAL RESOURCES COMPANY

obligations associated with the 2018 and 2019 divestitures. See Note 9 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
 Interest expense. Interest expense was $29 million and $59 million, for the three and six months ended June 30, 2019, respectively, as compared to $32 million and $68 million for the same respective periods in 2018. The decrease in interest expense during the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, was primarily due to the repayment of the Company's 6.875% Senior Notes, which matured in May 2018. The weighted average interest rate on the Company's indebtedness for the six months ended June 30, 2019 was 5.3 percent, as compared to 5.5 percent for the respective period in 2018. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense. Other expense was $211 million and $358 million for the three and six months ended June 30, 2019, respectively, as compared to $76 million and $133 million for the same respective periods in 2018. The increase in other expense during the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, was primarily due to restructuring-related charges of $146 million and $158 million for the three and six June 30, 2019, respectively, to align the organization with the needs of a Permian Basin-focused company. In addition, the increase in other expense for the six months ended June 30, 2019, as compared to the same respective period in 2018, includes (i) $31 million of other property and equipment impairment charges associated with decommissioning the Company's Brady, Texas sand mine and pressure pumping asset sale and (ii) $23 million of accelerated depreciation related to decommissioning the Brady, Texas sand mine. See Note 3 and Note 15 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision). The Company recognized an income tax benefit of $47 million and an income tax provision of $56 million for the three and six months ended June 30, 2019, respectively, as compared to an income tax provision of $19 million and $69 million for the same respective periods in 2018. The Company's effective tax rate for the three and six months ended June 30, 2019 was 22 percent and 24 percent, respectively, as compared to 23 percent and 22 percent for the same respective periods in 2018. See Note 16 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) proceeds from planned divestitures, (iv) unused borrowing capacity under its credit facility (the "Credit Facility"), (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets.
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
2019 capital budget. The Company's total Permian capital budget for 2019 is expected to be in the range of $3.05 billion to $3.25 billion, consisting of $2.8 billion to $3.0 billion for drilling and completion related activities, including additional tank batteries and salt water disposal facilities, and $250 million for gas processing facilities, water infrastructure, well services and vehicles. The Company's total Permian capital expenditures for the six months ended June 30, 2019 were $1.7 billion. The 2019 capital budget and actual capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. Cash flows from operating, investing and financing activities are summarized below.
As of June 30, 2019, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2019. The Company also had unrestricted cash on hand of $643 million and an investment in an affiliate of $344 million as of June 30, 2019.
Operating activities. Net cash provided by operating activities was $1.4 billion for the six months ended June 30, 2019, as compared to $1.5 billion during the same period in 2018. The decrease in net cash flow provided by operating activities during the six months ended June 30, 2019, as compared to the same period in 2018 was primarily due to decreases in the Company's oil and gas revenues as a result of decreases in commodity prices.
Investing activities. Net cash used in investing activities of $1.0 billion during the six months ended June 30, 2019 is unchanged as compared to the same period in 2018. The Company's investing activities during the six months ended June 30,

PIONEER NATURAL RESOURCES COMPANY

2019 were primarily funded by net cash provided by operating activities and sales of investments (commercial paper, corporate bonds and time deposits).
Financing activities. Net cash used in financing activities during the six months ended June 30, 2019 was $480 million, as compared to $534 million during the same period in 2018. The decrease in net cash used in financing activities during the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due the $450 million repayment of the Company's 6.875% Senior Notes, which matured in May 2018, partially offset by an increase of $373 million in repurchases of the Company's common stock.
Dividends/distributions. During February of 2019, the Company's board of directors declared a semiannual dividend of $0.32 per common share, as compared to a semiannual dividend of $0.16 per common share during February of 2018. In August 2019, the Company's board of directors declared a quarterly dividend of $0.44 per common share, with the dividend to be paid on October 10, 2019 to shareholders of record on September 27, 2019. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2019, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (iii) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, transportation and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include long-term debt, operating leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including retained obligations associated with divestitures and postretirement benefit obligations). Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm purchase, transportation, fractionation, gathering and processing commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase sand and water for use in the Company's drilling operations, (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery commitments and (iii) contractual commitments for pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand/deficiency fees for any commitment shortfalls.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of June 30, 2019, these contracts represented net assets of $44 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2019. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of June 30, 2019, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of June 30, 2019, the Company had no variable rate debt outstanding under its credit facility and therefore no related exposure to interest rate risk. As of June 30, 2019, the Company had $2.3 billion of fixed rate long-term debt outstanding with an weighted average interest rate of 5.3 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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

The Company has entered into derivative contracts for only a portion of its forecasted 2019 and 2020 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The average forward prices based on June 30, 2019 market quotes are as follows:

	2019		Year Ending December 31, 2020
	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$64.39	$63.57	$62.10
Average forward NYMEX gas price per MMBtu	$2.30	$2.44	$2.54
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(1.39)	$—	$—
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (b)	$1.64	$0.76	$—
The average forward prices based on August 5, 2019 market quotes are as follows:

	2019		Year Ending December 31, 2020
	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$59.58	$58.72	$57.81
Average forward NYMEX gas price per MMBtu	$2.07	$2.21	$2.39
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(1.09)	$—	$—
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (b)	$1.19	$0.77	$—
___________________

(a)
Based on market quotes for basis differentials between Permian Basin index prices and the NYMEX Henry Hub index prices. The Company currently has no Permian Basin index swap contracts or basis differential derivatives for the fourth quarter of 2019 or for 2020.

(b)
Based on market quotes for basis differentials between Permian Basin index prices and southern California index prices. The Company currently has no basis differential derivatives between Permian Basin index prices and southern California index prices for the fourth quarter of 2019 or for 2020.

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
Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and gas production, purchased oil and gas and divestiture contingent consideration and deficiency fee receivables from the purchaser of the Company's Eagle Ford assets and other remaining assets in South Texas and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended June 30, 2019
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
April 2019	1,037	$146.42	—	$1,672,358,339
May 2019	1,324,643	$149.61	1,324,620	$1,474,176,597
June 2019	23,589	$143.16	12,690	$1,472,376,692
	1,349,269		1,337,310
____________________

(a)	Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.

(b)	In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program.

ITEM 4.	MINE SAFETY DISCLOSURES
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

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS
Exhibits

Exhibit Number	Description

10.1 (a)	Fourteenth Amendment to Pioneer USA 401(k) and Matching Plan, dated May 10, 2019.

10.2 (a)
Indemnification Agreement, dated as of May 16, 2019, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors and executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement.

10.3 (a)
Change in Control Agreement, dated May 15, 2019, between the Company and Bonnie S. Black, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1 (a)	Mine Safety Disclosures.

101.INS (a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	XBRL Taxonomy Extension Schema.

101.CAL (a)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

August 8, 2019	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

August 8, 2019	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer