Form 10-Q
period 2019-09-30
PIONEER NATURAL RESOURCES CO
filed 2019-11-06
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of November 4, 2019     165,646,527

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
•"Bbl" means a standard barrel containing 42 United States gallons.
•"Bcf" means one billion cubic feet and is a measure of gas volume.
•"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.
•"BOEPD" means BOE per day.
•"Brent" means Brent oil price, a major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
•"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•"DD&A" means depletion, depreciation and amortization.
•"GAAP" means accounting principles generally accepted in the United States of America.
•"HH" means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for gas futures contracts on the NYMEX.
•"MBbl" means one thousand Bbls.
•"MBOE" means one thousand BOEs.
•"Mcf" means one thousand cubic feet and is a measure of gas volume.
•"MMBtu" means one million Btus.
•"Mont Belvieu" means the daily average natural gas liquids components as priced in OPIS in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.
•"NGLs" means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.
•"NYMEX" means the New York Mercantile Exchange.
•"Pioneer" or the "Company" means Pioneer Natural Resources Company and its subsidiaries.
•"Proved reserves" mean those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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
•"SEC" means the United States Securities and Exchange Commission.
•"U.S." means United States.
•"WTI" means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing.
•With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$437	$825
Restricted cash	76	—
Short-term investments	—	443
Accounts receivable:
Trade, net	848	694
Due from affiliates	5	120
Income taxes receivable	6	7
Inventories	246	242
Derivatives	133	52
Investment in affiliate	151	172
Other	21	25
Total current assets	1,923	2,580
Oil and gas properties, successful efforts method of accounting:
Proved properties	21,948	21,165
Unproved properties	604	601
Accumulated depletion, depreciation and amortization	(8,281)	(8,218)
Total oil and gas properties, net	14,271	13,548
Other property and equipment, net	1,056	1,291
Operating lease right-of-use assets	320	—
Long-term investments	—	125
Goodwill	261	264
Derivatives	16	—
Other assets	231	95
	$18,078	$17,903

The financial information included as of September 30, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,202	$1,441
Due to affiliates	215	183
Interest payable	25	53
Income taxes payable	—	2
Current portion of long-term debt	450	—
Derivatives	6	27
Operating leases	139	—
Other	423	112
Total current liabilities	2,460	1,818
Long-term debt	1,838	2,284
Deferred income taxes	1,279	1,152
Operating leases	183	—
Other liabilities	462	538
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 174,963,254 and 174,321,171 shares issued as of September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	9,142	9,062
Treasury stock at cost: 9,319,989 and 4,822,069 shares as of September 30, 2019 and December 31, 2018, respectively	(1,043)	(423)
Retained earnings	3,755	3,470
Total equity	11,856	12,111
Commitments and contingencies
	$18,078	$17,903

The financial information included as of September 30, 2019 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and other income:
Oil and gas	$1,235	$1,317	$3,567	$3,869
Sales of purchased oil and gas	1,171	1,141	3,463	3,306
Interest and other income (loss), net	(222)	10	(42)	40
Derivative gain (loss), net	121	(135)	150	(701)
Gain (loss) on disposition of assets, net	20	143	(477)	226
	2,325	2,476	6,661	6,740
Costs and expenses:
Oil and gas production	227	198	667	654
Production and ad valorem taxes	86	83	223	229
Depletion, depreciation and amortization	438	394	1,271	1,130
Purchased oil and gas	1,125	941	3,184	3,021
Impairment of oil and gas properties	—	—	—	77
Exploration and abandonments	11	20	46	83
General and administrative	72	96	246	282
Accretion of discount on asset retirement obligations	2	3	7	11
Interest	29	30	88	97
Other	32	182	390	316
	2,022	1,947	6,122	5,900
Income before income taxes	303	529	539	840
Income tax provision	(72)	(118)	(127)	(188)
Net income	231	411	412	652
Net loss attributable to noncontrolling interests	—	—	—	3
Net income attributable to common stockholders	$231	$411	$412	$655

Net income per share attributable to common stockholders:
Basic	$1.38	$2.40	$2.44	$3.82
Diluted	$1.38	$2.39	$2.44	$3.82

Basic and diluted weighted average shares outstanding	167	171	168	171

Dividends declared per share	$0.44	$0.16	$0.76	$0.32

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	(54)
Exercise of long-term incentive stock options	10	—	(1)	1	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	24
Net income	—	—	—	—	350	350
Balance as of March 31, 2019	168,422	2	9,085	(644)	3,766	12,209
Purchases of treasury stock	(1,349)	—	—	(202)	—	(202)
Stock-based compensation costs:
Issued awards	49	—	—	—	—	—
Compensation costs included in net loss	—	—	38	—	—	38
Net loss	—	—	—	—	(169)	(169)
Balance as of June 30, 2019	167,122	2	9,123	(846)	3,597	11,876
Dividends declared ($0.44 per share)	—	—	—	—	(73)	(73)
Exercise of long-term incentive stock options and employee stock purchases	54	—	—	6	—	6
Purchases of treasury stock	(1,619)	—	—	(203)	—	(203)
Stock-based compensation costs:
Issued awards	86	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	231	231
Balance as of September 30, 2019	165,643	$2	$9,142	$(1,043)	$3,755	$11,856
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.16 per share)	—	—	—	—	(27)	—	(27)
Purchases of treasury stock	(262)	—	—	(45)	—	—	(45)
Stock-based compensation costs:
Issued awards	492	—	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	—	17
Net income	—	—	—	—	178	—	178
Balance as of March 31, 2018	170,419	2	8,991	(294)	2,698	5	11,402
Exercise of long-term incentive stock options	7	—	—	1	—	—	1
Purchases of treasury stock	(31)	—	—	(6)	—	—	(6)
Stock-based compensation costs:
Issued awards	6	—	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	—	24
Net income	—	—	—	—	66	(3)	63
Balance as of June 30, 2018	170,401	2	9,015	(299)	2,764	2	11,484
Dividends declared ($0.16 per share)	—	—	—	—	(28)	—	(28)
Exercise of long-term incentive stock options and employee stock purchases	51	—	4	3	—	—	7
Purchases of treasury stock	(3)	—	—	—	—	—	—
Stock-based compensation costs:
Issued awards	13	—	—	—	—	—	—
Compensation costs included in net income	—	—	22	—	—	—	22
Sale of noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	411	—	411
Balance as of September 30, 2018	170,462	$2	$9,041	$(296)	$3,147	$—	$11,894
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$412	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,271	1,130
Impairment of oil and gas properties	—	77
Impairment of inventory and other property and equipment	34	9
Exploration expenses, including dry holes	6	12
Deferred income taxes	127	186
(Gain) loss on disposition of assets, net	477	(226)
Accretion of discount on asset retirement obligations	7	11
Interest expense	4	4
Derivative-related activity	(116)	307
Amortization of stock-based compensation	81	63
Investment in affiliate mark-to-market adjustment	22	—
Contingent consideration valuation adjustment	61	—
Other	96	176
Change in operating assets and liabilities:
Accounts receivable	(47)	(233)
Inventories	(55)	(70)
Investments	—	4
Other current assets	(15)	(1)
Accounts payable	1	305
Interest payable	(29)	(34)
Other current liabilities	(50)	(44)
Net cash provided by operating activities	2,287	2,328
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	82	383
Proceeds from investments	568	1,140
Purchases of investments	—	(618)
Additions to oil and gas properties	(2,380)	(2,495)
Additions to other assets and other property and equipment	(184)	(187)
Net cash used in investing activities	(1,914)	(1,777)
Cash flows from financing activities:
Principal payments on long-term debt	—	(450)
Purchases of treasury stock	(627)	(51)
Exercise of long-term incentive plan stock options and employee stock purchases	6	8
Payments of other liabilities	(10)	(8)
Dividends paid	(54)	(27)
Net cash used in financing activities	(685)	(528)
Net increase (decrease) in cash, cash equivalents and restricted cash	(312)	23
Cash, cash equivalents and restricted cash, beginning of period	825	896
Cash, cash equivalents and restricted cash, end of period	$513	$919

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGLs") and gas in the Permian Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results for a full year.
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
ASC 842 allowed for the election of certain practical expedients at adoption to ease the burden of implementation. At implementation, the Company elected to (i) maintain the historical lease classification for leases prior to January 1, 2019, (ii) maintain the historical accounting treatment for land easements that existed at adoption, (iii) use historical practices in assessing the lease term of existing contracts at adoption, (iv) combine lease and non-lease components of a contract as a single lease and (v) not record short-term leases in the consolidated balance sheet, all in accordance with ASC 842.
The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on the Company's cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842.
As of December 31, 2018, the Company was the deemed owner of the Company's new corporate headquarters (for accounting purposes) during the construction period and was following the build-to-suit accounting guidance under ASC 840. On January 1, 2019, upon the adoption of ASC 842, the Company derecognized $217 million of other property and equipment

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
and $219 million of build-to-suit lease liability costs associated with the building as this contract no longer qualifies for capitalization. The contract will be evaluated and recorded in the consolidated balance sheets upon lease commencement, which is expected to occur during the fourth quarter of 2019.
See Note 10 for additional information.
New accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Entities will use the modified retrospective approach to apply the standard's provisions and record a cumulative-effect adjustment to retained earnings for additional receivable loss allowances, if any, as of the beginning of the first reporting period in which the guidance is adopted. The Company continues to evaluate ASU 2016-13, but does not expect that it will have a material impact on its consolidated financial statements.
NOTE 3. Divestitures, Decommissioning and Restructuring Activities
Divestitures
•In July 2019, the Company completed the sale of certain vertical wells and approximately 1,400 undeveloped acres in Martin County of the Permian Basin to an unaffiliated third party for net cash proceeds of $27 million, after normal closing adjustments. The Company recorded a gain of $26 million associated with the sale.
•In June 2019, the Company completed the sale of certain vertical wells and approximately 1,900 undeveloped acres in Martin County of the Permian Basin to an unaffiliated third party for net cash proceeds of $38 million, after normal closing adjustments. The Company recorded a gain of $31 million associated with the sale.
•In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company's divestiture process is ongoing, but no assurance can be given that this divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company as a result of the current weakness in NGL and gas prices.
•In May 2019, the Company completed the sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture") to an unaffiliated third party in exchange for total consideration having an estimated fair value of $210 million, after normal closing adjustments. The fair value of the consideration included (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. Of the total consideration, $208 million is considered a noncash investing activity for the nine months ended September 30, 2019. The Company recorded a loss of $525 million and recognized employee-related charges of $20 million associated with the sale.
Contingent Consideration. Per the terms of the purchase and sale agreement, the Company is entitled to receive contingent consideration of up to $450 million based on future annual oil and NGL prices during each of the years from 2020 to 2024. The Company determined the fair value of the contingent consideration as of the date of the sale to be $136 million using an option pricing model. The contingent consideration is included in noncurrent other assets in the consolidated balance sheets. The Company revalues the contingent consideration each reporting period and records the resulting valuation changes in net interest and other income (loss) in the consolidated statements of operations. See Note 4, Note 5 and Note 14 for additional information.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determined the fair value of the deficiency fee obligation as of the date of the sale to be $348 million using a probability weighted present value model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, depending on the timing of payments. See Note 4 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Deficiency Fee Receivable. The buyer is required to reimburse the Company for up to 20 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determined the fair value of the deficiency fee receivable as of the date of the sale to be $72 million using a credit risk-adjusted valuation model. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets. See Note 4 for additional information.
Restricted Cash. As of the date of the sale, the Company deposited $75 million into an escrow account to be used to fund future deficiency fee payments. Accordingly, $76 million, including $1 million of interest income, is included in restricted cash in the consolidated balance sheet as of September 30, 2019. Beginning in 2021, the required escrow balance will decline to $50 million and, to the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023.
•In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro Holding Corp. ("ProPetro") in exchange for total consideration of $282 million, comprised of 16.6 million shares of ProPetro's common stock, which was delivered as of the date of the sale and had a fair value of $172 million, and $110 million in cash, which was received during the first quarter of 2019.
◦During 2018, the Company recorded a gain of $30 million, employee-related charges of $19 million, contract termination charges of $13 million and other divestiture related charges of $6 million associated with the sale. See Note 12 for additional information.
◦During the nine months ended September 30, 2019, the Company reduced the gain associated with the sale by $10 million and recorded additional employee-related charges of $1 million.
•In August 2018, the Company completed the sale of its assets in the West Panhandle gas and liquids field to an unaffiliated third party for net cash proceeds of $170 million, after normal closing adjustments. During 2018, the Company recorded a gain of $127 million and employee-related charges of $7 million associated with the sale.
•In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party for net cash proceeds of $54 million, after normal closing adjustments. The Company recorded a noncash impairment charge of $77 million in June 2018 to reduce the carrying value of its Raton Basin assets to their estimated fair value less costs to sell as the assets were considered held for sale. During 2018, the Company recorded a gain of $2 million and other divestiture-related charges of $117 million, including $111 million of estimated deficiency charges related to certain firm transportation contracts retained by the Company and employee-related charges of $6 million associated with the sale.
•In April 2018, the Company completed the sale of approximately 10,200 net acres in the West Eagle Ford Shale gas and liquids field to an unaffiliated third party for net cash proceeds of $100 million, after normal closing adjustments. During 2018, the Company recorded a gain of $75 million associated with the sale.
Decommissioning
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. During the nine months ended September 30, 2019, the Company recorded $23 million of accelerated depreciation, $13 million of inventory and other property and equipment impairment charges and $13 million of sand mine closure-related costs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Restructuring
During 2019, the Company implemented a corporate restructuring program to align its cost structure with the needs of a Permian Basin-focused company. The restructuring occurred in three phases (collectively, the "Corporate Restructuring Program") as follows:
•In March 2019, the Company made certain changes to its leadership and organizational structure, which included the early retirement and departure of certain officers of the Company,
•In April 2019, the Company adopted a voluntary separation program ("VSP") for certain eligible employees, and
•In May 2019, the Company implemented an involuntary separation program ("ISP").
During the nine months ended September 30, 2019, the Company recorded $159 million of employee-related charges, including $26 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, associated with the Corporate Restructuring Program. See Note 8 and Note 15 for additional information.
The employee-related costs are primarily recorded in other expense in the consolidated statements of operations. Obligations associated with employee-related charges are included in accounts payable - due to affiliates in the consolidated balance sheets.
The changes in the Company's total employee-related obligations are as follows:

Nine Months Ended September 30, 2019
(in millions)
Beginning employee-related obligations	$27
Additions (Note 15)	156
Cash payments	(154)
Ending employee-related obligations	$29

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
The three input levels of the fair value hierarchy are as follows:
•Level 1 – quoted prices for identical assets or liabilities in active markets.
•Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – unobservable inputs for the asset or liability, typically reflecting management's estimate of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore, determined using model-based techniques, including discounted cash flow models.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2019
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$149	$—	$149
Deferred compensation plan assets	83	—	—	83
Investment in affiliate	151	—	—	151
Contingent consideration	—	75	—	75
Total assets	234	224	—	458
Liabilities:
Commodity price derivatives	—	6	—	6
	$234	$218	$—	$452

	As of December 31, 2018
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$52	$—	$52
Deferred compensation plan assets	82	—	—	82
Investment in affiliate	—	172	—	172
Total assets	82	224	—	306
Liabilities:
Commodity price derivatives	—	27	—	27
	$82	$197	$—	$279
Commodity price derivatives. The Company's commodity price derivatives represent oil, NGL and gas swap contracts, collar contracts, collar contracts with short puts, call contracts and basis swap contracts. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
The asset and liability values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the call contracts, collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges.
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro. The fair value of its investment in ProPetro is determined using Level 1 inputs based on observable prices on a major exchange. As of December 31, 2018, the fair value of the Company's investment in ProPetro was determined using Level 2

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
inputs, including the quoted market price for the stock adjusted to reflect a discount due to restrictions on the Company's ability to sell the investment prior to July 1, 2019. See Note 12 and Note 14 for additional information.
Contingent consideration. The Company has a right to receive contingent consideration in conjunction with the South Texas Divestiture of up to $450 million based on future oil and NGL prices during each of the years from 2020 to 2024. The fair value of the contingent consideration is determined using Level 2 inputs based on an option pricing model using quoted future commodity prices based on active markets, implied volatility factors and counterparty credit risk assessments. See Note 3 and Note 5 for additional information.
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
Other assets. During the nine months ended September 30, 2019, the Company impaired the remaining $13 million of inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, as these assets had no remaining future economic value. In addition, the Company recognized a $16 million impairment charge related to pressure pumping assets that were excluded from the December 2018 sale of the Company's pumping services assets. See Note 15 for additional information.
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. The present value of the future cash payments and expected cash receipts were determined using a 2.9 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3 and Note 11 for additional information.
Sale of Raton Basin assets. In June 2018, the Company recognized impairment charges of $77 million to reduce the carrying value of its Raton Basin gas field assets to the agreed upon sales price for these assets, which were sold in July 2018. The impairment charges included $65 million attributable to proved oil and gas properties and $12 million attributable to other property and equipment. The impairment charges were recorded in impairment of oil and gas properties in the consolidated statement of operations. The Company also recorded contract termination charges of $111 million attributable to estimated deficiency fees related to certain firm transportation contracts retained by the Company. The fair value of these contracts was determined using Level 2 inputs, including an annual discount rate of 4.4 percent, to discount the expected future cash flows. See Note 3 and Note 11 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents:
Cash (a)	$437	$437	$775	$775
Time deposits (a)	—	—	50	50
Total	$437	$437	$825	$825
Restricted cash (a)	$76	$76	$—	$—
Short-term investments:
Commercial paper (b)	$—	$—	$53	$53
Corporate bonds (c)	—	—	290	288
Time deposits (b)	—	—	100	100
Total	$—	$—	$443	$441
Long-term investments:
Corporate bonds (c)	$—	$—	$125	$125
Liabilities:
Current portion of long-term debt (d)	$450	$456	$—	$—
Long-term debt (d)	$1,838	$1,991	$2,284	$2,374
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Fair value is determined using Level 2 inputs.
(c)Fair value is determined using Level 1 inputs.
(d)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges.
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
NOTE 5. Derivative Financial Instruments
The Company utilizes commodity swap contracts, option contracts, collar contracts, collar contracts with short puts, call contracts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Gulf Coast refinery or international export markets at prices that are highly correlated with Brent oil prices. As a result, the Company will generally use Brent derivative contracts to manage future oil price volatility.
Volumes per day associated with the Company's outstanding oil derivative contracts as of September 30, 2019 and the weighted average oil prices for those contracts are as follows:

	2019	Year Ending December 31, 2020	Year Ending December 31, 2021
	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl) (a)	38,630	—	—
Price per Bbl	$64.71	$—	$—
Brent collar contracts with short puts:
Volume per day (Bbl)	45,000	79,500	—
Price per Bbl:
Ceiling	$80.06	$71.81	$—
Floor	$68.33	$63.00	$—
Short put	$58.33	$54.01	$—
Brent call contracts sold:
Volume per day (Bbl) (b)	—	—	13,000
Price per Bbl	$—	$—	$72.10
______________________
(a)Subsequent to September 30, 2019, the Company entered into additional Brent derivative contracts for (i) 26,522 Bbls per day of swap contracts for the remainder of 2019 production at an average swap price of $60.38 per Bbl and (ii) 10,000 Bbls per day of swap contracts for January 2020 production at an average swap price of $60.86 per Bbl.
(b)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the NGL component product price volatility. As of September 30, 2019, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Volumes per day associated with outstanding gas derivative contracts as of September 30, 2019 and the weighted average gas prices for those contracts are as follows:

2019
Fourth Quarter
Swap contracts:
Volume per day (MMBtu)	83,152
Price per MMBtu	$2.69
Basis swap contracts:
Southern California index swap volume per day (MMBtu) (a)	80,000
Price differential ($/MMBtu)	$0.31
______________________
(a)The referenced basis swap contracts fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in Arizona and southern California.

Other gas derivatives. As of September 30, 2019, the Company was party to certain NYMEX gas swap contracts for 100,000 MMBtu per day for November 2019 under which the Company will pay a fixed price of $2.26 per MMBtu and receive a floating NYMEX price. Subsequent to September 30, 2019, such contracts were directly offset by a separate November NYMEX gas swap contract for 100,000 MMBtu per day under which the Company will pay a floating NYMEX price and receive a fixed price of $2.63 per MMBtu, which is expected to result in the recognition of a $1 million gain in November 2019.
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
Derivative accounting. The Company's derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company enters into commodity price derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.
Gains and losses associated with the Company's commodity price derivatives are separately presented in the consolidated statements of cash flows. Gains and losses associated with the Company's contingent consideration are presented as noncash operating activities in the consolidated statements of cash flows.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of September 30, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$133	$—	$133
Commodity price derivatives	Derivatives - noncurrent	$16	$—	$16
Contingent consideration	Other assets - noncurrent	$75	$—	$75
Liabilities:
Commodity price derivatives	Derivatives - current	$6	$—	$6

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of December 31, 2018
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$59	$(7)	$52
Liabilities:
Commodity price derivatives	Derivatives - current	$34	$(7)	$27
Gains and losses on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$121	$(135)	$150	$(701)
Contingent consideration	Interest and other income (loss), net	$(48)	$—	$(61)	$—
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.
NOTE 6. Exploratory Costs
The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company's capitalized exploratory well and project costs are included in proved properties in the consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.
The changes in capitalized exploratory well costs are as follows:

Nine Months Ended September 30, 2019
(in millions)
Beginning capitalized exploratory well costs	$509
Additions to exploratory well costs pending the determination of proved reserves	1,687
Reclassification due to determination of proved reserves	(1,577)
Disposition of assets	(6)
Exploratory well costs charged to exploration and abandonment expense	(4)
Ending capitalized exploratory well costs	$609
The Company has no wells or projects with exploratory well costs that have been suspended for a period of greater than one year.
NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date of October 2023. As of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
September 30, 2019, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 7.50% senior notes, with a debt principal balance of $450 million, will mature in January 2020 and are included in the current portion of long-term debt in the consolidated balance sheet as of September 30, 2019.
NOTE 8. Incentive Plans
Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Restricted stock - Equity Awards (a)	$14	$17	$65	$48
Restricted stock - Liability Awards (b)	2	4	14	16
Performance unit awards	5	5	15	13
Employee stock purchase plan	—	—	1	2
	$21	$26	$95	$79
______________________
(a)Includes noncash charges related to accelerated vesting of certain equity awards associated with the Corporate Restructuring Program of $1 million and $26 million for the three and nine months ended September 30, 2019, respectively. See Note 3 and Note 15 for additional information.
(b)Liability Awards are expected to be settled on their vesting date in cash. As of September 30, 2019 and December 31, 2018, accounts payable – due to affiliates included $7 million and $14 million, respectively, of liabilities attributable to Liability Awards.
As of September 30, 2019, there was $111 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $24 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for outstanding restricted stock awards and performance units is as follows:

	Nine Months Ended September 30, 2019
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units
Beginning incentive compensation awards	799,672	201,501	119,169
Awards granted	712,095	219,298	86,483
Awards forfeited	(44,267)	(28,030)	—
Awards vested (a)	(595,675)	(143,068)	(48,048)
Ending incentive compensation awards	871,825	249,701	157,604
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards and performance units that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Nine Months Ended September 30, 2019
(in millions)
Beginning asset retirement obligations	$183
New wells placed on production	1
Changes in estimates (a)	44
Dispositions	(37)
Liabilities settled	(38)
Accretion of discount	7
Ending asset retirement obligations	$160
______________________
(a)Changes in estimates are determined based on several factors, including abandonment cost estimates based on recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates and economic well life estimates. The increase in estimated asset retirement obligations was primarily due to accelerating the forecasted timing of abandoning certain of the Company's oil and gas vertical wells, which had the effect of increasing the present value of the abandonment obligation attributable to those wells.
The Company includes the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. As of September 30, 2019, the current portion of the Company's asset retirement obligations was $73 million.
NOTE 10. Leases
The Company leases drilling rigs, storage tanks, equipment and office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, based on the information available at the commencement date of a lease. As of September 30, 2019, the weighted-average discount rate used in determining the present value of future lease payments was 3.4 percent. Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of September 30, 2019, the weighted-average remaining lease term of the Company’s operating leases is three years.
In June 2017, the Company entered into a 20-year lease for the Company's new corporate headquarters that is currently being constructed in Irving, Texas. Annual base rent is expected to be $33 million and lease payments are expected to commence in the fourth quarter of 2019. As of September 30, 2019, the Company's consolidated balance sheet included $27 million of right-of-use assets related to its current corporate headquarters. The Company expects to fully amortize these assets over the remainder of 2019.
The Company has a variable equity interest in the entity that is constructing the building that is not considered material. The Company is not the primary beneficiary of the variable interest entity and only has a profit sharing interest after certain economic returns are achieved. The Company has no exposure to the variable interest entity's losses or future liabilities, if any. The contract for the Company's new corporate headquarters will be evaluated under ASC 842 upon lease commencement, which is expected to occur during the fourth quarter of 2019.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	($ in millions)
Lease costs:
Operating lease cost (a)	$44	$132
Short-term lease cost (b)	15	27
Variable lease cost (c)	15	53
	$74	$212
______________________
(a)Represents straight-line rent cost associated with the Company's operating lease right-of-use assets.
(b)Represents costs associated with short-term leases (those with a contractual term of 12 months or less) that are not included in the consolidated balance sheets.
(c)Variable lease costs are primarily comprised of the non-lease service component of drilling rig commitments above the minimum required payments. Both the minimum required payments and the non-lease service component of the drilling rig commitments are capitalized as additions to oil and gas properties.
For the nine months ended September 30, 2019, cash paid for operating, short-term and variable leases of $75 million is included in net cash provided by operating activities in the consolidated statements of cash flows. For the same period, the Company also incurred operating and variable lease costs associated with drilling operations of $139 million, which is capitalized as additions to oil and gas properties and is included in investing cash flows in the consolidated statements of cash flows.
The changes in operating lease liabilities are as follows:

Nine Months Ended September 30, 2019
(in millions)
Beginning operating lease liabilities (a)	$325
Liabilities assumed in exchange for new right-of-use assets	128
Contract modifications (b)	(4)
Dispositions	(1)
Liabilities settled	(135)
Accretion of discount (c)	9
Ending operating lease liabilities	$322
______________________
(a)Represents January 1, 2019 balance upon adoption of ASC 842.
(b)Represents changes in lease liabilities due to modifications of original contract terms.
(c)Represents imputed interest on discounted future cash payments.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Maturities of operating lease obligations are as follows:

As of September 30, 2019
(in millions)
Remainder of 2019	$41
2020	137
2021	87
2022	43
2023	11
Thereafter	26
Total lease payments	345
Less present value discount	(23)
$322

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
Firm purchase, gathering, processing, transportation and fractionation commitments. From time to time, the Company enters into, and as of September 30, 2019 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase and process sand and purchase water for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, storage and fractionation services and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty and income taxes. Also associated with its divestiture transactions, the Company has issued and received guarantees to facilitate the transfer of contractual obligations, such as firm transportation agreements or gathering and processing arrangements. The Company does not recognize a liability if the fair value of the obligation is immaterial and the likelihood of making payments under these guarantees is remote.
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for up to 20 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $640 million as of September 30, 2019. The Company's estimated deficiency fee obligation as of September 30, 2019 is $395 million, of which $153 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer of $67 million is included in noncurrent other assets in the consolidated balance sheets. The Company has received credit support for the deficiency fee receivable and the contingent consideration of up to $325 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Company under its guarantee, the maximum amount of future payments would be approximately $92 million as of September 30, 2019. The Company has received credit support for the commitments of up to $50 million.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $26 million as of September 30, 2019. The Company has received credit support for the commitments of up to $19 million.
Certain contractual obligations were retained by the Company after the South Texas Divestiture, the divestiture of the Company's gas field assets in the Raton Basin and pressure pumping assets, and the decommissioning of the Company's sand mine operations in Brady, Texas. These contracts were primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets.
The changes in contract obligations are as follows:

Nine Months Ended September 30, 2019
(in millions)
Beginning contract obligations	$111
Additions (a)	400
Liabilities settled	(38)
Accretion of discount	7
Changes in estimate (b)	(1)
Ending contract obligations	$479
______________________
(a)Additions include a $348 million deficiency fee obligation related to the South Texas Divestiture, $49 million of South Texas accrued deficiency fees from January 2019 through April 2019, $2 million of sand storage deficiencies associated with the sale of pressure pumping assets and $1 million related to sand mine decommissioning.
(b)Represents the difference between estimated and actual liabilities settled.
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
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman. Mark S. Berg, the Company's Executive Vice President Corporate/Vertically Integrated Operations, continues to serve as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Transactions and balances with ProPetro are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(in millions)
Pressure pumping and related services charges	$134	$401

	As of September 30, 2019	As of December 31, 2018

	(in millions)
Accounts receivable - due from affiliate (a)	$4	$119
Accounts payable - due to affiliate (b)	$107	$37
____________________
(a)Represents employee-related charges to be reimbursed by ProPetro. The balance as of December 31, 2018 also includes $110 million of cash consideration received during the first quarter of 2019.
(b)Represents pressure pumping and related services provided by ProPetro as part of a long-term agreement. The balance as of December 31, 2018 represents invoices associated with pressure pumping and related services performed by ProPetro in the normal course of business prior to the Company's sale of its pressure pumping assets to ProPetro.
NOTE 13. Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices of oil, NGLs and gas generally fluctuate based on the relevant market index rates.
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Oil sales	$1,068	$1,033	$3,032	$3,079
NGL sales	116	207	373	542
Gas sales	51	77	162	248
Total oil and gas sales	1,235	1,317	3,567	3,869
Sales of purchased oil	1,166	1,127	3,455	3,261
Sales of purchased gas	5	14	8	45
Total sales of purchased oil and gas	1,171	1,141	3,463	3,306
	$2,406	$2,458	$7,030	$7,175
Oil sales. Sales under the Company's oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes revenue when control transfers to the purchaser at the wellhead based on the net price received.
NGL and gas sales. The Company evaluated whether it is the principal or the agent in gas processing transactions and concluded that it is the principal when it has the ability to take-in-kind, which is the case in the majority of the Company's gas processing and transportation contracts. Therefore the Company recognizes revenue on a gross basis, with the gathering,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
processing, transportation and fractionation costs associated with its take-in-kind arrangements being recorded in oil and gas production costs in the consolidated statement of operations.
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to (i) diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and (ii) satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. Firm transportation payments on excess pipeline capacity are recorded in other expense in the consolidated statements of operations.
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs and gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, differences between the Company's revenue estimates and the actual revenue received have not been significant. As of September 30, 2019 and December 31, 2018, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $756 million and $646 million, respectively.
NOTE 14. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Interest income	$3	$7	$15	$21
Deferred compensation plan income	4	3	10	6
Severance and sales tax refunds	6	—	6	1
Seismic data sales	5	—	5	5
Investment in affiliate valuation adjustment (Note 4)	(193)	—	(22)	—
Contingent consideration valuation adjustment (Note 4)	(48)	—	(61)	—
Other	1	—	5	7
	$(222)	$10	$(42)	$40

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
 NOTE 15. Other Expense
The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Restructuring charges (a)	$1	$—	$159	$—
Transportation commitment charges (b)	5	43	70	121
Asset impairment (c)	4	—	34	4
Asset divestiture-related charges (d)	4	123	28	129
Accelerated depreciation (e)	—	—	23	—
Vertical integration services (income) loss, net (f)	1	(5)	19	5
Idle drilling and well service equipment charges (g)	5	—	18	—
Legal and environmental charges	4	6	12	18
Other	8	15	27	39
	$32	$182	$390	$316
____________________
(a)Represents employee-related charges associated with the Corporate Restructuring Program to align the Company's cost structure with the needs of a Permian Basin-focused company, of which $128 million was paid during the nine months ended September 30, 2019. The charges include noncash stock-based compensation expense related to the accelerated vesting of certain equity awards of $1 million and $26 million for the three and nine months ended September 30, 2019, respectively. See Note 3 and Note 8 for additional information.
(b)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(c)For the nine months ended September 30, 2019, includes inventory and other property and equipment impairment charges of (i) $13 million related to the decommissioning of the Company's Brady, Texas sand mine; (ii) $16 million of impairment charges related to inventory and other property and equipment excluded from the Company's sale of its pumping services assets in December 2018 and (iii) $2 million of other asset impairment charges. See Note 4 for additional information.
(d)Primarily represents charges associated with the South Texas Divestiture, including $20 million of employee-related charges for the nine months ended September 30, 2019. See Note 3 for additional information.
(e)Represents accelerated depreciation related to the decommissioning of the Company's Brady, Texas sand mine. See Note 3 for additional information.
(f)For the nine months ended September 30, 2019, includes $13 million of decommissioning operating expenses related to the Company's Brady sand mine and $14 million of carryover and winding down operating expenses related to the Company's sale of its pumping services assets in December 2018, partially offset by net margins (attributable to third party working interest owners) that result from Company-provided well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions.

The components of the vertical integration services net margins are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Gross revenues	$25	$49	$88	$113
Gross costs and expenses	$26	$44	$108	$118
(g)Primarily represents expenses attributable to idle frac fleet and drilling rig fees that are not chargeable to joint operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
NOTE 16. Income Taxes
Income tax provision and effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Current tax provision	$—	$(2)	$—	$(2)
Deferred tax provision	(72)	(116)	(127)	(186)
Income tax provision	$(72)	$(118)	$(127)	$(188)
Effective tax rate	24%	22%	24%	22%

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of September 30, 2019 and December 31, 2018, the Company had unrecognized tax benefits ("UTBs") of $141 million for each respective period as a result of research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The Company expects to substantially resolve the uncertainties associated with the UTBs within the next twelve months.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of September 30, 2019, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 17. Net Income Per Share
The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Net income attributable to common stockholders	$231	$411	$412	$655
Participating share-based earnings	(1)	(2)	(2)	(3)
Basic and diluted net income attributable to common stockholders	$230	$409	$410	$652

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Basic weighted average shares outstanding	167	171	168	171
Dilution attributable to stock-based compensation awards	—	—	—	—
Diluted weighted average shares outstanding	167	171	168	171

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Shares repurchased	$200	$—	$600	$22
As of September 30, 2019, $1.3 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 18. Subsequent Events
On November 4, 2019, the board of directors declared a quarterly cash dividend of $0.44 per share on the Company's outstanding common stock, payable January 14, 2020 to stockholders of record on December 31, 2019.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2019 included the following highlights:
•Net income attributable to common stockholders for the three months ended September 30, 2019 was $231 million ($1.38 per diluted share) as compared to net income of $411 million ($2.39 per diluted share) for the same period in 2018. The primary components of the $180 million decrease in earnings attributable to common stockholders include:
•a $232 million decrease in net interest and other income (loss), primarily due to a $193 million noncash loss attributable to the decrease in the fair value of the Company's investment in affiliate and a $48 million noncash decrease in the fair value of contingent consideration associated with the divestiture of the Company's Eagle Ford assets and other remaining assets in South Texas in May 2019 ("South Texas Divestiture");
•a $154 million decrease in net sales of purchased oil and gas due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales;
•a $123 million decrease in net gain on disposition of assets, primarily due to the recognition of a gain of $146 million on the sale of the Company's West Panhandle gas and liquids field during three months ended September 30, 2018 as compared to the recognition of a gain of $26 million on the sale of non-core Permian acreage during three months ended September 30, 2019;
•an $82 million decrease in oil and gas revenues due to a 14 percent decrease in average realized commodity prices per BOE, partially offset by a nine percent increase in daily sales volumes for the three months ended September 30, 2019;
•a $44 million increase in DD&A expense, primarily due to higher sales volumes associated with the Company’s successful horizontal drilling program in the Permian Basin; and
•a $32 million increase in production costs, including taxes, primarily due to the aforementioned increase in sales volumes;
partially offset by:
•a $256 million increase in net derivative gains, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $150 million decrease in other expense, primarily due to $4 million of asset divestiture-related charges and $5 million of transportation commitment charges incurred during the three months ended September 30, 2019 as compared to $123 million of asset divestiture-related charges, including employee-related charges and firm transportation commitments associated with the Company's divestiture of its gas field assets in the Raton Basin and the West Panhandle gas and liquids field, and $43 million of unused transportation commitments incurred during the three months ended September 30, 2018;
•a $46 million decrease in the Company's income tax provision due to the decrease in earnings during the three months ended September 30, 2019 as compared to the same period in 2018;
•a $24 million decrease in general and administrative expense due to a reduction in headcount as a result of the Company's corporate restructuring program initiated in March 2019 to align its cost structure with the needs of a Permian Basin-focused company (the "Corporate Restructuring Program"); and
•a $9 million decrease in exploration and abandonment expense due to reductions in geological and geophysical costs, principally related to the aforementioned Corporate Restructuring Program.
•During the three months ended September 30, 2019, average daily sales volumes increased by nine percent to 350,725 BOEPD, as compared to 320,659 BOEPD during the same period in 2018 due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 and 2019 divestitures.

PIONEER NATURAL RESOURCES COMPANY
•Average oil, NGL and gas prices decreased per Bbl (for oil and NGLs) and Mcf (for gas) during the three months ended September 30, 2019 to $53.93, $16.81 and $1.54, respectively, as compared to $57.54, $35.97 and $2.21, respectively, for the same period in 2018.
•As of September 30, 2019 and December 31, 2018, the Company's net debt to book capitalization was 14 percent and seven percent, respectively.
 Fourth Quarter 2019 Outlook
Based on current estimates, the Company expects the following operating and financial results:

Three Months Ending December 31, 2019
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	345 - 360
Average daily oil production (MBbl)	210 - 220
Production costs per BOE	$8.50 - $10.50
DD&A per BOE	$13.00 - $15.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$65 - $75
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$30 - $35
Other expense	$20 - $30
Cash flow impact from firm transportation	($25) - $25
Current income tax provision	< $5
Effective tax rate	21% - 25%

Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes by significant asset area are as follows:

	Nine Months Ended September 30, 2019
	Permian Basin	Total Company
Oil (Bbls)	208,003	209,666
NGL (Bbls)	68,073	69,682
Gas (Mcf)	344,744	360,939
Total (BOE)	333,533	339,504
The Company's liquids production increased to 82 percent of total production on a BOE basis for the nine months ended September 30, 2019, as compared to 79 percent for the same period last year.
Costs incurred by significant asset area are as follows:

	Nine Months Ended September 30, 2019
	Permian Basin	Total Company

	(in millions)
Unproved property acquisitions costs	$21	$21
Exploration costs	1,706	1,710
Development costs	538	538
Asset retirement obligations	45	45
	$2,310	$2,314

PIONEER NATURAL RESOURCES COMPANY
Development drilling activity by significant asset area is as follows:

	Nine Months Ended September 30, 2019
	Permian Basin	Total Company
Beginning wells in progress	16	16
Wells spud	15	15
Successful wells	(20)	(20)
Ending wells in progress	11	11

Exploration/extension drilling activity by significant asset area is as follows:

	Nine Months Ended September 30, 2019
	Permian Basin	Total Company
Beginning wells in progress	163	166
Wells spud	250	250
Successful wells	(209)	(209)
Unsuccessful wells	(1)	(1)
Wells sold	—	(3)
Ending wells in progress	203	203
The Company is currently operating 18 rigs in the Spraberry/Wolfcamp field, with 13 rigs operating in the northern portion of the play and 5 rigs operating in the southern portion of the play.
During the nine months ended September 30, 2019, the Company successfully completed 185 horizontal wells in the northern portion of the play and 44 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 45 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 40 percent were Wolfcamp B interval wells and the remaining 15 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the play, the majority of the wells were Wolfcamp B interval wells.
Approximately 45 percent of the 2019 horizontal wells are planned to be drilled in the Wolfcamp B interval, 35 percent of the horizontal wells are planned to be drilled in the Wolfcamp A interval and the remaining 20 percent will be a combination of wells in the Spraberry intervals and a limited appraisal program for the Wolfcamp D interval.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2019, as compared to $1.3 billion and $3.9 billion for the same respective periods in 2018. The decrease in oil and gas revenues during the three months ended September 30, 2019, as compared to the same period in 2018, is primarily due to decreases of six percent, 53 percent and 30 percent in oil, NGL and gas prices, respectively, and a decrease of four percent in gas sales volumes, partially offset by increases of 10 percent and 19 percent in daily oil and NGL sales volumes, respectively. The decrease in oil and gas revenues during the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to decreases of 12 percent, 36 percent and 27 percent in oil, NGL and gas prices, respectively, and a decrease of 11 percent in gas sales volumes, partially offset by increases of 12 percent and eight percent in daily oil and NGL sales volumes, respectively.
Average daily BOE sales volumes increased by nine percent and six percent, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2018 and 2019 divestitures.

PIONEER NATURAL RESOURCES COMPANY
Average daily sales volumes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (Bbls)	215,204	195,116	209,666	187,756
NGL (Bbls)	74,814	62,611	69,682	64,410
Gas (Mcf)	364,240	377,587	360,939	407,617
Total (BOEs)	350,725	320,659	339,504	320,102
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil per Bbl	$53.93	$57.54	$52.97	$60.06
NGL per Bbl	$16.81	$35.97	$19.61	$30.80
Gas per Mcf	$1.54	$2.21	$1.64	$2.24
Total per BOE	$38.28	$44.64	$38.48	$44.27
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to (i) diversify a portion of the Company's WTI oil sales to the Gulf Coast refinery or international export markets and (ii) satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented as a component of purchased oil and gas expense. The net effect of third party purchases and sales of oil and gas for the three and nine months ended September 30, 2019 was income of $46 million and $279 million, respectively, as compared to income of $200 million and $285 million for the same respective periods in 2018. Firm transportation payments on excess pipeline capacity commitments that are not able to be mitigated through purchase and sale transactions are recorded in other expense in the consolidated statements of operations. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net. The Company's interest and other income for the three and nine months ended September 30, 2019 was a loss of $222 million and $42 million, respectively, as compared to income of $10 million and $40 million for the same respective periods in 2018. The decrease in interest and other income during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily due to a noncash loss of $193 million and $22 million, respectively, attributable to the decrease in the fair value of the Company's investment in affiliate and a $48 million and $61 million, respectively, noncash decrease in the fair value of contingent consideration associated with the South Texas Divestiture. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net. The Company utilizes commodity swap contracts, option contracts, collar contracts, collar contracts with short puts, call contracts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2019, the Company recorded $121 million and $150 million, respectively, of net derivative gains on commodity price derivatives, which included $24 million and $34 million, respectively, of net cash receipts. During the three and nine months ended September 30, 2018, the Company recorded $135 million and $701 million, respectively, of net derivative losses on commodity price and marketing derivatives, of which $183 million and $394 million, respectively, represented net cash payments.

PIONEER NATURAL RESOURCES COMPANY
Commodity derivatives and the relative price impact (per Bbl or Mcf) are as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$32	$1.62	per Bbl	$55	$0.96	per Bbl
Gas derivative payments	(8)	$(0.23)	per Mcf	(21)	$(0.21)	per Mcf
Total net commodity derivative receipts	$24			$34

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative payments	$(170)	$(9.49)	per Bbl	$(383)	$(7.49)	per Bbl
NGL derivative payments	(1)	$(0.21)	per Bbl	(1)	$(0.04)	per Bbl
Gas derivative payments	(10)	$(0.27)	per Mcf	(7)	$(0.06)	per Mcf
Total net commodity derivative payments	$(181)			$(391)
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain (loss) on disposition of assets, net. The Company recorded a net gain of $20 million and a net loss of $477 million, on the disposition of assets for the three and nine months ended September 30, 2019, respectively, as compared to a net gain of $143 million and $226 million for the same respective periods in 2018. For the three months ended September 30, 2019, the net gain on disposition of assets is primarily due to the sale of certain vertical wells and approximately 1,400 undeveloped acres in Martin County of the Permian Basin. For the nine months ended September 30, 2019, the net loss on disposition of assets is primarily related to the South Texas Divestiture, under which assets were sold to an unaffiliated third party in exchange for total consideration having an estimated fair value of $210 million, after normal closing adjustments. The estimated fair value of the consideration reflects (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. For the three months ended September 30, 2018, the gain on disposition of assets is primarily due to the recognition of a gain of $146 million on the Company's sale of its assets in the West Panhandle field. For the nine months ended September 30, 2018, the gain on disposition of assets is primarily due to the recognition of a gain of $75 million on the sale of approximately 10,200 net acres in the West Eagle Ford Shale and $146 million on the sale of the West Panhandle field assets.
Oil and gas production costs. The Company recognized oil and gas production costs of $227 million and $667 million, respectively, during the three and nine months ended September 30, 2019, as compared to $198 million and $654 million during the same respective periods in 2018. Lease operating expenses and workover expenses represent the primary components of oil and gas production costs over which the Company has management control. Gathering, processing and transportation charges represent the cost to gather, process, transport and fractionate the Company's gas and NGLs. Net natural gas plant income represents the net revenues attributable to the Company's ownership interest in third party operated gathering and processing facilities.

PIONEER NATURAL RESOURCES COMPANY
Oil and gas production costs per BOE are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per BOE amounts)
Lease operating expenses per BOE	$4.49	$3.85	$4.84	$4.29
Gathering, processing and transportation charges per BOE	2.17	2.39	2.14	2.64
Net natural gas plant income per BOE	(0.31)	(0.53)	(0.59)	(0.32)
Workover costs per BOE	0.68	1.00	0.80	0.87
	$7.03	$6.71	$7.19	$7.48
Total oil and gas production costs per BOE for the three and nine months ended September 30, 2019 increased by five percent and decreased by four percent, respectively, as compared to the same respective periods in 2018. Lease operating expenses per BOE increased during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to increased maintenance on the Company's vertical wells. Gathering, processing and transportation charges include field gathering and gas processing costs and transportation and fractionation costs paid to third parties to transport and fractionate the Company's NGL production and transport the Company's gas production so such production can be sold. The decrease in gathering, processing and transportation charges per BOE for the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, is primarily due to the sale of the Company's Eagle Ford assets in May 2019 that had a higher per BOE cost than the Company's Permian Basin assets. The change in net natural gas plant income per BOE for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, is primarily reflective of changes in net revenues earned from the Company's ownership interest in third party operated gathering and processing facilities. The reduction in workover costs per BOE for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, is primarily due to reduced Permian vertical well workover activities as a result of the decline in commodity prices making such work less economic.
In May 2019, the Company announced its plans to divest of its ownership interest in certain gas gathering and processing assets operated by a third party. The Company's divestiture process is ongoing, but no assurance can be given that this divestiture will be completed in accordance with the Company's plans or on terms and at a price that is acceptable to the Company as a result of the current weakness in NGL and gas prices.
Production and ad valorem taxes. The Company's production and ad valorem taxes were $86 million and $223 million, respectively, during the three and nine months ended September 30, 2019, as compared to $83 million and $229 million for the same respective periods in 2018. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The decrease in production taxes per BOE for the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, is primarily due to the decrease in oil, NGL and gas prices during 2019. The increase in ad valorem taxes per BOE for the three months ended September 30, 2019, as compared to the same respective period in 2018, is primarily due to the higher commodity prices used to determine the assessed values of the Company's Permian Basin properties in 2019. The decrease in ad valorem taxes per BOE for the nine months ended September 30, 2019, as compared to the same respective period in 2018, is primarily due to the 2018 estimate per BOE being higher than the actual ad valorem tax bills that were received in the fourth quarter of 2018, which reduced the Company's 2018 overall ad valorem tax per BOE to $0.60.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per BOE amounts)
Production taxes per BOE	$1.71	$1.92	$1.73	$1.88
Ad valorem taxes per BOE	0.96	0.88	0.68	0.73
	$2.67	$2.80	$2.41	$2.61
Depletion, depreciation and amortization expense. The Company's DD&A expense was $438 million ($13.57 per BOE) and $1,271 million ($13.71 per BOE), respectively, for the three and nine months ended September 30, 2019, as compared to $394 million ($13.37 per BOE) and $1,130 million ($12.93 per BOE) for the same respective periods in 2018. Depletion

PIONEER NATURAL RESOURCES COMPANY
expense on oil and gas properties was $12.82 and $12.92 per BOE during the three and nine months ended September 30, 2019, as compared to $12.62 and $12.34 per BOE during the same respective periods in 2018.
Depletion expense on oil and gas properties increased for the three and nine months ended September 30, 2019 primarily due to (i) higher sales volumes associated with the Company’s successful horizontal drilling program in the Permian Basin and (ii) the depletion rate per BOE increasing by two percent and five percent, respectively, as compared to the same respective periods in 2018, due the 2018 and 2019 divestitures that had lower depletion rates per BOE.
Exploration and abandonments expense. Geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Geological and geophysical	$10	$17	$41	$68
Exploratory well costs	1	1	4	9
Leasehold abandonments and other	—	2	1	6
	$11	$20	$46	$83
The geological and geophysical expenses for the three and nine months ended September 30, 2019 and 2018 were primarily related to geological and geophysical personnel costs. The decrease in geological and geophysical expense for the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, is primarily due to staff reductions associated with the Corporate Restructuring Program to align the organization with the needs of a Permian Basin-focused company.
During the nine months ended September 30, 2019, the Company drilled and evaluated 210 exploration/extension wells, 209 of which were successfully completed as discoveries. During the same period in 2018, the Company drilled and evaluated 186 exploration/extension wells, 183 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2019 was $72 million ($2.24 per BOE) and $246 million ($2.66 per BOE), respectively, as compared to $96 million ($3.27 per BOE) and $282 million ($3.22 per BOE), for the same respective periods in 2018. The decrease in general and administrative costs during the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, was primarily due to staff reductions associated with the Corporate Restructuring Program to align the organization with the needs of a Permian Basin-focused company and other cost reduction initiatives. See Note 3, Note 10 and Note 15 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $2 million and $7 million, respectively, for the three and nine months ended September 30, 2019, as compared to $3 million and $11 million, for the same respective periods in 2018. The decrease in accretion expense during the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, was primarily due to a reduction in the Company's future asset retirement obligations associated with the 2018 and 2019 divestitures. See Note 9 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
 Interest expense. Interest expense was $29 million and $88 million, for the three and nine months ended September 30, 2019, respectively, as compared to $30 million and $97 million for the same respective periods in 2018. The decrease in interest expense during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the repayment of the Company's 6.875% Senior Notes, which matured in May 2018. The weighted average interest rate on the Company's indebtedness for the nine months ended September 30, 2019 was 5.3 percent, as compared to 5.5 percent for the respective period in 2018. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

Other expense. Other expense was $32 million and $390 million for the three and nine months ended September 30, 2019, respectively, as compared to $182 million and $316 million for the same respective periods in 2018. The decrease in other expense during the three months ended September 30, 2019, was primarily due to $4 million of asset divestiture-related charges and $5 million of transportation commitment charges incurred during the three months ended September 30, 2019 as compared to $123 million of asset divestiture-related charges, including employee-related charges and firm transportation commitments associated with the Company's divestiture of its gas field assets in the Raton Basin and the West Panhandle gas and liquids field, and $43 million of unused transportation commitments incurred during the three months ended September 30,

PIONEER NATURAL RESOURCES COMPANY
2018. The increase in other expense during the nine months ended September 30, 2019, was primarily due to restructuring-related charges of $159 million to align the organization with the needs of a Permian Basin-focused company, an increase in asset impairments of $30 million, accelerated depreciation expense of $23 million and idle drilling and well service equipment charges of $18 million for nine months ended September 30, 2019, offset by a decrease between the respective periods in (i) asset-related divestiture charges of $101 million and (ii) unused transportation commitment charges of $51 million. See Note 3, Note 10 and Note 15 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax provision. The Company recognized an income tax provision of $72 million and $127 million for the three and nine months ended September 30, 2019, respectively, as compared to $118 million and $188 million for the same respective periods in 2018. The Company's effective tax rate for both the three and nine months ended September 30, 2019 was 24 percent, as compared to 22 percent for the same respective periods in 2018. See Note 16 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) proceeds from divestitures, (v) unused borrowing capacity under its credit facility (the "Credit Facility"), (vi) issuances of debt or equity securities and (vii) other sources, such as sales of nonstrategic assets.
The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its remaining 2019 and 2020 capital expenditures and dividend payments and provide adequate liquidity to fund other needs, including stock repurchases, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
2019 capital budget. The Company's total Permian capital budget for 2019 is expected to be in the range of $3.05 billion to $3.1 billion, consisting of $2.8 billion to $2.85 billion for drilling and completion related activities, including additional tank batteries and salt water disposal facilities, and $250 million for gas processing facilities, water infrastructure, well services and vehicles. The Company's total Permian capital expenditures for the nine months ended September 30, 2019 were $2.3 billion. The 2019 capital budget and actual capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. Cash flows from operating, investing and financing activities are summarized below.
As of September 30, 2019, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2019. The Company also had unrestricted cash on hand of $437 million and an investment in an affiliate of $151 million as of September 30, 2019.
Operating activities. Net cash provided by operating activities was $2.3 billion for the nine months ended September 30, 2019 and for the same period in 2018.
Investing activities. Net cash used in investing activities was $1.9 billion during the nine months ended September 30, 2019 as compared to $1.8 billion during the same period in 2018. The increase in net cash used in investing activities is primarily due to a reduction in proceeds from the disposition of assets received during the nine months ended September 30, 2019, partially offset by a reduction in additions to oil and gas properties.
Financing activities. Net cash used in financing activities during the nine months ended September 30, 2019 was $685 million as compared to $528 million during the same period in 2018. The increase in net cash used in financing activities is primarily due to an increase of $576 million in repurchases of the Company's common stock during the nine months ended September 30, 2019 as compared to the same period in 2018, partially offset by the $450 million repayment of the Company's 6.875% Senior Notes in May 2018.
Dividends/distributions. On November 4, 2019, the board of directors declared a quarterly cash dividend of $0.44 per share on the Company's outstanding common stock, payable January 14, 2020 to stockholders of record on December 31, 2019. Prior to August 2019, dividends were declared and paid semiannually. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.

PIONEER NATURAL RESOURCES COMPANY
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2019, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (iii) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, transportation and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include short and long-term debt, operating leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including retained obligations associated with divestitures and postretirement benefit obligations). Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm purchase, transportation, fractionation, gathering and processing commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase and process sand and purchase water for use in the Company's drilling operations, (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery commitments and (iii) contractual commitments for drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand/deficiency fees for any commitment shortfalls.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of September 30, 2019, these contracts represented net assets of $143 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2019. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of September 30, 2019, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of September 30, 2019, the Company had no variable rate debt outstanding under its credit facility and therefore no related exposure to interest rate risk. As of September 30, 2019, the Company had $2.3 billion of fixed rate long-term debt outstanding with an weighted average interest rate of 5.3 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Commodity price risk. The Company's primary market risk exposure is in the price it receives from the sale of its oil, NGLs and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus various index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk through the use of derivative financial instruments and sales of purchased oil and gas.
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions if it is anticipated that the commodity price forecast is expected to improve. Such proceeds can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements. The Company manages commodity price risk with the following types of derivative contracts:
•Swaps. The Company receives a fixed price and pays a floating market price to the counterparty on a notional amount of sales volumes, thereby fixing the price for the commodity sold.
•Collars. Collar contracts provide minimum ("floor" or "long put") and maximum ("ceiling") prices on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price but below the ceiling price.
•Collar contracts with short put options. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Company's realized price will exceed the variable market prices by the long put-to-short put price differential.
•Basis swaps. Basis swap contracts fix the basis differentials between the index price at which the Company sells its production and the index price used in swap or collar contracts.
•Options. Selling individual call options can enhance the market price by the premium received or, alternatively, the premium received can be utilized to improve swap or collar contract prices. Purchased put options establish a minimum floor price (less any premiums paid) and allow participation in higher prices when prices close above the floor price.
The Company has entered into derivative contracts for only a portion of its forecasted fourth quarter 2019 and 2020 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on September 30, 2019 market quotes were as follows:

	2019	Year Ending December 31, 2020
	Fourth Quarter
Average forward Brent oil price per Bbl	$58.56	$56.50
Average forward NYMEX gas price per MMBtu	$2.42	$2.42
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$1.34	$—
The average forward prices based on November 4, 2019 market quotes are as follows:

	2019	Year Ending December 31, 2020
	Fourth Quarter
Average forward Brent oil price per Bbl	$61.74	$59.06
Average forward NYMEX gas price per MMBtu	$2.82	$2.57
Southern California gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$1.39	$—
___________________
(a)Based on market quotes for basis differentials between Permian Basin index prices and southern California index prices. The Company currently has no basis differential derivatives between Permian Basin index prices and southern California index prices for 2020.
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
Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and gas production, purchased oil and gas and contingent consideration and deficiency fee receivables from the purchaser of the Company's Eagle Ford assets and other remaining assets in South Texas and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended September 30, 2019
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 2019	7,055	$140.33	—	$1,472,376,692
August 2019	1,608,761	$125.44	1,594,447	$1,272,379,289
September 2019	2,968	$131.07	—	$1,272,379,289
	1,618,784		1,594,447
____________________
(a)Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program.

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
(a)Filed herewith.
(b)Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

November 6, 2019	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

November 6, 2019	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer