Form 10-Q
period 2020-03-31
PIONEER NATURAL RESOURCES CO
filed 2020-05-08
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 7, 2020     164,863,215

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining, storage and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facilities, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement planned stock repurchases, the risks associated with the ownership and operation of the Company's oilfield services businesses and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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
•"OPEC" means the Organization of Petroleum Exporting Countries.
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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784	$631
Restricted cash	74	74
Accounts receivable:
Trade, net	555	1,032
Due from affiliates	—	3
Income taxes receivable	9	7
Inventories	188	205
Derivatives	386	32
Investment in affiliate	42	187
Other	31	20
Total current assets	2,069	2,191
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	23,029	22,444
Unproved properties	583	584
Accumulated depletion, depreciation and amortization	(8,987)	(8,583)
Total oil and gas properties, net	14,625	14,445
Other property and equipment, net	1,629	1,632
Operating lease right-of-use assets	250	280
Goodwill	261	261
Derivatives	43	—
Other assets	174	258
	$19,051	$19,067

The financial information included as of March 31, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$973	$1,221
Due to affiliates	100	190
Interest payable	18	53
Income taxes payable	3	3
Current portion of long-term debt	499	450
Derivatives	3	12
Operating leases	128	136
Other	356	431
Total current liabilities	2,080	2,496
Long-term debt	2,140	1,839
Derivatives	3	8
Deferred income taxes	1,465	1,389
Operating leases	146	170
Other liabilities	1,006	1,046
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 175,373,639 and 175,057,889 shares issued as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	9,176	9,161
Treasury stock at cost: 10,510,424 and 9,511,248 shares as of March 31, 2020 and December 31, 2019, respectively	(1,190)	(1,069)
Retained earnings	4,223	4,025
Total equity	12,211	12,119
Commitments and contingencies
	$19,051	$19,067

The financial information included as of March 31, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues and other income:
Oil and gas	$1,095	$1,135
Sales of purchased oil and gas	915	1,109
Interest and other income (loss), net	(206)	191
Derivative gain (loss), net	453	(13)
Loss on disposition of assets, net	—	(9)
	2,257	2,413
Costs and expenses:
Oil and gas production	176	221
Production and ad valorem taxes	75	68
Depletion, depreciation and amortization	434	421
Purchased oil and gas	1,028	957
Exploration and abandonments	9	20
General and administrative	56	94
Accretion of discount on asset retirement obligations	2	3
Interest	27	29
Other	85	147
	1,892	1,960
Income before income taxes	365	453
Income tax provision	(76)	(103)
Net income attributable to common stockholders	$289	$350

Basic and diluted net income per share attributable to common stockholders	$1.74	$2.06

Basic and diluted weighted average shares outstanding	166	169

Dividends declared per share	$0.55	$0.32

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,025	$12,119
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Issued awards	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	289	289
Balance as of March 31, 2020	164,864	$2	$9,176	$(1,190)	$4,223	$12,211

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	(54)
Exercise of long-term incentive stock options	10	—	(1)	1	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	24
Net income	—	—	—	—	350	350
Balance as of March 31, 2019	168,422	$2	$9,085	$(644)	$3,766	$12,209

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$289	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	434	421
Impairment of inventory and other property and equipment	—	32
Exploration expenses, including dry holes	2	1
Deferred income taxes	76	103
Loss on disposition of assets, net	—	9
Accretion of discount on asset retirement obligations	2	3
Interest expense	5	1
Derivative related activity	(412)	17
Amortization of stock-based compensation	16	24
Investment in affiliate valuation adjustment	145	(174)
South Texas contingent consideration valuation adjustment	63	—
South Texas deficiency fee obligation	69	—
Other	31	62
Change in operating assets and liabilities:
Accounts receivable	479	(69)
Inventories	16	(36)
Other assets	21	(15)
Accounts payable	(284)	(74)
Interest payable	(35)	(29)
Other liabilities	(92)	(22)
Net cash provided by operating activities	825	604
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	1	6
Proceeds from investments	—	112
Additions to oil and gas properties	(639)	(741)
Additions to other assets and other property and equipment	(43)	(72)
Net cash used in investing activities	(681)	(695)
Cash flows from financing activities:
Borrowing under credit facility	800	—
Principal payments on long-term debt	(450)	—
Payments of other liabilities	(146)	(1)
Purchases of treasury stock	(122)	(222)
Dividends paid	(73)	—
Net cash provided by (used in) financing activities	9	(223)
Net increase (decrease) in cash, cash equivalents and restricted cash	153	(314)
Cash, cash equivalents and restricted cash, beginning of period	705	825
Cash, cash equivalents and restricted cash, end of period	$858	$511

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2020 are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Impact of the COVID-19 Pandemic. A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations, resulted in oil prices declining significantly beginning late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which is negatively impacting the Company's results of operations and planned 2020 capital activities.
Adoption of new accounting standards. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The impact of the adoption of this ASU was not material.
The Company is exposed to credit losses primarily through sales of oil, NGLs, gas and purchased oil and gas. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
NOTE 3. Divestitures, Decommissioning and Restructuring Activities
Divestitures
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
Contingent Consideration. Per the terms of the purchase and sale agreement, the Company is entitled to receive contingent consideration of up to $450 million based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company determined the fair value of the contingent consideration as of the date of the sale to be $136 million using an option pricing model. The fair value of the contingent consideration is included in noncurrent other assets in the consolidated balance sheets since, if earned, such consideration will be paid by the buyer in installments beginning in 2023 through 2025. The Company revalues the contingent consideration each reporting period and records the resulting valuation changes in net interest and other income (loss) in the consolidated statements of operations. The Company recorded a loss on valuation adjustment of $63 million for the three months ended March 31, 2020. The fair value of the contingent consideration was $28 million as of March 31, 2020. See Note 4, Note 5 and Note 13 for additional information.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determined the fair value of the deficiency fee obligation as of the date of the sale to be $348 million using a probability weighted present value model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, based on the timing of payments. In March 2020, the Company recorded a charge of $69 million in other expense for the three months ended March 31, 2020, due to changes in the Company's forecasted deficiency fee payments. The estimated remaining deficiency fee obligation was $323 million as of March 31, 2020. See Note 4, Note 10 and Note 14 for additional information.
Deficiency Fee Receivable. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determined the fair value of the deficiency fee receivable as of the date of the sale to be $72 million using a credit risk-adjusted valuation model. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets. See Note 4 for additional information.
Restricted Cash. As of March 31, 2020, the Company has $74 million deposited in an escrow account to be used to fund future deficiency fee payments. The escrow account balance is included in restricted cash in the consolidated balance sheet as of March 31, 2020. Beginning in 2021, the required escrow balance will decline to $50 million and, to the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023.
Decommissioning
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. During the three months ended March 31, 2019, the Company recorded $23 million of accelerated depreciation and $13 million of inventory and other property and equipment impairment charges associated with the sand mine closure. See Note 14 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The employee-related costs associated with the restructuring were primarily recorded in other expense in the consolidated statements of operations. Obligations associated with employee-related charges are included in accounts payable - due to affiliates in the consolidated balance sheets. See Note 14 for additional information.
The changes in the Company's total employee-related obligations are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Beginning employee-related obligations	$6	$27
Additions (Note 14)	—	13
Cash payments	(5)	(10)
Noncash changes	—	(4)
Ending employee-related obligations	$1	$26

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2020
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity price derivatives	$—	$429	$—	$429
Deferred compensation plan assets	64	—	—	64
Investment in affiliate	42	—	—	42
Contingent consideration	—	28	—	28
Total assets	106	457	—	563
Liabilities:
Commodity price derivatives	—	6	—	6
	$106	$451	$—	$557

	As of December 31, 2019
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity price derivatives	$—	$32	$—	$32
Deferred compensation plan assets	85	—	—	85
Investment in affiliate	187	—	—	187
Contingent consideration	—	91	—	91
Total assets	272	123	—	395
Liabilities:
Commodity price derivatives	—	20	—	20
	$272	$103	$—	$375
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
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
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of its investment in ProPetro is determined using Level 1 inputs based on observable prices on a major exchange. See Note 11 and Note 13 for additional information.
Contingent consideration. The Company has a right to receive contingent consideration in conjunction with the South Texas Divestiture of up to $450 million based on future oil and NGL prices during each of the five years from 2020 to 2024. The fair value of the contingent consideration is determined using Level 2 inputs based on an option pricing model using quoted future commodity prices based on active markets, implied volatility factors and counterparty credit risk assessments. See Note 3, Note 5 and Note 13 for additional information.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties, goodwill and other long-lived assets that are written down to fair value when they are impaired or held for sale.
Other assets. During the three months ended March 31, 2019, the Company impaired $13 million of inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, as these assets had no remaining future economic value. In addition, the Company recognized a $15 million impairment charge related to pressure pumping assets that were excluded from the December 2018 sale of the Company's pumping services assets. See Note 14 for additional information.
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the 2019 South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. The change to the Company's forecasted deficiency fee obligation, as a result of the expected impact of the COVID-19 pandemic on the ability of the buyer to satisfy the MVC, resulted in the Company recording a charge of $69 million to other expense for the three months ended March 31, 2020. The present value of the future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3, Note 10 and Note 14 for additional information.
Impact of the COVID-19 pandemic on certain assets and liabilities measured at fair value on a nonrecurring basis.
Proved Properties. The Company performs assessments of its proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including from vertical integrated services that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the vertical integrated services and operating lease right-of-use assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Due to the decrease in management's commodity price outlooks during the first quarter of 2020, which represent longer-term outlooks that are developed based on third party longer term commodity price estimates as of a measurement date ("Management's Price Outlooks"), the Company performed an impairment assessment of its proved oil and gas properties as of March 31, 2020 and determined that its proved oil and gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs. The average oil price per barrel and gas price per thousand cubic feet utilized in the respective Management's Price Outlooks are as follows:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

	As of March 31, 2020
	Oil	Gas
Management's Price Outlooks	$42.84	$2.49
Goodwill. Goodwill is assessed for impairment whenever it is likely that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.

During the three months ended March 31, 2020 the Company's market capitalization decreased from $25 billion at December 31, 2019 to $12 billion at March 31, 2020. The Company determined that the significant decline in its market capitalization during the first quarter of 2020 indicated that an impairment loss on the Company's $261 million carrying amount of goodwill may have been incurred. Based on the Company's assessment of the fair value of goodwill as of March 31, 2020, the Company determined that its goodwill was not impaired. The fair value of the Company's reporting unit, as of March 31, 2020, was $15.5 billion, calculated as the Company's market capitalization plus a control premium, which is 27 percent in excess of the March 31, 2020 carrying value of the Company's reporting unit. A further decline in the Company’s share price for a sustained period of time, or a significant decrease in the future cash flows from the Company's proved oil and gas reserves, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges.

There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic, coupled with significant excess oil supply that is rapidly filling worldwide storage. These conditions are negatively impacting the Company's 2020 forecasted capital activities and production levels. It is reasonably possible that the carrying value of the Company's proved oil and gas properties or goodwill could exceed their estimated fair value resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and gas properties or goodwill could have a material adverse effect on the Company's financial condition and results of operation.

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents:
Cash (a)	$784	$784	$631	$631
Restricted cash (a)	$74	$74	$74	$74
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$499	$500	$450	$451
Long-term debt:
Credit facility (c)	$796	$797	$—	$—
Senior notes (b)	1,344	1,397	1,839	1,995
Total	$2,140	$2,194	$1,839	$1,995
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges.
(c)Fair value is determined using Level 2 inputs.
The Company has other financial instruments consisting primarily of receivables, payables, other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
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
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are highly correlated with, New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from its areas of production. To diversify the oil prices it receives, the Company enters into third party purchase transactions in its area of production and separate third party transactions for the sales of such purchased oil to Gulf Coast refineries or international export markets at prices that are highly correlated to Brent oil prices. As a result, the Company will generally use Brent derivative contracts to manage future oil price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2020 and the weighted average oil prices for those contracts are as follows:

	2020			Year Ending December 31, 2021
	Second Quarter	Third Quarter	Fourth Quarter
Brent collar contracts with short puts: (a)
Volume per day (Bbl)	135,500	115,500	115,500	—
Price per Bbl:
Ceiling	$68.84	$69.78	$69.78	$—
Floor	$61.76	$62.06	$62.06	$—
Short put	$53.48	$53.56	$53.56	$—
Brent swap contracts:
Volume per day (Bbl)	98,911	177,900	160,900	57,750
Price per Bbl	$37.27	35.68	$36.43	$43.29
Brent call contracts sold:
Volume per day (Bbl) (b)	—	—	—	20,000
Price per Bbl	$—	$—	$—	$69.74
Brent collar contracts with short puts:
Volume per day (Bbl)	120,000	30,000	30,000	96,000
Price per Bbl:
Ceiling	$36.53	$43.09	$43.09	$47.07
Floor	$31.08	$34.83	$34.83	$42.50
Short put	$21.28	$24.83	$24.83	$31.45
______________________
(a)Represents collar contracts with short puts that were entered into prior to March 2020. During March 2020, the Company entered into incremental swap contracts and collar contracts with short puts to provide additional downside price protection for the second quarter through fourth quarter 2020 volumes.
(b)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
See Note 17 for changes in the Company's derivative contracts subsequent to March 31, 2020.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of March 31, 2020, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Volumes per day associated with outstanding gas derivative contracts as of March 31, 2020 and the weighted average gas prices for those contracts are as follows:

	2020			Year Ending December 31, 2021
	Second Quarter	Third Quarter	Fourth Quarter
Swap contracts:
Volume per day (MMBtu)	30,000	30,000	16,739	2,466
Price per MMBtu	$2.41	$2.41	$2.43	$2.46
Basis swap contracts:
Permian Basin index swap volume per day(MMBtu) (a)	30,000	30,000	16,739	2,466
Price differential ($/MMBtu)	$(1.68)	$(1.68)	$(1.59)	$(1.46)
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the NYMEX index prices used in swap contracts.

Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. The contingent consideration of up to $450 million is based on oil and NGL prices during each of the five years from 2020 to 2024. See Note 3 and Note 4 for additional information.
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
Noncash gains and losses associated with the Company's commodity price derivatives and contingent consideration are separately presented in operating activities within the consolidated statements of cash flows.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of March 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$386	$—	$386
Commodity price derivatives	Derivatives - noncurrent	$43	$—	$43
Contingent consideration	Other assets - noncurrent	$28	$—	$28
Liabilities:
Commodity price derivatives	Derivatives - current	$3	$—	$3
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3

As of December 31, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$32	$—	$32
Contingent consideration	Other assets - noncurrent	$91	$—	$91
Liabilities:
Commodity price derivatives	Derivatives - current	$12	$—	$12
Commodity price derivatives	Derivatives - noncurrent	$8	$—	$8
Gains and losses on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31,
		2020	2019
		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$475	$(13)
Contingent consideration	Interest and other income (loss), net	$(63)	$—
Interest rate derivatives	Derivative gain (loss), net	$(22)	$—
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
The changes in capitalized exploratory well costs are as follows:

Three Months Ended March 31, 2020
(in millions)
Beginning capitalized exploratory well costs	$660
Additions to exploratory well costs pending the determination of proved reserves	526
Reclassification due to determination of proved reserves	(577)
Ending capitalized exploratory well costs	$609
The Company has no wells or projects with exploratory well costs that have been suspended for a period of greater than one year.
NOTE 7. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs and discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date in October 2023. As of March 31, 2020, the Company had $800 million of outstanding borrowings under the Credit Facility and $3.7 million of undrawn letters of credit, all of which were commitments under the Credit Facility, leaving the Company with approximately $700 million of unused borrowing capacity under the Credit Facility. As of March 31, 2020, the Company was in compliance with its debt covenants.
Senior notes. The Company's 7.50% senior notes with a debt principal balance of $450 million matured and was repaid in January 2020. The Company funded the repayment with cash on hand. The Company's 3.45% senior notes, with a debt principal balance of $500 million, will mature in January 2021 and are included in the current portion of long-term debt in the consolidated balance sheet as of March 31, 2020.
See Note 17 for a discussion of the $905 million 364-day credit agreement entered into by the Company subsequent to March 31, 2020.
NOTE 8. Incentive Plans
Stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Restricted stock - Equity Awards	$11	$18
Restricted stock - Liability Awards (a)	—	5
Performance unit awards	4	5
Employee stock purchase plan	1	1
	$16	$29
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of March 31, 2020 and December 31, 2019, accounts payable – due to affiliates included $2 million and $11 million, respectively, of liabilities attributable to Liability Awards.
As of March 31, 2020, there was $97 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $10 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Activity for outstanding restricted stock awards, performance units and stock options is as follows:

	Three Months Ended March 31, 2020
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	824,193	246,851	116,215	121,953
Awards granted	64,805	3,061	132,621	—
Awards forfeited	(6,219)	(2,568)	—	—
Awards vested (a)	(217,947)	(67,927)	—	—
Options exercised	—	—	—	(7,728)
Ending incentive compensation awards	664,832	179,417	248,836	114,225
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards, performance units and stock options that vest during the period.
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Three Months Ended March 31, 2020
(in millions)
Beginning asset retirement obligations	$191
New wells placed on production	1
Changes in estimates (a)	(5)
Liabilities settled	(16)
Accretion of discount	2
Ending asset retirement obligations	173
Less current portion of asset retirement obligations	(16)
Asset retirement obligations - noncurrent	$157
______________________
(a)Changes in estimates are determined based on several factors, including abandonment cost estimates based on recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates, economic well life estimates and forecasted timing of abandoning wells.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement or remediation occurs.
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of March 31, 2020 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand and water for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in years 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $471 million as of March 31, 2020. The Company's estimated deficiency fee obligation as of March 31, 2020 is $323 million, of which $130 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $70 million is included in noncurrent other assets in the consolidated balance sheets. The Company has received credit support for the deficiency fee receivable and the contingent consideration of up to $325 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $90 million as of March 31, 2020. The Company has received credit support for the commitments of up to $50 million. The Company paid $3 million in gas transportation fees associated with the transferred commitment for the three months ended March 31, 2020 and was fully reimbursed.
Certain contractual obligations were retained by the Company after the South Texas Divestiture, the divestiture of the Company's gas field assets in the Raton Basin, the divestiture of the Company's pressure pumping assets and the decommissioning of the Company's sand mine operations in Brady, Texas. These contracts were primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations associated with these agreements are included in other current or noncurrent liabilities in the consolidated balance sheets.
The changes in contract obligations are as follows:

Three Months Ended March 31, 2020
(in millions)
Beginning contract obligations	$468
Liabilities settled	(152)
Accretion of discount	3
Changes in estimate (a)	66
Ending contract obligations	$385
______________________
(a)Represents changes in the Company's forecasted deficiency fee payments associated with the South Texas Divestiture and the difference between estimated and actual liabilities settled.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
NOTE 11. Related Party Transactions
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
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, continues to serve as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Transactions and balances with ProPetro are as follows:

	Three Months Ended March 31, 43921
	2020	2019
	(in millions)
Pressure pumping and related services charges	$67	$147

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Accounts receivable - due from affiliate (a)	$—	$3
Accounts payable - due to affiliate (b)	$89	$88
____________________
(a)Represents employee-related charges that were reimbursed by ProPetro.
(b)Represents pressure pumping and related services provided by ProPetro as part of a long-term service agreement.
NOTE 12. Revenue Recognition
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Oil sales	$924	$917
NGL sales	111	138
Gas sales	60	80
Total oil and gas sales	1,095	1,135
Sales of purchased oil	902	1,107
Sales of purchased gas	13	2
Total sales of purchased oil and gas	915	1,109
Total revenue from contracts with purchasers	$2,010	$2,244
As of March 31, 2020 and December 31, 2019, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $462 million and $968 million, respectively.
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Interest income	$2	$8
Investment in affiliate valuation adjustment (Note 4)	(145)	174
Contingent consideration valuation adjustment (Note 4)	(63)	—
Deferred compensation plan income (loss)	(3)	7
Other	3	2
	$(206)	$191

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
South Texas deficiency fee obligation (Note 4)	$69	$—
Termination and idle drilling and frac equipment charges (a)	8	4
Transportation commitment charges (b)	4	40
Legal and environmental charges	3	5
Restructuring charges (Note 3)	—	13
Asset impairment (Note 4)	—	28
Sand mine decommissioning-related charges (Note 3)	—	23
Vertical integration services (income) loss, net (c)	(4)	20
Other	5	14
	$85	$147
____________________
(a)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(b)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(c)For the three months ended March 31, 2019, amount includes $9 million of decommissioning operating expenses related to the Company's Brady sand mine and $15 million of carryover and winding down operating expenses related to the Company's sale of its pressure pumping services assets in December 2018. The components of the vertical integration services net margins are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Gross revenues	$11	$35
Gross costs and expenses	$7	$55

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
NOTE 15. Income Taxes
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine how the CARES Act may impact its business, results of operations, financial condition and liquidity.
Income tax provision and effective tax rate are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Deferred tax provision	$(76)	$(103)
Effective tax rate	21%	23%

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of March 31, 2020 and December 31, 2019, the Company had unrecognized tax benefits ("UTBs") of $39 million for each respective period as a result of research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The Company expects to substantially resolve the uncertainties associated with the UTBs within the next twelve months.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of March 31, 2020, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 16. Net Income Per Share
The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income attributable to common stockholders	$289	$350
Participating share-based earnings	(1)	(2)
Basic and diluted net income attributable to common stockholders	$288	$348

Basic and diluted weighted average shares outstanding	166	169

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Shares repurchased are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Share repurchases (a)	$110	$200
______________________
(a)During the three months ended March 31, 2020 and March 31, 2019, the Company repurchased 919,794 and 1,436,533 shares, respectively.

As of March 31, 2020, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Subsequent to March 31, 2020, the COVID-19 pandemic continues to significantly disrupt the demand for oil throughout the world. Although OPEC, Russia and other oil producing nations have agreed to oil production cuts, there is limited worldwide storage available and oil prices continue to decline. On April 20, 2020 WTI oil prices reached a record low of negative $37.63 per barrel. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which is continuing to negatively impact the Company's results of operations and planned 2020 capital activities. In response to the uncertainty of the circumstances described above, the Company has enhanced its liquidity position through the following actions:
•On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The 364-Day Credit Agreement provides for an unsecured revolving credit facility with commitments in an aggregate amount of $905 million as of April 3, 2020. The 364-Day Credit Agreement and any loans provided thereunder will mature on April 2, 2021, provided that the Company may, at its election, extend the maturity date to April 1, 2022 to the extent that the lenders agree to such extension.
•The Company has continued to modify its derivative positions subsequent to March 31, 2020 to reduce the effects of oil price volatility on it results of operations. The table below shows the incremental changes to its derivative position shown in Note 5:

	2020			Year Ending December 31, 2021
	Second Quarter	Third Quarter	Fourth Quarter
WTI swap contracts:
Volume per day (Bbl)	42,033	—	—	—
Price per Bbl	$21.50	$—	$—	$—
NYMEX gas collar contracts:
Volume per day (MMBtu)	—	—	—	80,000
NYMEX price per MMBtu:
Call	$—	$—	$—	$3.15
Put	$—	$—	$—	$2.50
As of March 31, 2020, the Company was party to certain Brent oil swap contracts for 19,000 barrels per day for 2021 under which the Company would have received an average fixed price of $39.97 per barrel and paid a floating Brent price. Subsequent to March 31, 2020, such contracts were terminated, which is expected to result in the recognition of a $9 million gain in April 2020.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and the decrease in oil prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand to restore oil pricing. In response to these developments, the Company has implemented measures to mitigate the impact of the COVID-19 pandemic on its employees, operations and financial position. These measures include, but are not limited to, the following:

Employee Safety. The Company has taken steps to keep its employees safe in light of the COVID-19 pandemic. These steps include closing the Company's offices, with the majority of employees working from home and essential field employees working on location, while adhering to additional health and safety protocols.

Expense Management. With the reduction in revenue, the Company has implemented, and will continue to implement cost saving initiatives, including:
•Reducing annual production costs by $60 million to $70 million and
•Reducing annual general and administrative and other overhead related costs by $80 million to $90 million, including through:
◦voluntary salary reductions by the Company's officers and board of directors;
◦reductions in estimated cash incentive compensation;
◦benefit reductions; and
◦other cash cost reductions.

Balance Sheet, Cash Flow and Liquidity. The Company has taken the following actions to strengthen its financial position and increase liquidity:
•Reduced its 2020 capital budget from a range of $3.15 billion to $3.45 billion to a range of $1.4 billion to $1.6 billion;
•Entered into a $905 million 364-day credit agreement, which is in addition to its existing $1.5 billion credit facility; and
•Increased its derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.

The Company continues to assess the global impacts of the COVID-19 pandemic and expects to continue to modify its plans as more clarity around the full economic impact of COVID-19 becomes available. See "Risk Factors" for further discussion of the adverse impacts of the COVID-19 pandemic on the Company's business.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2020 included the following highlights:
•Net income attributable to common stockholders for the three months ended March 31, 2020 was $289 million ($1.74 per diluted share) as compared to net income of $350 million ($2.06 per diluted share) for the same period in 2019. The primary components of the $61 million decrease in earnings attributable to common stockholders include:
•a $397 million decrease in net interest and other income (loss), primarily due to a $145 million noncash loss attributable to the decrease in the fair value of the Company's investment in affiliate and a $63 million noncash loss attributable to the decrease in the fair value of contingent consideration associated with the divestiture of the Company's Eagle Ford assets and other remaining South Texas assets in May 2019 ("South Texas Divestiture") during the three months ended March 31, 2020 as compared to a $174 million noncash gain attributable to the increase in fair value of the Company's investment in affiliate during the three months ended March 31, 2019;

PIONEER NATURAL RESOURCES COMPANY
•a $265 million decrease in net sales of purchased oil and gas due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales combined with declining oil prices during February and March 2020, which resulted in a $74 million loss on the sale of purchased oil inventory that was in transit or stored at the end of January and February 2020. The in-transit oil inventory was sold in February and March 2020 at lower prices as a result of declining oil demand attributable to the COVID-19 pandemic and the oversupply of oil due to the battle for market share among OPEC, Russia and other oil producing nations, that began in March 2020; and
•a $40 million decrease in oil and gas revenues due to a 15 percent decrease in average realized commodity prices per BOE, partially offset by a 13 percent increase in daily sales volumes due to the Company's successful horizontal drilling program in the Permian Basin;
partially offset by:
•a $466 million increase in net derivative gains, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $62 million decrease in other expense, primarily due to a $69 million noncash charge for estimated deficiency payments related to the Company's South Texas Divestiture during the three months ended March 31, 2020 as compared to charges incurred during the three months ended March 31, 2019, which were primarily comprised of $75 million of charges associated with the Company's decommissioning of the Brady, Texas sand mine and pumping services asset sale and $40 million of unused transportation commitments;
•a $38 million decrease in production costs, including taxes, primarily attributable to (i) the Company's initiatives to reduce production costs, (ii) the sale of the Company's South Texas assets in May 2019 and (iii) the reduction in production taxes as a result of the aforementioned 15 percent decrease in average realized commodity prices per BOE, which were partially offset by the aforementioned increase in sales volumes;
•a $38 million decrease in general and administrative expense due to a reduction in headcount as a result of the Company's aforementioned Corporate Restructuring Program; and
•a $27 million decrease in the Company's income tax provision due to the decrease in earnings during the three months ended March 31, 2020 as compared to the same period in 2019.
•During the three months ended March 31, 2020, average daily sales volumes increased by 13 percent to 375,163 BOEPD, as compared to 333,430 BOEPD during the same period in 2019, due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2019 divestitures.
•Average oil, NGL and gas prices decreased per Bbl (for oil and NGLs) and Mcf (for gas) during the three months ended March 31, 2020 to $45.60, $14.52 and $1.61, respectively, as compared to $49.38, $22.79 and $2.50, respectively, for the same period in 2019.
•As of March 31, 2020 and December 31, 2019, the Company's net debt to book capitalization was 13 percent and 12 percent, respectively.
 Second Quarter 2020 Outlook
The second quarter is likely to be the most uncertain and disruptive quarter the industry has ever seen. The extent to which the Company’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and oil and gas prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand. As such, the Company has suspended its quarterly production guidance. However, Pioneer expects revised 2020 annual oil production to average 198,000 to 208,000 barrels per day and total production of 341,000 to 359,000 BOEs per day, which includes current voluntary curtailments of approximately 7,000 barrels of oil per day. The Company’s 2020 production outlook does not include the potential for any additional curtailments.

PIONEER NATURAL RESOURCES COMPANY
Based on current estimates, the Company expects the following operating and financial results for the second quarter of 2020:

Three Months Ending June 30, 2020
Guidance
($ in millions, except per BOE amounts)
Production costs per BOE	$6.50 - $8.00
DD&A per BOE	$12.50 - $14.50
Exploration and abandonments expense	$5 - $15
General and administrative expense	$52 - $62
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$25 - $30
Other expense	$20 - $30
Cash flow impact from firm transportation	($40) - ($10)
Current income tax provision	<$5
Effective tax rate	21% - 25%
For additional information on the risks posed by the COVID-19 pandemic, see "The COVID-19 pandemic and recent developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties" included in "Part II-Item 1A-Risk Factors" in this Quarterly Report on Form 10-Q.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Three Months Ended March 31, 2020
Oil (Bbls)	222,657
NGL (Bbls)	84,358
Gas (Mcf)	408,893
Total (BOE)	375,163
The Company's liquids production was 82 percent of total production on a BOE basis for both the three months ended March 31, 2020 and 2019.
Costs incurred are as follows:

Three Months Ended March 31, 2020
(in millions)
Unproved property acquisitions costs	$4
Exploration costs	524
Development costs	72
Asset retirement obligations	(4)
$596

Development drilling activity is as follows:

Three Months Ended March 31, 2020
Beginning wells in progress	5
Wells spud	3
Successful wells	(3)
Ending wells in progress	5

PIONEER NATURAL RESOURCES COMPANY

Exploration/extension drilling activity is as follows:

Three Months Ended March 31, 2020
Beginning wells in progress	234
Wells spud	96
Successful wells	(83)
Ending wells in progress	247
The Company plans to operate an average five to eight drilling rigs and an average of two to three frac fleets in the Spraberry/Wolfcamp field during the last nine months of 2020. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are evolving rapidly and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.
During the three months ended March 31, 2020, the Company successfully completed 60 horizontal wells in the northern portion of the play and 26 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 55 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 40 percent were Wolfcamp B interval wells and the remaining five percent were primarily Wolfcamp D interval wells. In the southern portion of the play, the majority of the wells placed on production were Wolfcamp A and B interval wells.
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Oil (Bbls)	222,657	206,256	8%
NGL (Bbls)	84,358	67,070	26%
Gas (Mcf)	408,893	360,620	13%
Total (BOEs)	375,163	333,430	13%
The increase in average daily BOE sales volumes for the three months ended March 31, 2020, as compared to the same period in 2019 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2019 divestitures. The increase in NGL volumes also reflects new processing facilities being placed into service during 2019 and increased recovery rates for NGLs.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Oil per Bbl	$45.60	$49.38	(8%)
NGL per Bbl	$14.52	$22.79	(36%)
Gas per Mcf	$1.61	$2.50	(36%)
Total per BOE	$32.08	$37.84	(15%)
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to Gulf Coast refineries and Gulf Coast and West Coast gas markets, international export markets and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented on a net basis in purchased oil and gas expense.

PIONEER NATURAL RESOURCES COMPANY
The net effect of third party purchases and sales of oil and gas is as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Sales of purchased oil and gas	$915	$1,109	$(194)
Purchased oil and gas	1,028	957	71
Net effect on earnings	$(113)	$152	$(265)
The $265 million decrease in net sales of purchased oil and gas for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to (i) a decrease during the first quarter of 2020 downstream oil margins on the Company's Gulf Coast refinery and export sales and (ii) a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, which was subsequently sold in February 2020 and March 2020, respectively, at lower prices. This oil inventory is sold in the following month at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices). The significant decline in oil demand caused by the COVID-19 pandemic combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations resulted in oil prices declining significantly beginning in late February 2020. As a result of the decline in oil prices, the oil inventory in transit or stored at the end of January and February was sold in February and March, respectively, at lower prices resulting in the aforementioned loss.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Interest and other income (loss), net	$(206)	$191	$(397)
The decrease in interest and other income (loss) during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a $145 million noncash loss attributable to the decrease in the fair value of the Company's investment in affiliate and a $63 million noncash loss attributable to the decrease in the fair value of contingent consideration associated with the South Texas Divestiture during the three months ended March 31, 2020 as compared to a $174 million noncash gain attributable to the increase in the fair value on the Company's investment in affiliate during the three months ended March 31, 2019.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Noncash derivative gain (loss), net	$412	$(17)	$429
Cash receipts on settled derivative instruments, net	41	4	37
Derivative gain (loss), net	$453	$(13)	$466

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

PIONEER NATURAL RESOURCES COMPANY
Commodity derivatives and the relative price impact (per Bbl or Mcf) are as follows:

	Three Months Ended March 31,
	2020			2019
	Net cash receipts	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$63	$3.12	per Bbl	$12	$0.68	per Bbl
Gas derivative payments	—	$—	per Mcf	(8)	$(0.26)	per Mcf
Total net commodity derivative receipts	$63			$4

The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 and Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Oil and gas production costs	$176	$221	$(45)

Oil and gas production costs per BOE are as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Lease operating expense per BOE (a)	$3.32	$5.12	(35)%
Gathering, processing and transportation expense per BOE (b)	2.52	2.33	8%
Workover costs per BOE (a)	0.44	0.87	(49)%
Net natural gas plant income per BOE (c)	(1.14)	(0.96)	19%
	$5.14	$7.36	(30)%
_____________________
(a)Lease operating expense and workover expense represent the components of oil and gas production costs over which the Company has management control.
(b)Gathering, processing and transportation expense represents the costs to gather, process, fractionate and transport the Company's gas and NGLs to a point of sale.
(c)Net natural gas plant income represents the earnings from the Company's ownership share of gas processing facilities that gather and process the Company's and third party gas.
The decrease in lease operating expense per BOE for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily attributable to (i) the Company's initiatives to reduce production costs and (ii) the sale of the Company's South Texas assets, which were divested in May 2019, and had a higher lease operating expense per BOE than the Company's Permian Basin assets. The net natural gas plant income per BOE primarily reflects increased throughput of volumes in gas processing facilities that the Company has an ownership interest due to additional gas plants being brought online in 2019. The decrease in workover costs per BOE was primarily due to the lower commodity prices in the first quarter of 2020 reducing the economic benefit of repairing many of the Company's marginal vertical wells.
Production and ad valorem taxes.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Production and ad valorem taxes	$75	$68	$7
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Production taxes per BOE	$1.44	$1.70	(15)%
Ad valorem taxes per BOE	0.73	0.56	30%
	$2.17	$2.26	(4)%
The decrease in production taxes per BOE for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the decrease in oil, NGL and gas prices. The increase in ad valorem taxes per BOE for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the higher commodity prices used to determine the assessed values of the Company's oil and gas properties in 2020.
Depletion, depreciation and amortization ("DD&A") expense.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Depletion, depreciation and amortization	$434	$421	$13
Total DD&A expense per BOE is as follows:

	Three Months Ended March 31,
	2020	2019	% Change
DD&A per BOE	$12.71	$14.01	(9%)
Depletion expense per BOE	$12.09	$13.20	(8%)
The decrease in DD&A per BOE and depletion expense per BOE was primarily due to additions of proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Exploration and abandonments expense. Geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Geological and geophysical	$7	$20	$(13)
Leasehold abandonments and other	2	—	2
	$9	$20	$(11)
The decrease in geological and geophysical costs was primarily due to a decrease in geological and geophysical personnel costs as a result of the 2019 Corporate Restructuring Program. The increase in leasehold abandonments expense for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the abandonment of unproved properties that are not expected to be drilled.
During the three months ended March 31, 2020 and the same respective period in 2019, the Company drilled and evaluated 83 and 64 exploration/extension wells, respectively, of which both periods were 100 percent successfully completed as discoveries.
General and administrative expense.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
General and administrative expense	$56	$94	$(38)
Total general and administrative expense per BOE is as follows:

	Three Months Ended March 31,
	2020	2019	% Change
General and administrative expense per BOE	$1.65	$3.14	(47%)
The decrease in general and administrative expense for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in corporate costs (primarily salaries, bonuses and benefits) as a result of the

PIONEER NATURAL RESOURCES COMPANY
Company's 2019 Corporate Restructuring Program and the Company's aforementioned cost reduction initiatives in response to the COVID-19 pandemic.
See Note 3 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
 Interest expense.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Interest expense	$27	$29	$(2)
The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2020 was 4.2 percent, as compared to 5.3 percent for the same period in 2019.
See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Other expense	$85	$147	$(62)

The decrease in other expense during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a $69 million increase in estimated deficiency payments related to the Company's South Texas Divestiture and $8 million of terminated drilling rig charges incurred during the three months ended March 31, 2020 as compared to $75 million of charges associated with the Company's decommissioning of the Brady, Texas sand mine and pumping services asset sale, $40 million of unused transportation commitments and $13 million of corporate restructuring charges associated with the 2019 Corporate Restructuring Program that were incurred during the three months ended March 31, 2019.
See Note 3 and Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Income tax provision	$76	$103	$(27)
Effective tax rate	21%	23%	(2%)

The decrease in income tax provision during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an $88 million decrease in income before income taxes. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which is negatively impacting the Company's results of operations and planned 2020 capital activities. During this period of uncertainty, the Company is focused on protecting its balance sheet and maintaining a strong liquidity position. The Company has taken steps to reduce, defer or cancel certain planned capital expenditures and reduce its overall cost structure commensurate with its expected level of activities. In addition, the Company has increased its derivative position since March 31, 2020 to reduce the effects of oil price volatility on its net cash provided by operating activities for the remainder of 2020 and 2021.

PIONEER NATURAL RESOURCES COMPANY
To provide incremental liquidity, on April 3, 2020, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The 364-Day Credit Agreement provides for an unsecured revolving credit facility with commitments in an aggregate amount of $905 million as of April 3, 2020. The 364-Day Credit Agreement and any loans provided thereunder will mature on April 2, 2021, provided that the Company may, at its election, extend the maturity date to April 1, 2022 to the extent that the lenders agree to such extension. The Company may at any time terminate or reduce the commitments under the revolving credit facility and prepay any loans made thereunder. In addition, the commitments will be permanently reduced and any loans then outstanding are subject to mandatory prepayment, in each case, in an amount equal to the aggregate amount of net cash proceeds from (i) any incurrence of indebtedness for borrowed money in excess of $50 million or (ii) any public or private offering of equity securities.
The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its five-year credit facility that matures in October 2023, unless extended (the "Credit Facility") and the 364-Day Credit Agreement, (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets.
As of March 31, 2020, the Company had $800 million of outstanding borrowings under its Credit Facility, leaving approximately $700 million of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2020. The Company also had unrestricted cash on hand of $784 million as of March 31, 2020.
As of April 30, 2020, the Company had $800 million of outstanding borrowings under its Credit Facility, leaving approximately $700 million of unused borrowing capacity and no outstanding borrowings under its 364-Day Credit Agreement leaving $905 million of unused borrowing capacity. The Company also had unrestricted cash on hand of $641 million as of April 30, 2020, which reflects dividends of $90 million paid in April 2020.
The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its revised 2020 planned capital expenditures, dividend payments and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
2020 capital budget. In response to the uncertainty around the duration and overall impact to the Company caused by the COVID 19 pandemic, the Company has reduced its capital budget for 2020 to range from $1.4 billion to $1.6 billion, consisting of $1.3 billion to $1.5 billion for drilling and completion related activities, including tank batteries and salt water disposal facilities, and $100 million for water infrastructure; however, the Company's capital spending outlook for the year is and will remain uncertain and subject to further adjustment as the Company gains more clarity around the length of time it will take to overcome the demand destruction and resulting worldwide oversupply of oil attributable to the COVID-19 pandemic and the battle for market share among OPEC, Russia and other oil producing nations as well as post-pandemic economic conditions. The Company's capital expenditures for the three months ended March 31, 2020 were $620 million. The 2020 capital budget and actual capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. Cash flows from operating, investing and financing activities are summarized below.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Net cash provided by operating activities	$825	$604	$221
Net cash used in investing activities	$(681)	$(695)	$(14)
Net cash provided by (used in) financing activities	$9	$(223)	$232
Operating activities. The increase in net cash flow provided by operating activities for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to (i) the Company's overall lower cost structure due to the 2019 Corporate Restructuring Program and the Company's cost reduction initiatives in response to the COVID-19 pandemic, (ii) a $350 million change in working capital due to decreased accounts receivables as a result of lower commodity prices offset by a decrease in accounts payable due to the aforementioned cost reduction initiatives and (iii) $37 million of incremental cash available from commodity derivatives, partially offset by decreases in the Company's oil and gas revenues and net purchases and sales as a result of decreases in commodity prices.

PIONEER NATURAL RESOURCES COMPANY
Investing activities. The decrease in net cash used in investing activities for the three months ended March 31, 2020 as compared to the same period in 2019, was primarily due to a decrease in additions to oil and gas properties and other assets and other property and equipment of $102 million and $29 million, respectively, as a result of the Company's cost reduction efforts, which was offset by decreases in proceeds from sales of investments and disposition of assets of $112 million and $5 million, respectively.
Financing activities. The Company's significant financing activities are as follows:
•2020: The Company (i) borrowed $800 million under the Credit Facility, (ii) repaid $450 million associated with the maturity of its 7.50% senior notes, (iii) paid $146 million of other liabilities, (iv) purchased $122 million of treasury stock and (v) paid dividends of $73 million.
•2019: The Company purchased $222 million of treasury stock.
Dividends/distributions. During the three months ended March 31, 2020, the Company paid a quarterly dividend of $73 million, or $0.44 per share. In February 2020, the board of directors declared an increased quarterly cash dividend of $0.55 per share, payable April 14, 2020, to stockholders of record on March 31, 2020. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2020, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (c) open purchase commitments and (d) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, transportation, storage and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include short and long-term debt, leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including retained obligations associated with divestitures and postretirement benefit obligations). Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm purchase, transportation, storage, fractionation, gathering and processing commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase and process sand and purchase water for use in the Company's drilling operations, (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery commitments and (iii) contractual commitments for drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand/deficiency fees for any commitment shortfalls. In addition, as a result of the Company's revised 2020 capital expenditure plans in response to reduced worldwide oil demand related to the COVID-19 pandemic, the Company does not expect to be able to fully utilize all the equipment, services and goods for which it has contractual commitments. Consequently, the Company expects to pay stacking fees, termination fees, idle fees and/or minimum take or pay fees associated with such contractual commitments.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of March 31, 2020, these contracts represented net assets of $423 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2020. See Note 5 and Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.

PIONEER NATURAL RESOURCES COMPANY
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2020, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of March 31, 2020, the Company had $800 million of variable rate debt outstanding under the Credit Facility that is exposed to interest rate risk. As of March 31, 2020, the Company had $1.8 billion of fixed rate long-term debt outstanding with a weighted average interest rate of 4.2 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of March 31, 2020, however it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
The average forward LIBOR rates, as of March 31, 2020, based on market quotes were as follows:

	Year Ending December 31, 2020	Year Ending December 31, 2021	Year Ending December 31, 2022	Year Ending October 31, 2023

Average forward LIBOR rates on Credit Facility borrowings	0.40%	0.38%	0.44%	0.49%
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

PIONEER NATURAL RESOURCES COMPANY
•Options. Selling individual call options can enhance the market price by the premium received or, alternatively, the premium received can be utilized to improve swap or collar contract prices. Purchased put options establish a minimum floor price (less any premiums paid) and allow participation in higher prices when prices close above the floor price.
The Company has entered into derivative contracts for forecasted 2020 and 2021 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.
The average forward prices based on March 31, 2020 market quotes were as follows:

	2020			Year Ending December 31, 2021
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$29.42	$35.34	$37.56	$40.38
Average forward NYMEX gas price per MMBtu	$1.70	$1.97	$2.33	$2.48
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(1.01)	$(0.70)	$(0.83)	$(0.63)
The average forward prices based on May 7, 2020 market quotes are as follows:

	2020			Year Ending December 31, 2021
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$29.93	$32.01	$34.02	$36.84
Average forward NYMEX gas price per MMBtu	$1.89	$2.20	$2.60	$2.70
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(0.28)	$(0.31)	$(0.45)	$(0.50)
___________________
(a)Based on market quotes for basis differentials between the Permian Basin index price and the NYMEX Henry Hub index price.
See Note 4, Note 5 and Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to Gulf Coast refineries and Gulf Coast and West Coast gas markets, international export markets and to satisfy unused gas pipeline capacity commitments.
Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and gas production, the sale of purchased oil and gas and contingent consideration and deficiency fees due from the purchaser of the Company's Eagle Ford assets and other remaining assets in South Texas and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
In addition to the information set forth in this report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Other than described below, there has been no material change in the Company's risk factors that were described in the Company's 2019 Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
The COVID-19 pandemic and recent developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties.
The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and other restrictions that has led to a significant reduction in demand for oil, NGL and gas, which, when combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations, has resulted in oil prices declining significantly beginning in late February 2020. For instance, on April 20, 2020, WTI oil prices reached a record low of negative $37.63 per barrel. As a result of the pandemic and low oil prices, the Company has reduced its 2020 drilling, completion, facilities and water infrastructure capital budget significantly in an effort to fund its budget fully from its forecasted cash flow. If the reduced demand for and prices of oil, NGL and gas, or the oversupply of oil, continue for a prolonged period, the Company may have to make further changes to its operations and capital budgets, and the Company's operations, financial condition, result of operations, cash flows and liquidity may be materially and adversely affected. Risks include, but are not limited to, the following:
•An extended decline in commodity prices could materially and adversely affect the amount of oil, NGL and gas that the Company can produce economically, which may result in (i) the Company having to make significant downward adjustments to its estimated proved reserves and (ii) a shortfall in expected cash flows, which could require the Company to reduce capital spending or borrow funds to cover any such shortfall. In addition, the continuation of depressed prices may adversely affect the ability of the Company to pay dividends or repurchase shares of common stock in the future.
•The reduced demand for oil, combined with the oversupply of oil, is expected to result in an oil surplus in the United States and worldwide. If the global demand for oil exports to foreign markets, or if the price that can be obtained in foreign markets does not support the transportation and other costs to reach those destinations, it may be uneconomical to invest in new wells and may cause the Company to shut in producing wells. The Company cannot assure whether shut-in wells can successfully return to pre-shut-in production levels or that the costs required to return the wells to production will be economical.
•The Company's ability to develop and sell its production could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient processing, fractionation, refining, transportation, storage or export facilities to the Company. For example, oil storage in the United States is at or nearing full capacity in many locations. Therefore, the Company's purchasers might decline to purchase the Company's oil, gas and NGLs, and the Company

PIONEER NATURAL RESOURCES COMPANY
may not be able to store its production. Such a lack of market for or storage capacity for the Company's products could require that the Company shut in some portion of its production. The amount of oil in storage may also keep oil prices at low levels for an extended period, even after demand begins to rise.
•Under Texas law, the Texas Railroad Commission is empowered to prorate oil production in the state based on market demand. If the Texas Railroad Commission finds that waste is taking place or is reasonably imminent, it is empowered to adopt a rule or order to correct, prevent, or lessen the waste. If the Texas Railroad Commission imposes proration in the future, or if any other similar laws or regulations are imposed, those restrictions would limit the amount of oil and gas the Company can produce.
•It is possible that any delay, reduction or curtailment of the Company's development and producing operations, whether due to regulatory actions or actions by the Company in reaction to market conditions, could result in the loss of acreage through lease expiration.
•Market conditions resulting from the effects of the COVID-19 pandemic, low oil prices, or a negative or recessionary economy could also increase the risk that the purchasers of the Company's production, lenders under its credit agreements, counterparties to its derivative instruments, and service providers may be unable to fulfil their obligations in a timely manner, or at all. If any such counterparty were to default on its obligations, such a default could have a material adverse effect on the Company's results of operations.
•The Company performs assessments of its proved and unproved oil and gas properties whenever events or circumstances indicate that the carrying values of those assets may not be recoverable. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's proved oil and gas properties, an impairment charge could be required to reduce the carrying value of its proved oil and gas properties to their fair value. In addition, goodwill is assessed for impairment whenever it is likely that events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. While the Company determined that its proved oil and gas properties and goodwill were not impaired as of March 31, 2020, with the significant uncertainty around the duration and overall impact of the effects of the COVID-19 pandemic coupled with ongoing oil market volatility, it is reasonably possible that the carrying value of its proved and unproved oil and gas properties or goodwill could be impaired. If incurred, an impairment of the Company's proved and unproved oil and gas properties or goodwill could have a material adverse effect on the Company's financial condition and results of operations.
•The Company's operations may be adversely affected if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic. The Company has implemented workplace restrictions, including guidance for employees to work remotely for health and safety reasons, if possible. As some employees may have been or may in the future be placed in workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege that the Company failed to adequately mitigate the risk of exposure to COVID-19, to the extent obligated to do so. In addition, in order to facilitate remote working arrangements, some employees are accessing workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company and to its employees. There can be no assurance that the Company's operations will not be curtailed or suspended or otherwise adversely affected due to such workforce issues.
The Company is not able to predict the ultimate impact of the COVID-19 pandemic on the Company's business, which will depend on numerous evolving factors and future developments that are beyond the Company's control, including the length of time that the pandemic continues, the speed and effectiveness of responses to combat the virus, the impact of the pandemic and its aftermath on the demand for oil, NGLs and gas, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the COVID-19 pandemic.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended March 31, 2020
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 2020	25,852	$150.53	—	$1,250,690,958
February 2020	440,232	$132.12	379,018	$1,200,693,607
March 2020	540,820	$110.95	540,776	$1,140,693,850
	1,006,904		919,794
____________________
(a)Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program.

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS
Exhibits

Exhibit Number	Description
10.1
364-Day Credit Agreement dated as of April 3, 2020, among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other agents and lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 6, 2020).

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
(a)Filed herewith.
(b)Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

May 8, 2020	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

May 8, 2020	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer