Form 10-Q
period 2020-06-30
PIONEER NATURAL RESOURCES CO
filed 2020-08-05
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of August 4, 2020     164,276,170

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining, storage and export facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying forecasts, including forecasts of production, expenses, cash flow from purchases and sales of oil and gas, net of firm transportation commitments, and tax rates, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks, ability to implement stock repurchases, the risks associated with the ownership and operation of the Company's oilfield services businesses and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180	$631
Restricted cash	69	74
Accounts receivable:
Trade, net	566	1,032
Due from affiliates	—	3
Income taxes receivable	21	7
Inventories	170	205
Derivatives	72	32
Investment in affiliate	85	187
Other	32	20
Total current assets	1,195	2,191
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	23,217	22,444
Unproved properties	577	584
Accumulated depletion, depreciation and amortization	(9,349)	(8,583)
Total oil and gas properties, net	14,445	14,445
Other property and equipment, net	1,622	1,632
Operating lease right-of-use assets	216	280
Goodwill	261	261
Derivatives	3	—
Other assets	164	258
	$17,906	$19,067

The financial information included as of June 30, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$787	$1,221
Due to affiliates	65	190
Interest payable	26	53
Income taxes payable	4	3
Current portion of long-term debt	139	450
Derivatives	88	12
Operating leases	110	136
Other	365	431
Total current liabilities	1,584	2,496
Long-term debt	2,054	1,839
Derivatives	27	8
Deferred income taxes	1,403	1,389
Operating leases	124	170
Other liabilities	974	1,046
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 175,378,954 and 175,057,889 shares issued as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	9,285	9,161
Treasury stock at cost: 11,102,784 and 9,511,248 shares as of June 30, 2020 and December 31, 2019, respectively	(1,240)	(1,069)
Retained earnings	3,693	4,025
Total equity	11,740	12,119
Commitments and contingencies
	$17,906	$19,067

The financial information included as of June 30, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and other income:
Oil and gas	$600	$1,196	$1,695	$2,332
Sales of purchased oil and gas	541	1,183	1,456	2,292
Interest and other income (loss), net	48	(11)	(158)	181
Derivative gain (loss), net	(336)	43	117	29
Gain (loss) on disposition of assets, net	6	(488)	6	(498)
	859	1,923	3,116	4,336
Costs and expenses:
Oil and gas production	167	219	343	440
Production and ad valorem taxes	47	69	120	136
Depletion, depreciation and amortization	416	412	850	833
Purchased oil and gas	572	1,102	1,600	2,059
Exploration and abandonments	10	15	19	35
General and administrative	60	80	116	174
Accretion of discount on asset retirement obligations	2	2	5	5
Interest	33	29	60	59
Other	90	211	175	358
	1,397	2,139	3,288	4,099
Income (loss) before income taxes	(538)	(216)	(172)	237
Income tax benefit (provision)	99	47	22	(56)
Net income (loss) attributable to common stockholders	$(439)	$(169)	$(150)	$181

Basic and diluted net income (loss) per share attributable to common stockholders	$(2.66)	$(1.01)	$(0.91)	$1.07

Weighted average shares outstanding:
Basic	165	168	165	168
Diluted	165	168	165	169

Dividends declared per share	$0.55	$—	$1.10	$0.32

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,025	$12,119
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Issued awards	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	289	289
Balance as of March 31, 2020	164,864	2	9,176	(1,190)	4,223	12,211
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Purchases of treasury stock	(592)	—	—	(50)	—	(50)
Stock-based compensation costs:
Issued awards	4	—	—	—	—	—
Compensation costs included in net loss	—	—	17	—	—	17
Net loss	—	—	—	—	(439)	(439)
Balance as of June 30, 2020	164,276	$2	$9,285	$(1,240)	$3,693	$11,740

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	(54)
Exercise of long-term incentive stock options	10	—	(1)	1	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	24
Net income	—	—	—	—	350	350
Balance as of March 31, 2019	168,422	2	9,085	(644)	3,766	12,209
Purchases of treasury stock	(1,349)	—	—	(202)	—	(202)
Stock-based compensation costs:
Issued awards	49	—	—	—	—	—
Compensation costs included in net loss	—	—	38	—	—	38
Net loss	—	—	—	—	(169)	(169)
Balance as of June 30, 2019	167,122	$2	$9,123	$(846)	$3,597	$11,876

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(150)	$181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	850	833
Impairment of inventory and other property and equipment	1	31
Exploration expenses, including dry holes	3	4
Deferred income taxes	(11)	56
(Gain) loss on disposition of assets, net	(6)	498
Loss on early extinguishment of debt	27	—
Accretion of discount on asset retirement obligations	5	5
Interest expense	18	3
Derivative-related activity	52	(20)
Amortization of stock-based compensation	33	62
Investment in affiliate valuation adjustment	101	(171)
South Texas contingent consideration valuation adjustment	64	13
South Texas deficiency fee obligation	69	—
Other	64	76
Change in operating assets and liabilities:
Accounts receivable	468	17
Inventories	34	(58)
Other assets	26	(16)
Accounts payable	(313)	(69)
Interest payable	(27)	—
Other liabilities	(154)	(52)
Net cash provided by operating activities	1,154	1,393
Cash flows from investing activities:
Proceeds from disposition of assets	7	57
Proceeds from investments	—	568
Purchase of investments	(1)	—
Additions to oil and gas properties	(1,034)	(1,510)
Additions to other assets and other property and equipment	(78)	(135)
Net cash used in investing activities	(1,106)	(1,020)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,323	—
Purchase of derivatives related to issuance of convertible senior notes	(113)	—
Borrowing under credit facility	800	—
Repayment of credit facility	(800)	—
Repayment of senior notes, including tender offer premiums	(1,198)	—
Payments of other liabilities	(154)	(2)
Payments of financing fees, net	(26)	—
Purchases of treasury stock	(172)	(424)
Dividends paid	(164)	(54)
Net cash used in financing activities	(504)	(480)
Net decrease in cash, cash equivalents and restricted cash	(456)	(107)
Cash, cash equivalents and restricted cash, beginning of period	705	825
Cash, cash equivalents and restricted cash, end of period	$249	$718

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results for a full year.
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
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and evaluations for impairment of goodwill and proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Impact of the COVID-19 Pandemic. A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.
Adoption of new accounting standards. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). Effective January 1, 2020, the Company adopted ASU 2016-13 prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The impact of the adoption of this ASU was not material.
The Company is exposed to credit losses primarily through sales of oil, NGLs, gas and purchased oil and gas. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
on an aging of the accounts receivable balances and the financial condition of customers. The Company's monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
NOTE 3. Divestitures, Decommissioning and Restructuring Activities
Divestitures
•In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin to an unaffiliated third party for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale.
•In June 2019, the Company completed the sale of certain vertical wells and approximately 1,900 undeveloped acres in Martin County of the Permian Basin to an unaffiliated third party for net cash proceeds of $38 million. The Company recorded a gain of $31 million associated with the sale during the three months ended June 30, 2019.
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
Contingent Consideration. Per the terms of the purchase and sale agreement, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period. During the six months end June 30, 2020, the Company recorded a loss on valuation adjustment of $64 million. The fair value of the contingent consideration was $27 million as of June 30, 2020, and is included in noncurrent other assets in the consolidated balance sheets since, if earned, such consideration would have been paid by the buyer in installments beginning in 2023 through 2025. In July 2020, the Company accepted $49 million to fully satisfy the South Texas Divestiture contingent consideration receivable. See Note 4, Note 5 and Note 13 for additional information.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determines the fair value of the deficiency fee obligation using a probability weighted present value model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, based on the timing of payments. During the six months ended June 30, 2020, the Company recorded a charge of $69 million in other expense to reflect the changes in the Company's forecasted deficiency fee payments. The estimated remaining deficiency fee obligation was $321 million as of June 30, 2020. See Note 4, Note 10 and Note 14 for additional information.
Deficiency Fee Receivable. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determines the fair value of the deficiency fee receivable using a credit risk-adjusted valuation model. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets. See Note 4 for additional information.
Restricted Cash. As of June 30, 2020, the Company has $69 million deposited in an escrow account to be used to fund future deficiency fee payments. The escrow account balance is included in restricted cash in the consolidated balance sheets as of June 30, 2020. Beginning in 2021, the required escrow balance will decline to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
$50 million and, to the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023.
Decommissioning
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. During the six months ended June 30, 2019, the Company recorded $23 million of accelerated depreciation, $13 million of inventory and other property and equipment impairment charges and $12 million of sand mine closure-related costs. See Note 4 and Note 14 for additional information.
Restructuring
In June 2020, the Company implemented changes to its well services business, including a staffing reduction of approximately 50 employees. The changes were made to more closely align the well services headcount to the Company's reduced activity levels as a result of the COVID-19 pandemic's impact on oil prices.
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
The employee-related costs associated with restructuring activities were primarily recorded in other expense in the consolidated statements of operations. Obligations associated with employee-related charges are included in accounts payable - due to affiliates in the consolidated balance sheets. See Note 14 for additional information.
The changes in the Company's total employee-related obligations are as follows:

	Six Months Ended June 30,
	2020	2019

	(in millions)
Beginning employee-related obligations	$6	$27
Additions (a)	1	156
Cash payments	(6)	(89)
Ending employee-related obligations	$1	$94
______________________
(a)Represents employee-related charges associated with the Company's staffing reduction in its well services business. See Note 14 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2020
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$75	$—	$75
Deferred compensation plan assets	64	—	—	64
Investment in affiliate	85	—	—	85
Contingent consideration	—	27	—	27
Total assets	149	102	—	251
Liabilities:
Commodity price derivatives	—	115	—	115
	$149	$(13)	$—	$136

	As of December 31, 2019
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$32	$—	$32
Deferred compensation plan assets	85	—	—	85
Investment in affiliate	187	—	—	187
Contingent consideration	—	91	—	91
Total assets	272	123	—	395
Liabilities:
Commodity price derivatives	—	20	—	20
	$272	$103	$—	$375

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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
Contingent consideration. The Company had a right to receive contingent consideration in conjunction with the South Texas Divestiture based on future oil and NGL prices during each of the five years from 2020 to 2024. The fair value of the contingent consideration was determined using Level 2 inputs based on an option pricing model using quoted future commodity prices based on active markets, implied volatility factors and counterparty credit risk assessments. In July 2020, the Company accepted $49 million to fully satisfy the South Texas Divestiture contingent consideration receivable. See Note 3, Note 5 and Note 13 for additional information.
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
Other assets. During the six months ended June 30, 2019, the Company recognized impairment charges of $13 million associated with inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, and $16 million related to pressure pumping assets, as they had no remaining future economic value. See Note 14 for additional information.
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the 2019 South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. Changes to the Company's forecasted deficiency fee obligation, as a result of the expected impact of the COVID-19 pandemic on the ability of the buyer to satisfy the MVC, resulted in the Company recording a charge of $69 million to other expense during the six months ended June 30, 2020. The present value of the future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3, Note 10 and Note 14 for additional information.
Impact of the COVID-19 pandemic on certain assets and liabilities measured at fair value on a nonrecurring basis.
Proved Properties. The Company performs assessments of its proved oil and gas properties accounted for under the successful efforts method of accounting whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including from vertical integrated services that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the vertical integrated services. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Due to the decrease in management's commodity price outlooks, which represent longer-term outlooks that are developed based on third party longer term commodity price estimates as of a measurement date ("Management's Price Outlooks"), the Company performed an impairment assessment of its proved oil and gas properties as of June 30, 2020 and determined that its proved oil and gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs. The average oil price per barrel and gas price per thousand cubic feet utilized in Management's Price Outlooks were as follows:

	As of June 30, 2020
	Oil	Gas
Management's Price Outlooks	$45.92	$2.52
Goodwill. Goodwill is assessed for impairment whenever it is likely that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
During the six months ended June 30, 2020, the Company's market capitalization decreased from $25 billion at December 31, 2019 to $12 billion at March 31, 2020 then increased to $16 billion at June 30, 2020. The Company determined that the significant decline in its market capitalization during the first quarter of 2020 indicated that an impairment loss may have been triggered related to the Company's $261 million carrying amount of goodwill. Based on the Company's assessment of the fair value of goodwill as of March 31, 2020, the Company determined that its goodwill was not impaired. In addition, the Company's market capitalization was higher as of June 30, 2020, as compared to March 31, 2020, and therefore, goodwill was not reassessed for impairment.
There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic. These conditions are negatively impacting the Company's 2020 forecasted capital activities and production levels. It is reasonably possible that the carrying value of the Company's proved oil and gas properties or goodwill could exceed their estimated fair value resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and gas properties or goodwill could have a material adverse effect on the Company's financial condition and results of operation.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents (a)	$180	$180	$631	$631
Restricted cash (a)	$69	$69	$74	$74
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$139	$141	$450	$451
Long-term debt:
Convertible senior notes (b)	$1,076	$1,573	$—	$—
Senior notes (b)	$978	$1,125	$1,839	$1,995
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The Company has other financial instruments consisting primarily of receivables, payables, other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, convertible senior notes, goodwill and asset retirement obligations.
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
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are highly correlated with, New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from its areas of production. To diversify the oil prices it receives, the Company enters into third party purchase transactions in its area of production and separate third party transactions for the sales of such purchased oil to Gulf Coast refineries or international export markets at prices that are highly correlated to Brent oil prices. As a result, the Company generally uses Brent derivative contracts to manage future oil price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The Company's outstanding oil derivative contracts as of June 30, 2020 and the weighted average oil prices per barrel for those contracts are as follows:

	2020		Year Ending December 31, 2021
	Third Quarter	Fourth Quarter
Brent collar contracts with short puts: (a)
Volume per day (Bbl)	115,500	115,500	—
Price per Bbl:
Ceiling	$69.78	$69.78	$—
Floor	$62.06	$62.06	$—
Short put	$53.56	$53.56	$—
Brent swap contracts:
Volume per day (Bbl)	172,200	155,200	—
Price per Bbl	$35.70	$36.47	$—
Brent call contracts sold:
Volume per Bbl (b)	—	—	20,000
Price per Bbl	$—	$—	$69.74
Brent collar contracts with short puts: (c)
Volume per day (Bbl)	30,000	30,000	87,000
Price per Bbl:
Ceiling	$43.09	$43.09	$48.64
Floor	$34.83	$34.83	$43.45
Short put	$24.83	$24.83	$33.49
______________________
(a)Represents collar contracts with short puts that were entered into prior to March 2020. During and subsequent to March 2020, the Company entered into incremental swap contracts and collar contracts with short puts to provide additional downside price protection for its remaining 2020 and 2021 volumes.
(b)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
(c)Subsequent to June 30, 2020, the Company entered into additional derivative contracts for 23,000 Bbls per day of Brent collar contracts with short puts for January through December 2021 production with a ceiling price of $51.98 per Bbl, a floor price of $45.13 per Bbl and a short put price of $35.00 per Bbl.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of June 30, 2020, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The Company's outstanding gas derivative contracts as of June 30, 2020 and the weighted average gas prices per MMBtu for those contracts are as follows:

	2020		Year Ending December 31, 2021
	Third Quarter	Fourth Quarter
NYMEX swap contracts: (b)
Volume per day (MMBtu)	30,000	16,739	82,466
Price per MMBtu	$2.41	$2.43	$2.65
NYMEX collar contracts:
Volume per day (MMBtu)	—	—	80,000
Price per MMBtu:
Ceiling	$—	$—	$3.15
Floor	$—	$—	$2.50
Basis swap contracts:
Permian Basin index swap volume per day (MMBtu) (a)	30,000	16,739	2,466
Price differential ($/MMBtu)	$(1.68)	$(1.59)	$(1.46)
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the NYMEX index prices used in swap contracts.
(b)Subsequent to June 30, 2020, the Company entered into additional NYMEX swap contracts for 50,000 MMBtu per day of January through December 2021 production with an average fixed price of $2.63 per MMBtu.

Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. The contingent consideration valuation is based on oil and NGL prices during each of the five years from 2020 to 2024. See Note 3 and Note 4 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of June 30, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$72	$—	$72
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3
Contingent consideration	Other assets - noncurrent	$27	$—	$27
Liabilities:
Commodity price derivatives	Derivatives - current	$88	$—	$88
Commodity price derivatives	Derivatives - noncurrent	$27	$—	$27

As of December 31, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$32	$—	$32
Contingent consideration	Other assets - noncurrent	$91	$—	$91
Liabilities:
Commodity price derivatives	Derivatives - current	$12	$—	$12
Commodity price derivatives	Derivatives - noncurrent	$8	$—	$8
Gains and losses on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$(336)	$43	$139	$29
Interest rate derivatives	Derivative gain (loss), net	$—	$—	$(22)	$—
Contingent consideration	Interest and other income (loss), net	$(1)	$(13)	$(64)	$(13)
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The changes in capitalized exploratory well costs are as follows:

Six Months Ended June 30, 2020
(in millions)
Beginning capitalized exploratory well costs	$660
Additions to exploratory well costs pending the determination of proved reserves	734
Reclassification due to determination of proved reserves	(913)
Ending capitalized exploratory well costs	$481
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of June 30, 2020	As of December 31, 2019

	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$478	$660
More than one year	3	—
	$481	$660
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	1	—

NOTE 7. Long-term Debt
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of June 30, 2020	As of December 31, 2019

	(in millions)
Outstanding debt principal balances:
7.50% senior notes due 2020	$—	$450
3.45% senior notes due 2021	139	500
3.95% senior notes due 2022	244	600
0.25% convertible senior notes due 2025	1,323	—
4.45% senior notes due 2026	500	500
7.20% senior notes due 2028	241	250
	2,447	2,300
Issuance costs and discounts	(254)	(11)
Total debt	2,193	2,289
Less current portion of long-term debt	(139)	(450)
Long-term debt	$2,054	$1,839
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date in October 2023. As of June 30, 2020, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of 0.25 percent convertible senior notes due 2025 (the "Convertible Notes"). The Convertible Notes bear a fixed interest rate of 0.25 percent per year with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an initial conversion price of $109.77 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company intends to settle the principal amount of the Convertible Notes in cash.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common stock exceeds 130 percent of the Conversion Price for at least 20 trading days;
•during the five-day period following any five consecutive trading day period when the trading price of the Convertible Notes is less than 98 percent of the price of the Company's common stock times the Conversion Rate;
•upon notice of redemption by the Company; or
•upon the occurrence of specified corporate events including certain consolidations or mergers.
On or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The Company may not redeem the Convertible Notes prior to May 20, 2023, and after such date, may redeem the Convertible Notes only if the last reported sale price of the Company's common stock has been at least 130 percent of the Conversion Price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price is equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
The Company bifurcated the Convertible Notes into a debt and equity component at issuance. The value assigned to the debt component was the estimated fair value, as of the issuance date, of an equivalent senior note without the conversion feature. The difference between the cash proceeds and the estimated fair value, representing the value assigned to the equity component, was recorded as a debt discount. The Company measured the debt component at fair value by utilizing a discounted cash flow model. This model utilized observable inputs such as contractual interest rate and repayment terms, risk-free interest rate, benchmark forward yield curves and the average term-yield on the Company's existing non-convertible debt.
The principal amount and related unamortized issuance costs and discount on the Convertible Notes, are as follows:

As of June 30, 2020
(in millions)
Principal amount of Convertible Notes	$1,323
Unamortized issuance costs and discount on Convertible Notes (a)	(247)
Net carrying value	$1,076
______________________
(a)Amortized to interest expense at an effective interest rate of 4.27 percent over five years.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The interest costs recognized on the Convertible Notes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Contractual interest coupon	$1	$—	$1	$—
Amortization of debt discount and issuance costs	8	—	8	—
	$9	$—	$9	$—
Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have a strike price of $109.77 per share of common stock and a capped price of $156.21 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.
Senior notes. In May 2020, the Company paid $725 million to complete a cash tender offer for certain of its outstanding senior notes. Associated with the tender offer, the Company settled $360 million of its 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028. The Company expensed unamortized debt discounts and issuance costs associated with the tendered notes of $2 million and recognized a pre-tax loss on the early extinguishment of debt totaling $23 million. The losses are recorded in other expense in the consolidated statements of operations. See Note 14 for additional information.
The Company's 7.50% senior notes with a debt principal balance of $450 million matured and was repaid in January 2020. The Company funded the repayment with cash on hand.
The Company's 3.45% senior notes, with a debt principal balance of $139 million, will mature in January 2021 and are included in the current portion of long-term debt in the consolidated balance sheet as of June 30, 2020.
Credit agreement. On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. In May 2020, the Company terminated the 364-Day Credit Agreement in conjunction with the issuance of the Convertible Notes. During the three months ended June 30, 2020, the Company recognized a $2 million loss on the early extinguishment of debt in other expense in the consolidated statements of operations for unamortized deferred financing costs associated with the 364-Day Credit Agreement. See Note 14 for additional information.
NOTE 8. Incentive Plans
Stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Restricted stock - Equity Awards	$10	$33	$22	$50
Restricted stock - Liability Awards (a)	3	7	3	12
Performance unit awards	6	5	10	11
Employee stock purchase plan	1	—	1	1
	$20	$45	$36	$74
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of June 30, 2020 and December 31, 2019, accounts payable – due to affiliates included $5 million and $11 million, respectively, of liabilities attributable to Liability Awards.
As of June 30, 2020, there was $86 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $12 million attributable to stock-based awards that are expected to be settled on

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Six Months Ended June 30, 2020
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	824,193	246,851	116,215	121,953
Awards granted	96,987	3,061	132,621	—
Awards forfeited	(6,580)	(3,720)	—	—
Awards vested (a)	(222,924)	(68,061)	(2,093)	—
Options exercised	—	—	—	(7,728)
Ending incentive compensation awards	691,676	178,131	246,743	114,225
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards, performance units and stock options that vest during the period.
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Six Months Ended June 30, 2020
(in millions)
Beginning asset retirement obligations	$191
New wells placed on production	2
Changes in estimates (a)	(6)
Liabilities settled	(24)
Accretion of discount	5
Ending asset retirement obligations	168
Less current portion of asset retirement obligations	(17)
Asset retirement obligations - noncurrent	$151
______________________
(a)Changes in estimates are determined based on several factors, including updating abandonment cost estimates using recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates, economic well life estimates and forecasted timing of abandoning wells.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of June 30, 2020 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand and water for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in years 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be $464 million as of June 30, 2020. The Company's estimated deficiency fee obligation as of June 30, 2020 is $321 million, of which $130 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $70 million is included in noncurrent other assets in the consolidated balance sheets. The Company had received credit support for the deficiency fee receivable and the contingent consideration of up to $325 million. In July 2020, the Company settled the South Texas Divestiture contingent consideration receivable with the buyer and reduced the credit support provided by the buyer to $100 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $80 million as of June 30, 2020. The Company has received credit support for the commitments of up to $50 million. The Company paid $6 million in gas transportation fees associated with the transferred commitment for the six months ended June 30, 2020 and was fully reimbursed.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The changes in contract obligations are as follows:

Six Months Ended June 30, 2020
(in millions)
Beginning contract obligations	$468
Liabilities settled	(167)
Accretion of discount	6
Changes in estimate (a)	65
Ending contract obligations	$372
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
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Transactions and balances with ProPetro are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Pressure pumping and related services charges (a)	$76	$120	$143	$267
____________________
(a)Includes $30 million of idle frac fleet fees for the three and six months ended June 30, 2020.

	As of June 30, 2020	As of December 31, 2019

	(in millions)
Accounts receivable - due from affiliate (a)	$—	$3
Accounts payable - due to affiliate (b)	$43	$88
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
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs and gas are negotiated based on factors normally considered in the industry, such as an index or spot price,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices of oil, NGLs and gas generally fluctuate based on the relevant market index rates.
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Oil sales	$453	$1,048	$1,377	$1,965
NGL sales	104	120	215	257
Gas sales	43	28	103	110
Total oil and gas sales	600	1,196	1,695	2,332
Sales of purchased oil	536	1,182	1,439	2,289
Sales of purchased gas	5	1	17	3
Total sales of purchased oil and gas	541	1,183	1,456	2,292
Total revenue from contracts with purchasers	$1,141	$2,379	$3,151	$4,624
As of June 30, 2020 and December 31, 2019, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $505 million and $968 million, respectively.
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Interest income	$—	$5	$2	$12
Contingent consideration valuation adjustment (Note 4)	(1)	(13)	(64)	(13)
Investment in affiliate fair value adjustment (Note 4)	44	(3)	(101)	171
Other	5	—	5	11
	$48	$(11)	$(158)	$181

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
South Texas deficiency fee obligation (Note 4)	$—	$—	$69	$—
Termination and idle drilling and frac equipment charges (a)	44	8	53	12
Loss on early extinguishment of debt (Note 7)	27	—	27	—
Transportation commitment charges (b)	5	23	8	63
Legal and environmental charges	2	2	5	8
Restructuring charges (Note 3)	1	146	1	158
Asset impairment (Note 4)	—	2	1	31
Vertical integration services (income) loss, net (c)	5	(1)	1	19
Asset divestiture-related charges (Note 3)	—	23	—	23
Accelerated depreciation (Note 3)	—	—	—	23
Other	6	8	10	21
	$90	$211	$175	$358
____________________
(a)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(b)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(c)For the six months ended June 30, 2019, amount includes $12 million of decommissioning operating expenses related to the Company's Brady sand mine and $13 million of carryover and winding down operating expenses related to the Company's sale of its pressure pumping services assets in December 2018. The components of the vertical integration services net margins are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Gross revenues	$14	$28	$25	$63
Gross costs and expenses	$19	$27	$26	$82

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
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Current tax benefit	$11	$—	$11	$—
Deferred tax benefit (provision)	88	47	11	(56)
Income tax benefit (provision)	$99	$47	$22	$(56)
Effective tax rate	18%	22%	13%	24%

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The Company's interim effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. statutory rate of 21 percent primarily due to the impact of permanent differences on the Company's effective tax rate attributable to forecasted earnings for 2020.
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of June 30, 2020 and December 31, 2019, the Company had unrecognized tax benefits ("UTBs") of $39 million for each respective period as a result of research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The Company expects to substantially resolve the uncertainties associated with the UTBs within the next twelve months.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of June 30, 2020, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net income (loss) attributable to common stockholders	$(439)	$(169)	$(150)	$181
Participating share-based earnings	—	—	—	(1)
Basic and diluted net income (loss) attributable to common stockholders	$(439)	$(169)	$(150)	$180

Basic weighted average shares outstanding	165	168	165	168
Dilution attributable to stock-based compensation awards	—	—	—	1
Diluted weighted average shares outstanding	165	168	165	169

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Shares repurchased are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Share repurchases (a)	$50	$200	$160	$400
______________________
(a)During the three and six months ended June 30, 2020, the Company repurchased 592,136 and 1,511,930 shares, respectively, under the share repurchase program, as compared to 1,337,310 and 2,773,843 shares for the same respective periods in 2019.

As of June 30, 2020, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including the disruption to oil demand throughout the world. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impact of the COVID-19 Pandemic and 2020 Plan Changes
The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand to restore oil pricing. In response to these developments, the Company has implemented measures to mitigate the impact of the COVID-19 pandemic on its employees, operations and financial position. These measures include, but are not limited to, the following:
Employee Safety. The Company has taken steps to keep its employees safe in light of the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, and other governmental and regulatory authorities.
Expense Management. With the reduction in revenue, the Company has implemented, and will continue to evaluate other cost saving initiatives, including:
•Continuing to optimize drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.
•Reducing annual general and administrative and other overhead related costs through:
◦voluntary salary reductions by the Company's officers and board of directors;
◦reductions in estimated cash incentive compensation;
◦benefit reductions; and
◦other cash cost reductions.
Balance Sheet, Cash Flow and Liquidity. The Company has taken the following actions to strengthen its financial position and increase liquidity:
•Reduced its 2020 capital budget from a range of $3.15 billion to $3.45 billion to a range of $1.4 billion to $1.6 billion.
•Refinanced a significant portion of the Company's debt by issuing $1.3 billion of 0.25% convertible senior notes due May 15, 2025 (the "Convertible Notes"), combined with completing a cash tender offer for $725 million of senior notes prior to their stated maturities and repaying $800 million of outstanding borrowings on its credit facility. The effects of these transactions include:
◦lowering the Company's future cash interest expense on long-term debt;
◦extending the Company's debt maturities; and
◦increasing access to liquidity on the Company's credit facility by $800 million (as of June 30, 2020, the Company has no borrowings outstanding under its $1.5 billion credit facility).
•Adjusted the Company's derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.
The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the health and economic impacts of COVID-19 continue to evolve.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended June 30, 2020 included the following highlights:

PIONEER NATURAL RESOURCES COMPANY
•Net loss attributable to common stockholders for the three months ended June 30, 2020 was $439 million ($2.66 per diluted share) as compared to a net loss of $169 million ($1.01 per diluted share) for the same period in 2019. The primary components of the $270 million decrease in earnings attributable to common stockholders include:
•a $596 million decrease in oil and gas revenues due to a 55 percent decrease in average realized commodity prices per BOE, partially offset by a 12 percent increase in daily sales volumes due to the Company's successful horizontal drilling program in the Permian Basin;
•a $379 million decrease in net derivative results, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms; and
•a $112 million decrease in net sales of purchased oil and gas due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales;
partially offset by:
•a $494 million decrease in loss on disposition of assets, primarily due to recognizing a $521 million loss during the three months ended June 30, 2019 on the divestiture of the Company's Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture"), partially offset by a gain of $31 million associated with the sale of certain vertical wells and approximately 1,700 acres in June 2019; as compared to recognizing a $6 million gain on the sale of certain vertical wells and approximately 1,500 net acres during the three months ended June 30, 2020;
•a $121 million decrease in other expense, primarily due to (i) $44 million of idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges and (ii) $27 million of early extinguishment of debt charges during the three months ended June 30, 2020, as compared to charges incurred during the three months ended June 30, 2019, which were primarily comprised of (i) $146 million related to the costs associated with the Company's corporate restructuring program initiated in March 2019 to align its cost structure with the needs of a Permian Basin-focused company (the "Corporate Restructuring Program"), (ii) $23 million of estimated employee severance costs related primarily to the South Texas Divestiture and (iii) $23 million of firm transportation payments on excess pipeline capacity commitments;
•a $74 million decrease in production costs, including taxes, primarily attributable to (i) the Company's initiatives to reduce production costs, (ii) the sale of the Company's South Texas assets in May 2019 and (iii) the reduction in production taxes as a result of the aforementioned 55 percent decrease in average realized commodity prices per BOE;
•a $59 million increase in net interest and other income (loss), primarily due to a $44 million noncash gain attributable to the increase in the fair value of the Company's investment in affiliate during the three months ended June 30, 2020, as compared to a $3 million noncash loss attributable to the decrease in fair value of the Company's investment in affiliate and a $13 million noncash decrease in the fair value of divestiture contingent consideration associated with the South Texas Divestiture during the three months ended June 30, 2019;
•a $52 million increase in the Company's income tax benefit due to the decrease in earnings during the three months ended June 30, 2020, as compared to the same period in 2019; and
•a $20 million decrease in general and administrative expense due to a reduction in headcount as a result of the Company's aforementioned Corporate Restructuring Program.
•During the three months ended June 30, 2020, average daily sales volumes increased by 12 percent to 374,563 BOEPD, as compared to 334,167 BOEPD during the same period in 2019, due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2019 South Texas Divestiture.
•Average oil and NGL prices per Bbl decreased during the three months ended June 30, 2020 to $23.16 and $12.65, respectively, as compared to $55.50 and $19.63, respectively, for the same period in 2019. Average gas prices per Mcf increased to $1.15 during the three months ended June 30, 2020 as compared to $0.89 during the same period in 2019.
•Cash provided by operating activities decreased during the three months ended June 30, 2020 to $328 million as compared to $789 million for the same period in 2019. The decrease was primarily due to a $611 million reduction in the Company's oil and NGL revenues as a result of decreases in commodity prices, partially offset by (i) $123 million of incremental cash provided by derivatives and (ii) the Company's 2020 cost reduction initiatives in response to the COVID-19 pandemic.

PIONEER NATURAL RESOURCES COMPANY
•As of June 30, 2020 and December 31, 2019, the Company's net debt to book capitalization was 15 percent and 12 percent, respectively.
 Third Quarter 2020 Outlook
The third quarter is likely to continue to offer a high degree of uncertainty and market disruption. The extent to which the Company's future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic recovery, additional actions by businesses, OPEC and other cooperating countries, and governments in response to the pandemic, economic downturn and decline in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand.
Based on current estimates, the Company expects the following operating and financial results for the third quarter of 2020:

Three Months Ending September 30, 2020
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	341 - 356
Average daily oil production (MBO)	191 - 201
Production costs per BOE	$6.25 - $7.75
DD&A per BOE	$12.00 - $14.00
Exploration and abandonments expense	$5 - $15
General and administrative expense	$58 - $68
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$31 - $36
Other expense	$20 - $30
Cash flow impact from firm transportation	$(60) - $(20)
Current income tax provision	$<5
Effective tax rate	<21%

For 2020, the Company expects annual oil production to average 203,000 to 213,000 barrels per day and total production of 356,000 to 371,000 BOEs per day.
For additional information on the risks posed by the COVID-19 pandemic, see "The COVID-19 pandemic and recent developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties" included in "Part II-Item 1A-Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Six Months Ended June 30, 2020
Oil (Bbls)	218,808
NGL (Bbls)	87,271
Gas (Mcf)	412,704
Total (BOE)	374,863
The Company's liquids production was 82 percent of total production on a BOE basis for the six months ended June 30, 2020.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Six Months Ended June 30, 2020
(in millions)
Unproved property acquisitions costs	$3
Exploration/extension costs	732
Development costs	84
Asset retirement obligations	(3)
$816

Development and exploration/extension drilling activity is as follows:

	Six Months Ended June 30, 2020
	Development	Exploration/Extension

Beginning wells in progress	5	234
Wells spud	3	124
Successful wells	(5)	(156)
Ending wells in progress	3	202

The Company currently plans to operate an average five to eight drilling rigs and an average of three to four frac fleets in the Spraberry/Wolfcamp field during the last six months of 2020. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.
During the six months ended June 30, 2020, the Company successfully completed 121 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 35 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 30 percent were Wolfcamp B interval wells and the remaining 35 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the play, the majority of the wells placed on production were Wolfcamp A and B interval wells.
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Oil (Bbls)	214,959	207,438	4%	218,808	206,850	6%
NGL (Bbls)	90,184	67,076	34%	87,271	67,073	30%
Gas (Mcf)	416,516	357,917	16%	412,704	359,261	15%
Total (BOEs)	374,563	334,167	12%	374,863	333,800	12%
The increase in average daily BOE sales volumes for the three and six months ended June 30, 2020, as compared to the same periods in 2019 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, which more than offset the loss of production associated with the Company's 2019 South Texas Divestiture. The increase in NGL volumes primarily reflects new processing facilities being placed into service during 2019 and increased recovery rates for NGLs.

PIONEER NATURAL RESOURCES COMPANY
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Oil per Bbl	$23.16	$55.50	(58%)	$34.58	$52.47	(34%)
NGL per Bbl	$12.65	$19.63	(36%)	$13.55	$21.20	(36%)
Gas per Mcf	$1.15	$0.89	29%	$1.38	$1.69	(18%)
Total per BOE	$17.61	$39.35	(55%)	$24.85	$38.60	(36%)
Sales of purchased oil and gas. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to Gulf Coast refineries and Gulf Coast and West Coast gas markets, international export markets and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risk and rewards of ownership, including credit risk associated with the sale of the commodities purchased and the responsibility to deliver the commodities sold. The transportation costs associated with these transactions are presented on a net basis in purchased oil and gas expense.
The net effect of third party purchases and sales of oil and gas is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Sales of purchased oil and gas	$541	$1,183	$(642)	$1,456	$2,292	$(836)
Purchased oil and gas	572	1,102	(530)	1,600	2,059	(459)
Net effect on earnings	$(31)	$81	$(112)	$(144)	$233	$(377)
The decrease in net sales of purchased oil and gas for both the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to (i) a decrease during the first quarter of 2020 downstream oil margins on the Company's Gulf Coast refinery and export sales and (ii) a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, which was subsequently sold in February 2020 and March 2020, respectively, at lower prices. This oil inventory is sold in the following month at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices).
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Interest and other income (loss), net	$48	$(11)	$59	$(158)	$181	$(339)
The $59 million increase in net interest and other income (loss) for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a $44 million noncash gain attributable to the increase in the fair value of the Company's investment in affiliate. The $339 million decrease in net interest and other income (loss) during the six months ended June 30, 2020, was primarily due to (i) a $64 million noncash loss attributable to the decrease in fair value of divestiture contingent consideration associated with the South Texas Divestiture as compared to a noncash loss of $13 million for the same period in 2019 and (ii) a noncash loss of $101 million attributable to the decrease in fair value of the Company's investment in affiliate as compared to a noncash gain of $171 million as a result of the fair value adjustment of the Company's investment in affiliate for the same period in 2019.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Derivative gain (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash derivative gain (loss), net	$(464)	$38	$(502)	$(52)	$20	$(72)
Cash receipts on settled derivative instruments, net	128	5	123	169	9	160
Derivative gain (loss), net	$(336)	$43	$(379)	$117	$29	$88

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
Commodity derivatives and the relative price impact (per Bbl or Mcf) are as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts (a)	$96	$4.91	per Bbl	$159	$4.00	per Bbl
_____________________
(a)Excludes the effect of liquidating certain of the Company's Brent collar contracts with short puts and Brent swap contracts for cash receipts of $32 million for the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$10	$0.54	per Bbl	$22	$0.61	per Bbl
Gas derivative payments	(5)	$(0.15)	per Mcf	(13)	$(0.20)	per Mcf
Total net commodity derivative receipts	$5			$9

The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain (loss) on disposition of assets, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Gain (loss) on disposition of assets, net	$6	$(488)	$494	$6	$(498)	$504

The increase in gain on disposition of assets for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to a loss of $521 million associated with the South Texas Divestiture in 2019. The loss was partially offset by a gain of $31 million associated with the sale of certain vertical wells and approximately 1,700 acres in June 2019 for net cash proceeds of $38 million. During the three and six months ended June 30, 2020, the company recognized a $6 million gain on the sale of certain vertical wells and approximately 1,500 net acres.

PIONEER NATURAL RESOURCES COMPANY
Oil and gas production costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Oil and gas production costs	$167	$219	$(52)	$343	$440	$(97)

Oil and gas production costs per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Lease operating expense per BOE (a)	$2.78	$4.94	(44%)	$3.05	$5.03	(39%)
Gathering, processing and transportation expense per BOE (b)	2.38	1.93	23%	2.45	2.13	15%
Workover costs per BOE (a)	0.10	0.85	(88%)	0.27	0.86	(69%)
Net natural gas plant income per BOE (c)	(0.34)	(0.51)	(33%)	(0.74)	(0.74)	—%
	$4.92	$7.21	(32%)	$5.03	$7.28	(31%)
_____________________
(a)Lease operating expense and workover expense represent the components of oil and gas production costs over which the Company has management control.
(b)Gathering, processing and transportation expense represents the costs to gather, process, transport and fractionate the Company's gas and NGLs to a point of sale.
(c)Net natural gas plant income represents the earnings from the Company's ownership share of gas processing facilities that gather and process the Company's and third party gas.
The decrease in lease operating expense per BOE for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily attributable to (i) the Company's initiatives to reduce production costs and (ii) the sale of the Company's South Texas assets, which were divested in May 2019, and had a higher lease operating expense per BOE than the Company's Permian Basin assets. The increase in gathering, processing and transportation expense per BOE for the same respective periods, was primarily due to a higher proportion of processing, transportation and fractionation costs attributable to increased NGL recoveries. The decrease in workover costs per BOE was primarily due to reduced workover activity as a result of lower commodity prices being realized in 2020, which has reduced the economic benefit of repairing many of the Company's marginal vertical wells. The decrease in net natural gas plant income per BOE for the three months ended June 30, 2020 as compared to the same period in 2019 is primarily attributable to a decrease in gas processing revenue due to lower NGL prices.
Production and ad valorem taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Production and ad valorem taxes	$47	$69	$(22)	$120	$136	$(16)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Production taxes per BOE	$0.70	$1.77	(60%)	$1.07	$1.73	(38%)
Ad valorem taxes per BOE	0.65	0.49	33%	0.69	0.52	33%
	$1.35	$2.26	(40%)	$1.76	$2.25	(22%)
The decrease in production taxes per BOE for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the decrease in oil, NGL and gas prices. The increase in ad valorem taxes per BOE for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the higher commodity prices used to determine the assessed values of the Company's oil and gas properties in 2020.

PIONEER NATURAL RESOURCES COMPANY
Depletion, depreciation and amortization ("DD&A") expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Depletion, depreciation and amortization	$416	$412	$4	$850	$833	$17
Total DD&A and depletion expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
DD&A per BOE	$12.21	$13.56	(10%)	$12.46	$13.79	(10%)
Depletion expense per BOE	$11.57	$12.76	(9%)	$11.83	$12.98	(9%)
The decrease in DD&A per BOE and depletion expense per BOE was primarily due to additions of proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Exploration and abandonments expense. Geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Geological and geophysical	$9	$11	$(2)	$16	$31	$(15)
Exploratory/extension well costs	—	4	(4)	—	3	(3)
Leasehold abandonments and other	1	—	1	3	1	2
	$10	$15	$(5)	$19	$35	$(16)
The decrease in geological and geophysical costs was primarily due to a decrease in geological and geophysical personnel costs as a result of the 2019 Corporate Restructuring Program.
During the six months ended June 30, 2020 the Company drilled and evaluated 156 exploration/extension wells, of which 100% were successfully completed as discoveries. During the same period in 2019, the Company drilled and evaluated 142 exploration/extension wells, 141 of which were successfully completed as discoveries.
General and administrative expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash general and administrative expense	$10	$13	$(3)	$15	$28	$(13)
Cash general and administrative expense	50	67	(17)	101	146	(45)
Total general and administrative expense	$60	$80	$(20)	$116	$174	$(58)
Total general and administrative expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Noncash general and administrative expense per BOE	$0.29	$0.43	(33%)	$0.22	$0.46	(52%)
Cash general and administrative expense per BOE	1.46	2.20	(34%)	1.48	2.42	(39%)
Total general and administrative expense per BOE	$1.75	$2.63	(33%)	$1.70	$2.88	(41%)
The decrease in noncash general and administrative expense for the three and six months ended June 30, 2020, as compared to the same periods in 2019, is primarily due to reductions in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.

PIONEER NATURAL RESOURCES COMPANY
The decrease in cash general and administrative expense for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to a decrease in corporate costs (primarily salaries, bonuses and benefits) as a result of the Company's 2019 Corporate Restructuring Program and the Company's aforementioned 2020 cost reduction initiatives in response to the COVID-19 pandemic. The Company is continuing to evaluate other cost saving initiatives in response to the COVID-19 pandemic and its future business needs.
See Note 3 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
 Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash interest expense	$13	$1	$12	$18	$3	$15
Cash interest expense	20	28	(8)	42	56	(14)
	$33	$29	$4	$60	$59	$1
The increase in noncash interest expense during the three and six months ended June 30, 2020 as compared to the same respective periods in 2019, was primarily due to (i) $4 million and $8 million of accretion for the three and six months ended June 30, 2020, respectively, associated with the Company's new corporate headquarters that was capitalized as a finance lease in November 2019 and (ii) $7 million of amortization associated with the discount attributable to the issuance of the Convertible Notes during the three months ended June 30, 2020.
The decrease in cash interest expense during the three and six months ended June 30, 2020 as compared to the same respective periods in 2019, was primarily due to the repayment of the 7.50% senior notes that matured in January 2020.
The weighted average interest rate on the Company's indebtedness for the six months ended June 30, 2020 was 4.4 percent, as compared to 5.3 percent for the same period in 2019. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Other expense	$90	$211	$(121)	$175	$358	$(183)
The decrease in other expense during the three and six months ended June 30, 2020, as compared to the same respective periods in 2019, was primarily due to the following:
•$44 million and $53 million of idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges for the three and six months ended June 30, 2020, respectively;
•$27 million of early extinguishment of debt charges for the three and six months ended June 30, 2020 associated with the Company's refinancing activities during the second quarter of 2020; and
•a $69 million charge for estimated deficiency payments related to the Company's South Texas Divestiture for the six months ended June 30, 2020; as compared to
•$146 million and $158 million of corporate restructuring charges associated with the 2019 Corporate Restructuring Program for the three and six months ended June 30, 2019, respectively;
•$23 million and $63 million of firm transportation payments on excess pipeline capacity commitments for the three and six months ended June 30, 2019, respectively;
•$23 million of estimated employee severance costs primarily associated with the South Texas Divestiture for the three and six months ended June 30, 2019; and
•$54 million of other property and equipment impairment charges, winding down operating expense and other charges associated with decommissioning the Company's Brady, Texas sand mine and pressure pumping asset sale during the six months ended June 30, 2019.

PIONEER NATURAL RESOURCES COMPANY
See Note 3, Note 7 and Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Income tax benefit (provision)	$99	$47	$52	$22	$(56)	$78
Effective tax rate	18%	22%	(4%)	13%	24%	(11%)
The change in income tax benefit (provision) during the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to a $322 million and $409 million decrease, respectively, in income before income taxes. The Company's interim effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. statutory rate of 21 percent primarily due to the impact of permanent differences on the Company's effective tax rate attributable to forecasted earnings for 2020. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. In response to the COVID-19 pandemic, the Company has taken steps to reduce, defer or cancel certain planned capital expenditures and reduce its overall cost structure commensurate with its expected level of activities. In addition, the Company has increased its derivative position to reduce the effects of oil price volatility on its net cash provided by operating activities for the remainder of 2020 and 2021.
To lower the Company's future cash interest cost on its long-term debt and extend the Company's debt maturities, the Company used the proceeds from the Convertible Notes to repay $725 million of certain of its senior notes prior to their stated maturities and repaid all outstanding borrowings under the Company's credit facility. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its credit facility that matures in October 2023, unless extended (the "Credit Facility"), (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets.
As of June 30, 2020, the Company had no outstanding borrowings under its Credit Facility, leaving approximately $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2020. The Company also had unrestricted cash on hand of $180 million as of June 30, 2020.
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
2020 capital budget. In response to the uncertainty around the duration and overall impact to the Company caused by the COVID-19 pandemic, the Company has reduced its capital budget for 2020 to range from $1.4 billion to $1.6 billion, consisting of $1.3 billion to $1.5 billion for drilling and completion related activities, including tank batteries and salt water disposal facilities, and $100 million for water infrastructure. The Company's capital expenditures for the six months ended June 30, 2020 were $856 million. The 2020 capital budget and actual capital expenditures for the six months ended June 30, 2020 exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.

PIONEER NATURAL RESOURCES COMPANY
Capital resources. Cash flows from operating, investing and financing activities are summarized below.

	Six Months Ended June 30,
	2020	2019	Change

	(in millions)
Net cash provided by operating activities	$1,154	$1,393	$(239)
Net cash used in investing activities	$(1,106)	$(1,020)	$86
Net cash used in financing activities	$(504)	$(480)	$24
Operating activities. The decrease in net cash flow provided by operating activities for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to decreases in the Company's oil and NGL revenues as a result of decreases in commodity prices, partially offset by (i) the Company's overall lower cost structure due to the 2019 Corporate Restructuring Program and the Company's 2020 cost reduction initiatives in response to the COVID-19 pandemic and (ii) $160 million of incremental cash provided by derivatives.
Investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to decreases in proceeds from the sale of investments and the disposition of assets of $568 million and $50 million, respectively, which were partially offset by decreases in additions to oil and gas properties and other assets and other property and equipment of $476 million and $57 million, respectively, as a result of the Company's reduced capital budget and cost reduction efforts.
Financing activities. The Company's significant financing activities are as follows:
•2020: The Company (i) received $1.3 billion from the issuance of the Convertible Notes, net of issuance fees, (ii) paid $113 million to enter into the Capped Call transactions associated with the Convertible Notes issuance, (iii) repaid an aggregate total of $725 million associated with the early repayment of a portion of the 3.45% senior notes, 3.95% senior notes and 7.20% senior notes, (iv) repaid $450 million associated with the maturity of its 7.50% senior notes in January 2020, (v) purchased $172 million of treasury stock, (vi) paid dividends of $164 million and (vii) paid $154 million of other liabilities.
•2019: The Company purchased $424 million of treasury stock and paid dividends of $54 million.
Dividends/distributions. During the six months ended June 30, 2020, the Company paid dividends of $164 million and declared dividends of $1.10 per share. On May 21, 2020, the board of directors declared a quarterly cash dividend of $0.55 per share on the Company's outstanding common stock, payable on July 14, 2020, to stockholders of record on June 30, 2020. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2020, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (c) open purchase commitments and (d) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, transportation, storage and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of June 30, 2020, these contracts represented net liabilities of $40 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2020. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of June 30, 2020, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of June 30, 2020, the Company had no variable rate debt outstanding under the Credit Facility and therefore no related exposure to interest rate risk. As of June 30, 2020, the Company had $2.2 billion of fixed rate short and long-term debt outstanding with a weighted average effective interest rate of 4.4 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of June 30, 2020, however it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGLs and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus various index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk through the use of derivative financial instruments and sales of purchased oil and gas.
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

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on June 30, 2020 market quotes were as follows:

	2020		Year Ending December 31, 2021
	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$41.41	$41.96	$43.46
Average forward NYMEX gas price per MMBtu	$1.77	$2.31	$2.61
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(0.35)	$(0.58)	$(0.60)
The average forward prices based on August 4, 2020 market quotes are as follows:

	2020		Year Ending December 31, 2021
	Third Quarter	Fourth Quarter
Average forward Brent oil price per Bbl	$44.64	$45.59	$47.40
Average forward NYMEX gas price per MMBtu	$2.19	$2.66	$2.77
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(0.55)	$(0.55)	$(0.42)
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
In addition to the information set forth in this report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" as updated by the discussion in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2019 Annual Report on Form 10-K except as updated by the referenced Form 10-Q.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended June 30, 2020
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
April 2020	—	$—	—	$1,140,693,850
May 2020	592,360	$84.44	592,136	$1,090,693,886
June 2020	—	$—	—	$1,090,693,886
	592,360		592,136
____________________
(a)Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program.

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.1 (a)	Amendment No. 8 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed May 6, 2020.

10.2 (a)	Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020).

10.3 (a)	First Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated May 6, 2020.

10.4 (a)	Second Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 18, 2020.

10.5
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.6
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.7
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.8
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.9
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.10
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

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

PIONEER NATURAL RESOURCES COMPANY

August 5, 2020	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

August 5, 2020	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer