Form 10-Q
period 2020-09-30
PIONEER NATURAL RESOURCES CO
filed 2020-11-06
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of November 4, 2020                    164,406,947

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

These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity; competition; the ability to obtain environmental and other permits and the timing thereof; other government regulation or action; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; litigation; the costs and results of drilling and operations; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves; implement its business plans or complete its development activities as scheduled; access to and cost of capital; the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production; uncertainties about estimates of reserves; identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, cash flow, well costs, capital expenditures, rates of return, expenses, cash flow from purchases and sales of oil and gas, net of firm transportation commitments; sources of funding; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change; cybersecurity risks; ability to implement stock repurchases; the risks associated with the ownership and operation of the Company's oilfield services businesses and acts of war or terrorism. These and other risks are described in Pioneer's Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Reports on Form 10-Q filed thereafter and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

Additionally, the information in this Report contains forward-looking statements related to the recently announced merger transaction between the Company and Parsley Energy, Inc. ("Parsley"). Such forward-looking statements are subject to risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. These risks and uncertainties include, among other things, the risk that the businesses of Pioneer and Parsley will not be integrated successfully; the cost savings, synergies and growth from the proposed transaction may not be fully realized or may take longer to realize than expected; management time may be diverted on transaction-related issues; the potential adverse effect of future regulatory or legislative actions on Pioneer and Parsley or the industries in which they operate, including the risk of new restrictions with respect to development activities on Pioneer's or Parsley's assets; the credit ratings of the combined company or its subsidiaries may be different from what Pioneer expects; Pioneer or Parsley may be unable to obtain governmental and regulatory approvals required for the proposed transaction, or that required governmental and regulatory approvals may delay the proposed transaction or result in the imposition of conditions that could reduce the anticipated benefits from the proposed transaction or cause the parties to abandon the proposed transaction; a condition to closing of the proposed transaction may not be satisfied; the length of time necessary to consummate the proposed transaction may be longer than anticipated for various reasons; potential liability resulting from litigation related to the proposed transaction; the potential impact of the announcement or consummation of the proposed transaction on relationships with customers, suppliers, and competitors; and transaction costs may be higher than anticipated.

Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,325	$631
Restricted cash	66	74
Accounts receivable:
Trade, net	662	1,032
Due from affiliates	—	3
Income taxes receivable	22	7
Inventories	191	205
Derivatives	49	32
Investment in affiliate	67	187
Other	38	20
Total current assets	2,420	2,191
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	23,498	22,444
Unproved properties	572	584
Accumulated depletion, depreciation and amortization	(9,719)	(8,583)
Total oil and gas properties, net	14,351	14,445
Other property and equipment, net	1,603	1,632
Operating lease right-of-use assets	198	280
Goodwill	261	261
Other assets	144	258
	$18,977	$19,067

The financial information included as of September 30, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$871	$1,221
Due to affiliates	137	190
Interest payable	17	53
Income taxes payable	2	3
Current portion of long-term debt	140	450
Derivatives	51	12
Operating leases	99	136
Other	371	431
Total current liabilities	1,688	2,496
Long-term debt	3,148	1,839
Derivatives	14	8
Deferred income taxes	1,406	1,389
Operating leases	113	170
Other liabilities	954	1,046
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 175,462,969 and 175,057,889 shares issued as of September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	9,305	9,161
Treasury stock at cost: 11,059,909 and 9,511,248 shares as of September 30, 2020 and December 31, 2019, respectively	(1,235)	(1,069)
Retained earnings	3,582	4,025
Total equity	11,654	12,119
Commitments and contingencies
	$18,977	$19,067

The financial information included as of September 30, 2020 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and other income:
Oil and gas	$922	$1,235	$2,617	$3,567
Sales of purchased oil and gas	935	1,171	2,391	3,463
Interest and other income (loss), net	13	(222)	(145)	(42)
Derivative gain (loss), net	(57)	121	60	150
Gain (loss) on disposition of assets, net	2	20	7	(477)
	1,815	2,325	4,930	6,661
Costs and expenses:
Oil and gas production	163	227	506	667
Production and ad valorem taxes	63	86	182	223
Depletion, depreciation and amortization	393	438	1,243	1,271
Purchased oil and gas	998	1,125	2,598	3,184
Exploration and abandonments	16	11	35	46
General and administrative	64	72	180	246
Accretion of discount on asset retirement obligations	2	2	7	7
Interest	34	29	94	88
Other	98	32	273	390
	1,831	2,022	5,118	6,122
Income (loss) before income taxes	(16)	303	(188)	539
Income tax benefit (provision)	(4)	(72)	18	(127)
Net income (loss) attributable to common stockholders	$(20)	$231	$(170)	$412

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.12)	$1.38	$(1.03)	$2.44

Basic and diluted weighted average shares outstanding	165	167	165	168

Dividends declared per share	$0.55	$0.44	$1.65	$0.76

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,025	$12,119
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Issued awards	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	289	289
Balance as of March 31, 2020	164,864	2	9,176	(1,190)	4,223	12,211
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Purchases of treasury stock	(592)	—	—	(50)	—	(50)
Stock-based compensation costs:
Issued awards	4	—	—	—	—	—
Compensation costs included in net loss	—	—	17	—	—	17
Net loss	—	—	—	—	(439)	(439)
Balance as of June 30, 2020	164,276	2	9,285	(1,240)	3,693	11,740
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of employee stock purchases	62	—	(1)	7	—	6
Purchases of treasury stock	(19)	—	—	(2)	—	(2)
Stock-based compensation costs:
Issued awards	84	—	—	—	—	—
Compensation costs included in net loss	—	—	21	—	—	21
Net loss	—	—	—	—	(20)	(20)
Balance as of September 30, 2020	164,403	$2	$9,305	$(1,235)	$3,582	$11,654

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($0.32 per share)	—	—	—	—	(54)	(54)
Exercise of long-term incentive stock options	10	—	(1)	1	—	—
Purchases of treasury stock	(1,594)	—	—	(222)	—	(222)
Stock-based compensation costs:
Issued awards	507	—	—	—	—	—
Compensation costs included in net income	—	—	24	—	—	24
Net income	—	—	—	—	350	350
Balance as of March 31, 2019	168,422	2	9,085	(644)	3,766	12,209
Purchases of treasury stock	(1,349)	—	—	(202)	—	(202)
Stock-based compensation costs:
Issued awards	49	—	—	—	—	—
Compensation costs included in net loss	—	—	38	—	—	38
Net loss	—	—	—	—	(169)	(169)
Balance as of June 30, 2019	167,122	$2	$9,123	$(846)	$3,597	11,876
Dividends declared ($0.44 per share)	—	—	—	—	(73)	(73)
Exercise of long-term incentive stock options and employee stock purchases	54	—	—	6	—	6
Purchases of treasury stock	(1,619)	—	—	(203)	—	(203)
Stock-based compensation costs:
Issued awards	86	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	231	231
Balance as of September 30, 2019	165,643	$2	$9,142	$(1,043)	$3,755	$11,856

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(170)	$412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,243	1,271
Impairment of inventory and other property and equipment	2	34
Exploration expenses, including dry holes	8	6
Deferred income taxes	(8)	127
(Gain) loss on disposition of assets, net	(7)	477
Loss on early extinguishment of debt	27	—
Accretion of discount on asset retirement obligations	7	7
Interest expense	34	4
Derivative-related activity	28	(116)
Amortization of stock-based compensation	54	81
Investment in affiliate valuation adjustment	119	22
South Texas contingent consideration valuation adjustment	42	61
South Texas deficiency fee obligation	69	—
Other	94	96
Change in operating assets and liabilities:
Accounts receivable	371	(47)
Inventories	13	(55)
Other assets	22	(15)
Accounts payable	(164)	1
Interest payable	(37)	(29)
Other liabilities	(201)	(50)
Net cash provided by operating activities	1,546	2,287
Cash flows from investing activities:
Proceeds from disposition of assets	58	82
Proceeds from investments	—	568
Purchase of investments	(1)	—
Additions to oil and gas properties	(1,297)	(2,380)
Additions to other assets and other property and equipment	(102)	(184)
Net cash used in investing activities	(1,342)	(1,914)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	1,091	—
Proceeds from issuance of convertible senior notes	1,323	—
Purchase of derivatives related to issuance of convertible senior notes	(113)	—
Borrowing under credit facility	800	—
Repayment of credit facility	(800)	—
Repayment of senior notes, including tender offer premiums	(1,198)	—
Payments of other liabilities	(162)	(10)
Payments of financing fees, net	(36)	—
Purchases of treasury stock	(174)	(627)
Exercise of long-term incentive plan stock options and employee stock purchases	6	6
Dividends paid	(255)	(54)
Net cash provided by (used in) financing activities	482	(685)
Net increase (decrease) in cash, cash equivalents and restricted cash	686	(312)
Cash, cash equivalents and restricted cash, beginning of period	705	825
Cash, cash equivalents and restricted cash, end of period	$1,391	$513

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results for a full year.
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
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is calculated using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of goodwill and proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of proved, probable and possible reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Impact of the COVID-19 Pandemic. A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.
Adoption of new accounting standards. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). Effective January 1, 2020, the Company adopted ASU 2016-13 prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The impact of the adoption of ASU 2016-13 was not material.
The Company is exposed to credit losses primarily through sales of oil, NGLs, gas and purchased oil and gas. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of the Company's customers. The Company's

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company has considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic in determining its estimate of expected credit losses.

New accounting pronouncements. In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method will no longer be available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. This ASU is applicable to the Company’s 0.25% convertible senior notes due 2025. The Company is assessing the impact the adoption of this ASU will have on its consolidated financial statements.
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
•In May 2019, the Company completed the sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture") to an unaffiliated third party in exchange for total consideration having an estimated fair value of $210 million. The fair value of the consideration included (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. The Company recorded a loss of $525 million associated with the sale.
Contingent Consideration. Per the terms of the purchase and sale agreement, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period prior to the three months ended September 30, 2020. In July 2020, the Company received cash proceeds of $49 million to fully satisfy the South Texas Divestiture contingent consideration. The Company recorded a noncash mark-to-market ("MTM") gain of $22 million and a noncash MTM loss of $42 million to interest and other income to adjust the contingent consideration to its estimated fair value during the three and nine months ended September 30, 2020, respectively. See Note 4, Note 5 and Note 13 for additional information.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determines the fair value of the deficiency fee obligation using a probability weighted present value model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, based on the estimated timing of payments. During the nine months ended September 30, 2020, the Company recorded a charge of $69 million in other expense to increase the Company's forecasted deficiency fee payments as a result of a reduction in planned drilling activities by the buyer of the assets. The estimated remaining deficiency fee obligation

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
was $321 million as of September 30, 2020. See Note 4, Note 10 and Note 14 for additional information.
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
Restricted Cash. As of September 30, 2020, the Company has $66 million deposited in an escrow account to be used to fund future deficiency fee payments. The escrow account balance is included in restricted cash in the consolidated balance sheets as of September 30, 2020. Beginning in 2021, the required escrow balance will decline to $50 million and, to the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023.
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
Restructuring
During the third quarter of 2020, the Company announced a corporate restructuring to reduce its staffing levels to correspond with a planned reduction in future activity levels. The restructuring resulted in approximately 300 employees being involuntarily separated from the Company in October 2020. The Company recorded $74 million of employee-related charges, including $3 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, in other expense in the consolidated statements of operations during the three and nine months ended September 30, 2020. See Note 8 and Note 14 for additional information.
In June 2020, the Company implemented changes to its well services business, including a staffing reduction of approximately 50 employees. The changes were made to more closely align the well services cost structure and headcount with the Company's reduction in expected activity levels as a result of the COVID-19 pandemic's impact on oil prices.
During 2019, the Company implemented a corporate restructuring program to align its cost structure with the needs of a Permian Basin-focused company. The restructuring occurred in three phases (collectively, the "2019 Corporate Restructuring Program") as follows:
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The changes in the Company's total employee-related obligations are as follows:

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Beginning employee-related obligations	$6	$27
Additions (a)	72	133
Cash payments	(7)	(154)
Ending employee-related obligations	$71	$6
______________________
(a)Additions for the nine months ended September 30, 2020 primarily represent employee-related charges associated with the 2020 corporate restructuring of $74 million and the Company's staffing reduction in its well services business of $1 million. Additions for the nine months ended September 30, 2019 primarily represent employee-related charges associated with the 2019 Corporate Restructuring Program of $156 million. Additions exclude $3 million and $23 million of noncash stock based compensation expense for the nine months ended September 30, 2020 and September 30, 2019, respectively. See Note 14 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2020
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$49	$—	$49
Deferred compensation plan assets	68	—	—	68
Investment in affiliate	67	—	—	67
Total assets	135	49	—	184
Liabilities:
Commodity price derivatives	—	65	—	65
	$135	$(16)	$—	$119

	As of December 31, 2019
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$32	$—	$32
Deferred compensation plan assets	85	—	—	85
Investment in affiliate	187	—	—	187
Contingent consideration	—	91	—	91
Total assets	272	123	—	395
Liabilities:
Commodity price derivatives	—	20	—	20
	$272	$103	$—	$375
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
September 30, 2020
(Unaudited)
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of its investment in ProPetro is determined using Level 1 inputs based on observable prices on a major exchange. See Note 11 and Note 13 for additional information.
Contingent consideration. The Company had a right to receive contingent consideration in conjunction with the South Texas Divestiture based on future oil and NGL prices during each of the five years from 2020 to 2024. The fair value of the contingent consideration was determined using Level 2 inputs based on an option pricing model using quoted future commodity prices based on active markets, implied volatility factors and counterparty credit risk assessments. In July 2020, the Company received cash proceeds of $49 million to fully satisfy the South Texas Divestiture contingent consideration receivable. See Note 3, Note 5 and Note 13 for additional information.
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
Other assets. During the nine months ended September 30, 2019, the Company recognized impairment charges of $13 million associated with inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine, and $16 million related to pressure pumping assets, as they had no remaining future economic value. See Note 14 for additional information.
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the 2019 South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. Changes to the Company's forecasted deficiency fee obligation, as a result of the expected impact of the COVID-19 pandemic on the buyer's ability to drill economic wells, resulted in the Company recording a charge of $69 million to other expense during the nine months ended September 30, 2020. The present value of the estimated future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3, Note 10 and Note 14 for additional information.
Proved Properties. The Company performs assessments of its proved oil and gas properties accounted for under the successful efforts method of accounting whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including cash flows from vertically integrated services that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the vertically integrated services. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Based on management's commodity price outlooks as of September 30, 2020, which represent longer-term commodity price outlooks that are developed based on third party future commodity price estimates as of a measurement date ("Management's Price Outlooks"), the Company determined events and circumstances did not indicate that the carrying value of the Company's proved properties were not recoverable.
Goodwill. Goodwill is assessed for impairment whenever it is likely that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
Based on the Company's annual assessment of the fair value of goodwill as of July 1, 2020, the Company determined that its goodwill was not impaired. As of September 30, 2020, there were no material changes in events or circumstances that would warrant a reassessment for impairment.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents (a)	$1,325	$1,325	$631	$631
Restricted cash (a)	$66	$66	$74	$74
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$140	$140	$450	$451
Long-term debt:
Convertible senior notes (b)	$1,088	$1,456	$—	$—
Senior notes (b)	$2,060	$2,168	$1,839	$1,995
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
NOTE 5. Derivative Financial Instruments
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, and (ii) support the Company's capital budgeting and expenditure plans. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The Company's outstanding oil derivative contracts as of September 30, 2020 and the weighted average oil prices per barrel for those contracts are as follows:

	2020	Year Ending December 31, 2021
	Fourth Quarter
Brent collar contracts with short puts: (a)
Volume per day (Bbl)	115,500	—
Price per Bbl:
Ceiling	$69.78	$—
Floor	$62.06	$—
Short put	$53.56	$—
Brent swap contracts:
Volume per day (Bbl)	155,200	—
Price per Bbl	$36.47	$—
Brent call contracts sold:
Volume per Bbl (b)	—	20,000
Price per Bbl	$—	$69.74
Brent collar contracts with short puts:
Volume per day (Bbl) (c)	30,000	96,000
Price per Bbl:
Ceiling	$43.09	$50.61
Floor	$34.83	$44.79
Short put	$24.83	$34.88
______________________
(a)Represents collar contracts with short puts that were entered into prior to March 2020. During and subsequent to March 2020, the Company entered into incremental swap contracts and collar contracts with short puts to provide additional downside price protection for its 2020 volumes.
(b)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
(c)Subsequent to September 30, 2020, the Company liquidated certain 2021 Brent collar contracts with short puts totaling 6,000 Bbls per day for cash proceeds of $241 thousand.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of September 30, 2020, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The Company's outstanding gas derivative contracts as of September 30, 2020 and the weighted average gas prices per MMBtu for those contracts are as follows:

	2020	Year Ending December 31, 2021
	Fourth Quarter
NYMEX swap contracts:
Volume per day (MMBtu)	16,739	152,466
Price per MMBtu	$2.43	$2.66
NYMEX collar contracts:
Volume per day (MMBtu)	—	150,000
Price per MMBtu:
Ceiling	$—	$3.15
Floor	$—	$2.50
Basis swap contracts:
Permian Basin index swap volume per day (MMBtu) (a)	16,739	2,466
Price differential ($/MMBtu)	$(1.59)	$(1.46)
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells its Permian Basin gas and the NYMEX index prices used in swap contracts.

Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that was not designated as a hedging instrument. Prior to its settlement in July 2020, the contingent consideration valuation was based on forecasted oil and NGL prices during each of the five years from 2020 to 2024. See Note 3, Note 4 and Note 13 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of September 30, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$49	$—	$49
Liabilities:
Commodity price derivatives	Derivatives - current	$51	$—	$51
Commodity price derivatives	Derivatives - noncurrent	$14	$—	$14

As of December 31, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$32	$—	$32
Contingent consideration	Other assets - noncurrent	$91	$—	$91
Liabilities:
Commodity price derivatives	Derivatives - current	$12	$—	$12
Commodity price derivatives	Derivatives - noncurrent	$8	$—	$8
Gains and losses on derivative contracts are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$(57)	$121	$82	$150
Interest rate derivatives	Derivative gain (loss), net	$—	$—	$(22)	$—
Contingent consideration	Interest and other income (loss), net	$22	$(48)	$(42)	$(61)
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The changes in capitalized exploratory well costs are as follows:

Nine Months Ended September 30, 2020

(in millions)
Beginning capitalized exploratory well costs	$660
Additions to exploratory well costs pending the determination of proved reserves	975
Reclassification due to determination of proved reserves	(1,131)
Ending capitalized exploratory well costs	$504
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of September 30, 2020	As of December 31, 2019

	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$501	$660
More than one year	3	—
	$504	$660
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year (a)	1	—
______________________
(a)The one exploratory well that has been suspended for a period greater than one year is scheduled to be completed during the first half of 2021.
NOTE 7. Long-term Debt
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of September 30, 2020	As of December 31, 2019

	(in millions)
Outstanding debt principal balances:
7.50% senior notes due 2020	$—	$450
3.45% senior notes due 2021	140	500
3.95% senior notes due 2022	244	600
0.25% convertible senior notes due 2025	1,323	—
4.45% senior notes due 2026	500	500
7.20% senior notes due 2028	241	250
1.90% senior notes due 2030	1,100	—
	3,548	2,300
Issuance costs and discounts	(260)	(11)
Total debt	3,288	2,289
Less current portion of long-term debt	(140)	(450)
Long-term debt	$3,148	$1,839
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion. The Credit Facility has a maturity date in October 2023. As of September 30, 2020, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of 0.25% convertible senior notes due 2025 (the "Convertible Notes"). The Convertible Notes bear a fixed interest rate of 0.25% per year with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
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
•upon notice of redemption by the Company; or
•upon the occurrence of specified corporate events, including certain consolidations or mergers.
On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The Company may not redeem the Convertible Notes prior to May 20, 2023, and after such date, may redeem the Convertible Notes only if the last reported sale price of the Company's common stock has been at least 130 percent of the Conversion Price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price is equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
The Company bifurcated the Convertible Notes into a debt and equity component at issuance. The value assigned to the debt component was the estimated fair value, as of the issuance date, of an equivalent senior note without the conversion feature. The difference between the cash proceeds and the estimated fair value, representing the value assigned to the equity component, was recorded as a debt discount. The Company measured the debt component at fair value by utilizing a discounted cash flow model. This model utilized observable inputs such as the contractual interest rate and repayment terms, the risk-free interest rate, benchmark forward yield curves and the average term-yield on the Company's existing non-convertible debt.
The principal amount and related unamortized issuance costs and discount on the Convertible Notes are as follows:

As of September 30, 2020
(in millions)
Principal amount of Convertible Notes	$1,323
Unamortized issuance costs and discount on Convertible Notes (a)	(235)
Net carrying value	$1,088
______________________
(a)Amortized to interest expense at an effective interest rate of 4.3% over five years.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The interest costs recognized on the Convertible Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Contractual interest coupon	$1	$—	$1	$—
Amortization of debt discount and issuance costs	12	—	19	—
	$13	$—	$20	$—
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
Senior notes. During August 2020, the Company issued $1.1 billion of 1.90% senior notes due August 15, 2030 and received proceeds, net of $19 million of issuance costs and discounts, of $1.08 billion. The notes bear an annual interest rate of 1.90 percent and interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
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
The Company's 3.45% senior notes, with a debt principal balance of $140 million, will mature in January 2021. The 3.45% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheet as of September 30, 2020.
Credit agreement. On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. In May 2020, the Company terminated the 364-Day Credit Agreement in conjunction with the issuance of the Convertible Notes. During the nine months ended September 30, 2020, the Company recognized a $2 million loss on the early extinguishment of debt in other expense in the consolidated statements of operations for unamortized deferred financing costs associated with the 364-Day Credit Agreement. See Note 14 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
NOTE 8. Incentive Plans
Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Restricted stock - Equity Awards	$15	$14	$37	$65
Restricted stock - Liability Awards (a)	4	2	7	14
Performance unit awards	6	5	15	15
Employee stock purchase plan	—	—	2	1
	$25	$21	$61	$95
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of September 30, 2020 and December 31, 2019, accounts payable – due to affiliates included $5 million and $11 million, respectively, of liabilities attributable to Liability Awards.
As of September 30, 2020, there was $98 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $17 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Nine Months Ended September 30, 2020
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	824,193	246,851	116,215	121,953
Awards granted	383,771	135,176	132,621	—
Awards forfeited	(12,438)	(5,257)	—	—
Awards vested (a)	(319,203)	(102,588)	(4,735)	—
Options exercised	—	—	—	(7,728)
Ending incentive compensation awards	876,323	274,182	244,101	114,225
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards, performance units and stock options that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Nine Months Ended September 30, 2020
(in millions)
Beginning asset retirement obligations	$191
New wells placed on production	2
Changes in estimates (a)	(3)
Liabilities settled	(30)
Accretion of discount	7
Ending asset retirement obligations	167
Less current portion of asset retirement obligations	(32)
Asset retirement obligations - noncurrent	$135
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
Environmental. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Environmental expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities for expenditures that will not qualify for capitalization are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement or the remediation occurs.
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of September 30, 2020 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
such as firm transportation agreements or gathering and processing arrangements. The Company does not recognize a liability if the fair value of the obligation is immaterial and the likelihood of making payments under these guarantees is remote.
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $460 million as of September 30, 2020. The Company's estimated deficiency fee obligation as of September 30, 2020 is $321 million, of which $131 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $71 million is included in noncurrent other assets in the consolidated balance sheets. The Company has credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $80 million as of September 30, 2020. The Company has received credit support for the commitments of up to $50 million. The Company paid $9 million in gas transportation fees associated with the transferred commitment for the nine months ended September 30, 2020 and was fully reimbursed.
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
The changes in contract obligations are as follows:

Nine Months Ended September 30, 2020
(in millions)
Beginning contract obligations	$468
Liabilities settled	(182)
Accretion of discount	10
Changes in estimate (a)	64
Ending contract obligations	$360
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Transactions and balances with ProPetro are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Pressure pumping and related services charges (a)	$21	$134	$163	$401
____________________
(a)Includes $6 million and $35 million of idle frac fleet fees for the three and nine months ended September 30, 2020, respectively.

	As of September 30, 2020	As of December 31, 2019

	(in millions)
Accounts receivable - due from affiliate (a)	$—	$3
Accounts payable - due to affiliate (b)	$39	$88
____________________
(a)Represents employee-related charges that were reimbursed by ProPetro.
(b)Represents pressure pumping and related services provided by ProPetro as part of a long-term service agreement.

The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Six Months Ended June 30,
	2020	2019

	(in millions)
Revenue - Service revenue	$501	$1,076
Cost of services (exclusive of depreciation and amortization)	$369	$768
Net income (loss)	$(34)	$106

NOTE 12. Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs and gas are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGLs and gas sales generally fluctuate similar to changes in the relevant market index prices.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Oil sales	$724	$1,068	$2,101	$3,032
NGL sales	129	116	344	373
Gas sales	69	51	172	162
Total oil and gas sales	922	1,235	2,617	3,567
Sales of purchased oil	934	1,166	2,373	3,455
Sales of purchased gas	1	5	18	8
Total sales of purchased oil and gas	935	1,171	2,391	3,463
Total revenue from contracts with purchasers	$1,857	$2,406	$5,008	$7,030
As of September 30, 2020 and December 31, 2019, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $602 million and $968 million, respectively.
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Interest income	$—	$3	$3	$15
Deferred compensation plan income	6	4	3	10
Seismic data sales	—	5	2	5
Severance and sales tax refunds	—	6	—	6
Contingent consideration fair value adjustment (Note 3 and Note 4)	22	(48)	(42)	(61)
Investment in affiliate fair value adjustment (Note 4)	(18)	(193)	(119)	(22)
Other	3	1	8	5
	$13	$(222)	$(145)	$(42)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Restructuring charges (Note 3)	$74	$1	$75	$159
South Texas deficiency fee obligation (Note 4)	—	—	69	—
Termination and idle drilling and frac equipment charges (a)	16	5	69	18
Loss on early extinguishment of debt (Note 7)	—	—	27	—
Transportation commitment charges (b)	4	5	12	70
Legal and environmental charges	2	4	7	12
Asset impairment (Note 4)	—	4	1	34
Vertical integration services (income) loss, net (c)	(2)	1	(1)	19
Asset divestiture-related charges (Note 3)	—	4	—	28
Accelerated depreciation (Note 3)	—	—	—	23
Other	4	8	14	27
	$98	$32	$273	$390
____________________
(a)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(b)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(c)Vertical integration services (income) loss represents net margins (attributable to third party working interest owners) that result from Company-provided well service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. During the nine months ended September 30, 2019, the Company incurred incremental winding down operating expenses associated with the sale of its pressure pumping services assets and incurred decommissioning operating expenses related to the decommissioning of the Company's Brady sand mine. The components of the vertical integration services net margins are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Gross revenues	$11	$25	$36	$89
Gross costs and expenses	$9	$26	$35	$108

NOTE 15. Income Taxes
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's current year tax provision or the Company's consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Current tax benefit (provision)	$(1)	$—	$10	$—
Deferred tax benefit (provision)	(3)	(72)	8	(127)
Income tax benefit (provision)	$(4)	$(72)	$18	$(127)
Effective tax rate	(26%)	24%	10%	24%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. statutory rate of 21 percent primarily due to state income taxes and equity compensation.
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of September 30, 2020 and December 31, 2019, the Company had unrecognized tax benefits ("UTBs") of $39 million for each respective period as a result of research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. The Company expects to substantially resolve the uncertainties associated with the UTBs within the next twelve months.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of September 30, 2020, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net income (loss) attributable to common stockholders	$(20)	$231	$(170)	$412
Participating share-based earnings	—	(1)	—	(2)
Basic and diluted net income (loss) attributable to common stockholders	$(20)	$230	$(170)	$410

Basic and diluted weighted average shares outstanding	165	167	165	168
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Shares repurchased are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Share repurchases (a)	$—	$200	$160	$600
______________________
(a)The Company did not repurchase any shares during the three months ended September 30, 2020 and repurchased 1,511,930 shares during the nine months ended September 30, 2020 under the share repurchase program, as compared to 1,594,447 and 4,368,290 shares for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Parsley Energy Acquisition. On October 20, 2020, the Company and Parsley Energy, Inc. ("Parsley") announced that they have entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Pioneer will acquire all of the outstanding shares of Parsley and units of Parsley Energy, LLC ("Parsley LLC") in an all-stock transaction (the "Parsley Acquisition"). Under the terms of the agreement, Parsley Class A common stockholders and Parsley LLC unitholders will receive a fixed exchange ratio of 0.1252 shares of Pioneer common stock for each share of Parsley Class A common stock and Parsley LLC unit owned. The total value for the transaction, inclusive of Parsley debt to be assumed by Pioneer, was approximately $7.6 billion as of October 19, 2020. Parsley is considered a related party as Bryan Sheffield, Parsley's Executive Chairman and one of Parsley's largest stockholders, is the son of Scott Sheffield, President and CEO of the Company.
The closing of the Parsley Acquisition is conditioned on certain customary conditions, including the receipt of required approvals of the Company’s and Parsley's stockholders, the satisfaction of certain regulatory approvals, and the effectiveness of the registration statement on Form S-4, containing a joint proxy statement/prospectus, relating to the shares of the Company's common stock issuable as consideration for the Parsley Acquisition.
The Merger Agreement also provides the Company and Parsley the right to terminate the Merger Agreement under certain circumstances. Should certain unanticipated events occur under specified circumstances outlined in the Merger Agreement, the Company could be required to pay Parsley a $270 million termination fee or $90 million expense reimbursement fee or Parsley could be required to pay the Company a $135 million termination fee or $45 million expense reimbursement fee.
Upon completion of the transaction, Pioneer currently expects to issue approximately 52 million shares of common stock to the Parsley stockholders, with existing Pioneer stockholders owning approximately 76 percent of the combined company and existing Parsley stockholders owning approximately 24 percent of the combined company. In addition, the board of directors of the Company will be expanded to 13 directors, including two directors from Parsley as mutually agreed upon by the Company and Parsley.
The Parsley Acquisition is expected to close in the first quarter of 2021.

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
Employee Health and Safety. The Company has taken steps to keep its employees safe in light of the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, and other governmental and regulatory authorities.
Expense Management. With the reduction in revenue, the Company has implemented, and will continue to evaluate other cost saving initiatives, including:
•Continuing to optimize drilling, completion and operational efficiencies, resulting in lower well costs and operating costs per unit of production.
•Reducing general and administrative and other overhead related costs through:
◦implementing a corporate restructuring to reduce the Company's staffing levels to correspond with a planned reduction in future activity levels resulting in approximately 300 employees being involuntarily separated from the Company;
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
•Increased the Company's cash position by issuing $1.1 billion of 1.90% senior notes due August 15, 2030.
•Refinanced a significant portion of the Company's debt by issuing $1.3 billion of 0.25% convertible senior notes due May 15, 2025, combined with completing a cash tender offer for $725 million of senior notes prior to their stated maturities and repaying $800 million of outstanding borrowings on its revolving corporate credit facility (the "Credit Facility"). The effects of these transactions include:
◦lowering the Company's future cash interest expense on long-term debt;
◦extending the Company's debt maturities; and
◦increasing access to liquidity on the Company's Credit Facility by $800 million (as of September 30, 2020, the Company had no borrowings outstanding under its $1.5 billion Credit Facility).
•Adjusted the Company's derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.
The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the health and economic impacts of COVID-19 continue to evolve.

PIONEER NATURAL RESOURCES COMPANY
Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2020 included the following highlights:
•Net loss attributable to common stockholders for the three months ended September 30, 2020 was $20 million ($0.12 per diluted share) as compared to net income of $231 million ($1.38 per diluted share) for the same period in 2019. The primary components of the $251 million decrease in earnings attributable to common stockholders include:
•a $313 million decrease in oil and gas revenues due to a 26 percent decrease in average realized commodity prices per BOE, partially offset by a one percent increase in daily sales volumes due to the Company's successful horizontal drilling program in the Permian Basin;
•a $178 million decrease in net derivative results, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $109 million decrease in net sales of purchased oil and gas primarily due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales;
•a $66 million increase in other expense, primarily due to $74 million of employee-related charges associated with the Company's 2020 corporate restructuring; and
•an $18 million decrease in net gain on disposition of assets, primarily due to recognizing a gain of $26 million associated with the sale of non-core Permian acreage during the three months ended September 30, 2019;
partially offset by:
•a $235 million increase in net interest and other income (loss), primarily due to (i) noncash losses attributable to the decrease in the fair value of the Company's investment in affiliate of $18 million during the three months ended September 30, 2020 as compared to $193 million for the same period in 2019 and (ii) a $22 million noncash increase in the fair value of the divestiture contingent consideration associated with the divestiture of the Company's Eagle Ford assets and other remaining South Texas assets in May 2019 (the "South Texas Divestiture") for the three months ended September 30, 2020 as compared to a $48 million noncash decrease in the fair value of the divestiture contingent consideration during the three months ended September 30, 2019;
•an $87 million decrease in production costs, including taxes, primarily attributable to (i) the Company's initiatives to reduce production costs and (ii) the reduction in production taxes as a result of the aforementioned 26 percent decrease in average realized commodity prices per BOE;
•a $68 million decrease in the Company's income tax provision due to the decrease in earnings during the three months ended September 30, 2020 as compared to the same period in 2019;
•a $45 million decrease in DD&A expense, primarily due to additions of proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program; and
•an $8 million decrease in general and administrative expense primarily due to the effect of the Company's reduction of overhead related costs through voluntary salary reductions by the Company's officers and board of directors, reductions in estimated cash incentive compensation, benefit reductions and other cash cost reductions.
•During the three months ended September 30, 2020, average daily sales volumes increased by one percent to 354,968 BOEPD, as compared to 350,725 BOEPD during the same period in 2019, due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
•Average oil prices per Bbl decreased during the three months ended September 30, 2020 to $39.22 as compared to $53.93 for the same period in 2019. Average NGL per Bbl and gas per Mcf prices increased to $16.93 and $1.74, respectively, during the three months ended September 30, 2020 as compared to $16.81 and $1.54, respectively, for the same period in 2019.
•Cash provided by operating activities decreased during the three months ended September 30, 2020 to $391 million as compared to $895 million for the same period in 2019. The decrease was primarily due to (i) a $344 million reduction in the Company's oil revenues as a result of the aforementioned decrease in oil prices, (ii) a $109 million decrease in net sales of purchased oil and gas due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales and (iii) $105 million of cash used in derivative activities, partially offset by the Company's 2020 cost reduction initiatives in response to the COVID-19 pandemic and working capital changes.

PIONEER NATURAL RESOURCES COMPANY
•As of September 30, 2020 and December 31, 2019, the Company's net debt to book capitalization was 14 percent and 12 percent, respectively.
 Fourth Quarter 2020 Outlook
The fourth quarter is likely to continue to offer a high degree of uncertainty and market disruption. The extent to which the Company's future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic recovery, additional actions by businesses, OPEC and other cooperating countries, and governments in response to the pandemic, economic downturn and decline in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand.
Based on current estimates, the Company expects the following operating and financial results for the fourth quarter of 2020:

Three Months Ending December 31, 2020
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	355 - 370
Average daily oil production (MBO)	197 - 207
Production costs per BOE	$6.25 - $7.75
DD&A per BOE	$11.75 - $13.75
Exploration and abandonments expense	$5 - $15
General and administrative expense	$56 - $66
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$35 - $40
Other expense	$20 - $30
Cash flow impact from firm transportation (a)	$(80) - $(40)
Current income tax provision	$<5
Effective tax rate	<21%
______________________
(a)The cash flow impact from firm transportation is primarily based on the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cashflow impact attributable to its firm transportation commitments.
For 2020, the Company expects annual oil production to average 209,000 to 211,000 barrels per day and total production of 365,000 to 369,000 BOEs per day.
Parsley Acquisition
On October 20, 2020, the Company and Parsley announced that they have entered into a Merger Agreement under which Pioneer will acquire all of the outstanding shares of Parsley and units of Parsley LLC in an all-stock transaction (the "Parsley Acquisition"). Under the terms of the Merger Agreement, Parsley Class A common stockholders and Parsley LLC unitholders will receive a fixed exchange ratio of 0.1252 shares of Pioneer common stock for each share of Parsley Class A common stock and Parsley LLC unit owned. The total value for the transaction, inclusive of Parsley debt to be assumed by Pioneer, was approximately $7.6 billion as of October 19, 2020. The Parsley Acquisition is expected to close in the first quarter of 2021. Closing of the Parsley Acquisition is conditioned on certain customary conditions, including the receipt of required approvals of the Company’s and Parsley's stockholders, the satisfaction of certain regulatory approvals, and the effectiveness of the registration statement on Form S-4, containing a joint proxy statement/prospectus, relating to the shares of the Company's common stock issuable as consideration for the Parsley Acquisition. See Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Nine Months Ended September 30, 2020
Oil (Bbls)	212,718
NGL (Bbls)	85,707
Gas (Mcf)	418,547
Total (BOE)	368,183
The Company's liquids production was 81 percent of total production on a BOE basis for the nine months ended September 30, 2020.
Costs incurred are as follows:

Nine Months Ended September 30, 2020
(in millions)
Unproved property acquisitions	$6
Exploration/extension costs	977
Development costs	125
Asset retirement obligations	(3)
$1,105

Development and exploration/extension drilling activity is as follows:

	Nine Months Ended September 30, 2020
	Development	Exploration/Extension
Beginning wells in progress	5	234
Wells spud	4	170
Successful wells	(7)	(191)
Ending wells in progress	2	213
The Company is currently operating eight drilling rigs and four frac fleets in the Spraberry/Wolfcamp field. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.
During the nine months ended September 30, 2020, the Company successfully completed 155 horizontal wells in the northern portion of the play and 43 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 40 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 25 percent were Wolfcamp B interval wells and the remaining 35 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the play, the majority of the wells placed on production were Wolfcamp A and B interval wells.

PIONEER NATURAL RESOURCES COMPANY
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Oil (Bbls)	200,670	215,204	(7%)	212,718	209,666	1%
NGL (Bbls)	82,614	74,814	10%	85,707	69,682	23%
Gas (Mcf)	430,106	364,240	18%	418,547	360,939	16%
Total (BOEs)	354,968	350,725	1%	368,183	339,504	8%
The increase in average daily BOE sales volumes for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. The increase in NGL and gas volumes primarily reflects new processing facilities and takeaway capacity being placed into service during 2019 and 2020 and increased recovery rates for NGLs. The decrease in oil volumes for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the Company's reduced drilling and completion activity and proactively curtailing lower-margin, higher-cost vertical well production in the current commodity price environment.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Oil per Bbl	$39.22	$53.93	(27%)	$36.05	$52.97	(32%)
NGL per Bbl	$16.93	$16.81	1%	$14.64	$19.61	(25%)
Gas per Mcf	$1.74	$1.54	13%	$1.50	$1.64	(9%)
Total per BOE	$28.22	$38.28	(26%)	$25.94	$38.48	(33%)
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
The net effects of third party purchases and sales of oil and gas are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Sales of purchased oil and gas	$935	$1,171	$(236)	$2,391	$3,463	$(1,072)
Purchased oil and gas	998	1,125	(127)	2,598	3,184	(586)
Net effect on earnings	$(63)	$46	$(109)	$(207)	$279	$(486)
The decrease in net sales of purchased oil and gas for both the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to (i) a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, which was subsequently sold in February 2020 and March 2020, respectively, at lower prices (this oil inventory is sold in the following month at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices)) and (ii) a decrease in 2020 downstream oil margins on the Company's Gulf Coast refinery and export sales.

PIONEER NATURAL RESOURCES COMPANY
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Interest and other income (loss), net	$13	$(222)	$235	$(145)	$(42)	$(103)
The $235 million increase in net interest and other income (loss) for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to (i) a noncash loss of $18 million attributable to the decrease in fair value of the Company's investment in affiliate during the three months ended September 30, 2020 as compared to a noncash loss of $193 million for the same period in 2019 and (ii) a $22 million noncash gain attributable to a change in the fair value of the divestiture contingent consideration associated with the 2019 South Texas Divestiture for the three months ended September 30, 2020 as compared to a $48 million noncash loss for the same period in 2019 attributable to the change in fair value of divestiture contingent consideration associated with the South Texas Divestiture. The $103 million decrease in net interest and other income (loss) during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a noncash loss of $119 million attributable to the decrease in fair value of the Company's investment in affiliate during the nine months ended September 30, 2020 as compared to a noncash loss of $22 million for the same period in 2019.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash derivative gain (loss), net	$24	$97	$(73)	$(28)	$116	$(144)
Cash receipts (payments) on settled derivative instruments, net	(81)	24	(105)	88	34	54
Derivative gain (loss), net	$(57)	$121	$(178)	$60	$150	$(90)
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, and (ii) support the Company's capital budgeting and expenditure plans. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
Commodity derivative settlements and the related price impact (per Bbl or Mcf) are as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Net cash payments	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts (payments) (a)	$(36)	$(1.93)	per Bbl	$124	$2.12	per Bbl
Gas derivative payments	(2)	$(0.04)	per Mcf	(2)	$(0.02)	per Mcf
Total net commodity derivative receipts (payments)	$(38)			$122
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2021 Brent collar contracts with short puts for cash payments of $43 million during the three months ended September 30, 2020 and certain of the Company's 2020 and 2021 Brent collar contracts with short puts for cash payments of $11 million during the nine months ended September 30, 2020.

PIONEER NATURAL RESOURCES COMPANY

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
Gain (loss) on disposition of assets, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Gain (loss) on disposition of assets, net	$2	$20	$(18)	$7	$(477)	$484
The decrease in gain on disposition of assets for the three months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to the sale of certain vertical wells and approximately 1,400 undeveloped acres in Martin County of the Permian Basin in July 2019. The increase in gain (loss) on disposition of assets for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a loss of $525 million associated with the South Texas Divestiture in 2019. The loss was partially offset by a gain of $57 million associated with the sale of certain vertical wells and approximately 3,300 undeveloped acres in Martin County of the Permian Basin acres in June and July 2019.
Oil and gas production costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Oil and gas production costs	$163	$227	$(64)	$506	$667	$(161)
Oil and gas production costs per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Lease operating expense per BOE (a)	$3.00	$4.49	(33%)	$3.03	$4.84	(37%)
Gathering, processing and transportation expense per BOE (b)	2.55	2.17	18%	2.48	2.14	16%
Workover costs per BOE (a)	0.19	0.68	(72%)	0.24	0.80	(70%)
Net natural gas plant income per BOE (c)	(0.75)	(0.31)	142%	(0.74)	(0.59)	25%
	$4.99	$7.03	(29%)	$5.01	$7.19	(30%)
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
The decrease in lease operating expense per BOE for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily attributable to the Company's initiatives to reduce production costs. The decrease in lease operating expense per BOE for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily attributable to (i) the Company's initiatives to reduce production costs and (ii) the sale of the Company's South Texas

PIONEER NATURAL RESOURCES COMPANY
assets, which were divested in May 2019, and had a higher lease operating expense per BOE than the Company's Permian Basin assets. The increase in gathering, processing and transportation expense per BOE for the same respective periods, was primarily due to a higher proportion of processing, transportation and fractionation costs attributable to increased NGL recoveries and new pipeline takeaway capacity for the Company's gas and NGL production. The decrease in workover costs per BOE was primarily due to reduced workover activity as a result of lower commodity prices being realized in 2020, which has reduced the economic benefit of repairing many of the Company's marginal vertical wells. The increase in net natural gas plant income per BOE for the three and nine months ended September 30, 2020, as compared to the same respective periods in 2019, is primarily attributable to new processing facilities brought online in 2019 and 2020 that resulted in higher NGL recoveries and reduced plant operating expenses.
Production and ad valorem taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Production and ad valorem taxes	$63	$86	$(23)	$182	$223	$(41)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Production taxes per BOE	$1.20	$1.71	(30%)	$1.11	$1.73	(36%)
Ad valorem taxes per BOE	0.70	0.96	(27%)	0.69	0.68	1%
	$1.90	$2.67	(29%)	$1.80	$2.41	(25%)
The decrease in production taxes per BOE for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to the decrease in oil prices. The decrease in ad valorem taxes per BOE for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the 2019 annual estimate recorded in the three months ended September 30, 2019.
Depletion, depreciation and amortization ("DD&A") expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Depletion, depreciation and amortization	$393	$438	$(45)	$1,243	$1,271	$(28)
Total DD&A and depletion expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
DD&A per BOE	$12.04	$13.57	(11%)	$12.32	$13.71	(10%)
Depletion expense per BOE	$11.38	$12.82	(11%)	$11.68	$12.92	(10%)
The decrease in DD&A per BOE and depletion expense per BOE was primarily due to additions of proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

PIONEER NATURAL RESOURCES COMPANY
Exploration and abandonments expense. Geological and geophysical costs, exploratory/extension dry hole expenses and lease abandonments and other exploration expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Geological and geophysical	$10	$10	$—	$26	$41	$(15)
Exploratory/extension well costs	—	1	(1)	—	4	(4)
Leasehold abandonments and other	6	—	6	9	1	8
	$16	$11	$5	$35	$46	$(11)
The decrease in geological and geophysical costs for the nine months ended September 30, 2020, as compared to the same period in 2019, was due to a decrease in geological and geophysical personnel costs as a result of the corporate restructuring program initiated in March 2019 to align the Company's cost structure with the needs of a Permian Basin-focused company. The increase in leasehold abandonment costs for the three and nine months ended September 30, 2020, as compared to the same time periods in 2019, was primarily due to the abandonment of certain unproved properties that the Company no longer plans to drill before the leases expire.
During the nine months ended September 30, 2020, the Company drilled and evaluated 191 exploration/extension wells, of which 100% were successfully completed as discoveries. During the same period in 2019, the Company drilled and evaluated 210 exploration/extension wells, 209 of which were successfully completed as discoveries.
General and administrative expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash general and administrative expense	$15	$12	$3	$30	$41	$(11)
Cash general and administrative expense	49	60	(11)	150	205	(55)
	$64	$72	$(8)	$180	$246	$(66)
Total general and administrative expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Noncash general and administrative expense per BOE	$0.47	$0.38	24%	$0.30	$0.44	(32%)
Cash general and administrative expense per BOE	1.49	1.86	(20%)	1.49	2.22	(33%)
	$1.96	$2.24	(13%)	$1.79	$2.66	(33%)
The change in noncash general and administrative expense for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, is primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
The decrease in cash general and administrative expense for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in corporate costs (primarily salaries, bonuses and benefits) as a result of the Company's aforementioned 2020 cost reduction initiatives in response to the COVID-19 pandemic. The decrease in cash general and administrative expense for the nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to a decrease in corporate headcount and costs as a result of the Company's 2019 Corporate Restructuring Program, combined with the aforementioned 2020 cost reduction initiatives in response to the COVID-19 pandemic.
See Note 3 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
 Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Noncash interest expense	$16	$1	$15	$34	$4	$30
Cash interest expense	18	28	(10)	60	84	(24)
	$34	$29	$5	$94	$88	$6
The increase in noncash interest expense during the three and nine months ended September 30, 2020, as compared to the same respective periods in 2019, was primarily due to (i) $4 million and $13 million of accretion for the three and nine months ended September 30, 2020, respectively, associated with the Company's corporate headquarters that was capitalized as a finance lease in November 2019 and (ii) $11 million and $18 million of amortization associated with the discount attributable to the issuance of the Convertible Notes during the three and nine months ended September 30, 2020, respectively.
The decrease in cash interest expense during the three and nine months ended September 30, 2020, as compared to the same respective periods in 2019, was primarily due to the repayment of the 7.50% senior notes that matured in January 2020 and the partial repayment of the 3.45%, 3.95% and 7.20% senior notes in May 2020 as a result of the Company's tender offer. The decrease was partially offset by the issuance of the 0.25% Convertible Notes in May 2020 and 1.90% senior notes in August 2020.
The weighted average interest rate on the Company's indebtedness for the nine months ended September 30, 2020 was 4.4 percent, as compared to 5.3 percent for the same period in 2019. The weighted average cash interest rate on the Company's indebtedness for the nine months ended September 30, 2020 was 3.2 percent, as compared to 5.1 percent for the same period in 2019. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Other expense	$98	$32	$66	$273	$390	$(117)
The increase in other expense during the three months and decrease during the nine months ended September 30, 2020, as compared to the same respective periods in 2019, was primarily due to the following:
•$16 million and $69 million of idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges for the three and nine months ended September 30, 2020, respectively;
•$74 million and $75 million of employee-related charges associated with the 2020 corporate restructuring and the Company's staffing reduction in its well services for the three and nine months ended September 30, 2020, respectively;
•$27 million of early extinguishment of debt charges for the nine months ended September 30, 2020 associated with the Company's refinancing activities during the second quarter of 2020; and
•a $69 million charge for estimated deficiency payments related to the Company's South Texas Divestiture for the nine months ended September 30, 2020; as compared to
•$1 million and $159 million of corporate restructuring charges associated with the 2019 Corporate Restructuring Program for the three and nine months ended September 30, 2019, respectively;
•$5 million and $70 million of firm transportation payments on excess pipeline capacity commitments for the three and nine months ended September 30, 2019, respectively;
•$4 million and $28 million of estimated employee severance costs primarily associated with the South Texas Divestiture for the three and nine months ended September 30, 2019; and

PIONEER NATURAL RESOURCES COMPANY
•$57 million of other property and equipment impairment charges, winding down operating expense and other charges associated with decommissioning the Company's Brady, Texas sand mine and pressure pumping asset sale during the nine months ended September 30, 2019.
See Note 3, Note 7 and Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(in millions)
Income tax benefit (provision)	$(4)	$(72)	$68	$18	$(127)	$145
Effective tax rate	(26%)	24%	(50%)	10%	24%	(14%)
The change in income tax benefit (provision) during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to a $319 million and $727 million decrease, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. statutory rate of 21 percent primarily due to state income taxes and equity compensation. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its Credit Facility that matures in October 2023, unless extended, (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets.
As of September 30, 2020, the Company had no outstanding borrowings under its Credit Facility, leaving approximately $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2020. The Company also had unrestricted cash on hand of $1.3 billion as of September 30, 2020.
The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases, (v) working capital obligations and (vi) non-recurring costs associated with the Parsley Acquisition. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its revised 2020 planned capital expenditures, dividend payments and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
2020 capital budget. In response to the uncertainty regarding the potential duration and impact to the Company caused by the COVID-19 pandemic, the Company has reduced its capital budget for 2020 from a range of $3.15 billion to $3.45 billion to a range of $1.4 billion to $1.6 billion, consisting of $1.3 billion to $1.5 billion for drilling and completion related activities, including tank batteries and salt water disposal facilities, and $100 million for water infrastructure. The Company's capital expenditures for the nine months ended September 30, 2020 were $1.1 billion. The 2020 capital budget and actual capital expenditures for the nine months ended September 30, 2020 exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.

PIONEER NATURAL RESOURCES COMPANY
Capital resources. Cash flows from operating, investing and financing activities are summarized below.

	Nine Months Ended September 30,
	2020	2019	Change

	(in millions)
Net cash provided by operating activities	$1,546	$2,287	$(741)
Net cash used in investing activities	$(1,342)	$(1,914)	$(572)
Net cash provided by (used in) financing activities	$482	$(685)	$(1,167)
Operating activities. The decrease in net cash flow provided by operating activities for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to (i) decreases in the Company's oil and NGL revenues as a result of decreases in commodity prices and (ii) a $486 million decrease in net sales of purchased oil and gas due to a decrease in downstream oil margins on the Company's Gulf Coast refinery and export sales, partially offset by (i) the Company's overall lower cost structure due to the 2019 Corporate Restructuring Program and the Company's 2020 cost reduction initiatives in response to the COVID-19 pandemic and (ii) $54 million of incremental cash provided by derivatives.
Investing activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to decreases in additions to oil and gas properties and additions to other assets and other property and equipment of $1.1 billion and $82 million, respectively. The reduction in 2020 investing activities reflects the Company's reduced capital budget and cost reduction efforts, partially offset by a decrease in proceeds from the sale of investments and the disposition of assets of $568 million and $24 million, respectively, during the nine months ended September 30, 2020, as compared to the same period in 2019.
Financing activities. The Company's significant financing activities are as follows:
•2020: The Company (i) received $1.1 billion from the issuance of 1.90% senior notes, net of issuance costs and discounts, (ii) received $1.3 billion from the issuance of the Convertible Notes, net of issuance fees, (iii) paid $113 million to enter into the Capped Call transactions associated with the Convertible Notes issuance, (iv) paid an aggregate total of $748 million associated with the early repayment of a portion of the 3.45% senior notes, 3.95% senior notes and 7.20% senior notes, (v) repaid $450 million associated with the maturity of its 7.50% senior notes in January 2020, (vi) paid dividends of $255 million, (vii) purchased $174 million of treasury stock and (viii) paid $162 million of other liabilities.
•2019: The Company purchased $627 million of treasury stock and paid $54 million in dividends.
Dividends/distributions. During the nine months ended September 30, 2020, the Company paid dividends of $255 million and declared dividends of $1.65 per share. On August 20, 2020, the board of directors declared a quarterly cash dividend of $0.55 per share on the Company's outstanding common stock, payable on October 14, 2020, to stockholders of record on September 30, 2020. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2020, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, gathering, processing, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing, transportation, storage and fractionation commitments on uncertain volumes of future throughput, (c) open purchase commitments and (d) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future, including incremental derivative contracts and additional firm purchase, gathering, processing, transportation, storage and fractionation arrangements, in order to support the Company's business plans. See "Contractual obligations" below and Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include short and long-term debt, leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, derivative obligations, firm

PIONEER NATURAL RESOURCES COMPANY
transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including retained obligations associated with divestitures and postretirement benefit obligations). Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm purchase, gathering, processing, transportation, storage and fractionation commitments represent take-or-pay agreements, which include (i) contractual commitments to purchase and process sand and purchase diesel and water for use in the Company's drilling operations, (ii) estimated fees on production throughput commitments and demand fees associated with volume delivery commitments and (iii) contractual commitments for drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term volume delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand/deficiency fees for any commitment shortfalls. In addition, as a result of the Company's revised 2020 capital expenditure plans in response to reduced worldwide oil demand related to the COVID-19 pandemic, the Company does not expect to be able to fully utilize all the equipment, services and goods for which it has contractual commitments. Consequently, the Company expects to pay stacking fees, termination fees, idle fees and/or minimum take or pay fees associated with such contractual commitments.
The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of September 30, 2020, these contracts represented net liabilities of $16 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2020. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of September 30, 2020, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of September 30, 2020, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of September 30, 2020, the Company had $3.3 billion of fixed rate short and long-term debt outstanding with a weighted average effective interest rate of 4.4 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate short and long-term debt, any changes would not impact earnings or expose the Company to the risk of cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of September 30, 2020; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGLs and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk through the use of derivative financial instruments and sales of purchased oil and gas.
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their

PIONEER NATURAL RESOURCES COMPANY
contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements. The Company manages commodity price risk with the following types of derivative contracts:
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
The Company has entered into derivative contracts for a portion of forecasted 2020 and 2021 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.
The average forward prices based on September 30, 2020 market quotes were as follows:

	2020	Year Ending December 31, 2021
	Fourth Quarter
Average forward Brent oil price per Bbl	$42.72	$44.83
Average forward NYMEX gas price per MMBtu	$2.82	$2.92
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(0.94)	$(0.31)
The average forward prices based on November 4, 2020 market quotes are as follows:

	2020	Year Ending December 31, 2021
	Fourth Quarter
Average forward Brent oil price per Bbl	$41.42	$43.46
Average forward NYMEX gas price per MMBtu	$3.05	$3.02
Permian Basin gas index swap contracts:
Average forward basis differential price per MMBtu (a)	$(0.27)	$(0.23)
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

PIONEER NATURAL RESOURCES COMPANY
Gulf Coast refineries and Gulf Coast and West Coast gas markets, international export markets and to satisfy unused gas pipeline capacity commitments.
Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and gas production, the sale of purchased oil and gas and deficiency fees due from the purchaser of the Company's Eagle Ford assets and other remaining assets in South Texas and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" as updated by the discussion in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2019 Annual Report on Form 10-K except as updated by the above referenced Form 10-Q.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
The Company’s stockholders will have reduced ownership in the combined company after the Parsley Acquisition.
Based on the number of issued and outstanding shares of Parsley Class A common stock and Parsley LLC units as of October 19, 2020 and the number of outstanding Parsley equity awards currently estimated to be payable in shares of Pioneer common stock in connection with the Parsley Acquisition, the Company anticipates issuing approximately 52 million shares of Pioneer common stock pursuant to the Merger Agreement. The actual number of shares of Pioneer common stock to be issued pursuant to the Merger Agreement will be determined at the completion of the Parsley Acquisition based on the number of shares of Parsley Class A common stock and Parsley LLC units outstanding immediately prior to such time. The issuance of these new shares could have the effect of depressing the market price of Pioneer common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, the Company's earnings per share could cause the price of Pioneer common stock to decline or increase at a reduced rate.
Immediately after the completion of the Parsley Acquisition, it is expected that Pioneer stockholders immediately prior to the Parsley Acquisition will own approximately 76 percent, and Parsley stockholders immediately prior to the Parsley Acquisition will own approximately 24 percent, of the issued and outstanding shares of Pioneer common stock. As a result, current Pioneer stockholders will have less influence on the policies of the combined company than they currently have on the Company's policies.
The Parsley Acquisition is subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Parsley Acquisition or result in termination of the Merger Agreement.
The Company's and Parsley's obligations to effect the Parsley Acquisition are subject to the satisfaction of the following conditions:
•the requisite approval of the Parsley stockholders and the Company stockholders must have been obtained;
•shares of Pioneer common stock that will be issued in the Parsley Acquisition, or reserved for issuance in connection with the Parsley Acquisition, must have been authorized for listing on the NYSE, upon official notice of issuance;
•the registration statement on Form S-4 filed in connection with the Parsley Acquisition will have become effective under the Securities Act of 1933, and no stop order suspending it's effectiveness may be in effect;
•no injunctions or decrees by any relevant governmental entity that prevent the Parsley Acquisition may be outstanding;
•any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act relating to the Parsley Acquisition must have expired or been terminated;

PIONEER NATURAL RESOURCES COMPANY
•subject to certain exceptions and materiality standards provided in the Merger Agreement, the representations and warranties of each party must be true and correct as of the date of the Merger Agreement and as of the closing date;
•each party must have performed or complied in all material respects with all of its obligations under the Merger Agreement; and
•Parsley must have received a tax opinion from its counsel to the effect that the integrated mergers, taken together, will constitute a "reorganization" under the Internal Revenue Code.
Many of the conditions to completion of the Parsley Acquisition are not within the Company’s control, and the Company cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to May 20, 2021, it is possible that the Merger Agreement may be terminated. Although the Company has agreed with Parsley in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Parsley Acquisition as promptly as practicable, these and other conditions to the completion of the Parsley Acquisition may fail to be satisfied. In addition, satisfying the conditions to and completing the Parsley Acquisition may take longer, and could cost more, than expected. The Company cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Parsley Acquisition for a significant period of time or prevent them from occurring. Any delay in completing the Parsley Acquisition may adversely affect the cost savings and other benefits that the Company expects to achieve if the Parsley Acquisition and the integration of the Company's and Parsley's respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained prior to the termination date.
The Company's business relationships may be subject to disruption due to uncertainty associated with the Parsley Acquisition, which could have a material adverse effect on the Company's results of operations, cash flows and financial position pending and following the Parsley Acquisition.
Parties with which the Company does business may experience uncertainty associated with the Parsley Acquisition, including with respect to current or future business relationships with the Company following the Parsley Acquisition. The Company's business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company following the Parsley Acquisition. These disruptions could have a material and adverse effect on the Company's results of operations, cash flows and financial position, regardless of whether the Parsley Acquisition is completed, as well as a material and adverse effect on the Company's ability to realize the expected cost savings and other benefits of the Parsley Acquisition. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Parsley Acquisition or termination of the Merger Agreement.
The Merger Agreement limits the Company's ability to pursue alternatives to the Parsley Acquisition, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay Parsley a termination fee.
The Merger Agreement contains certain provisions that restrict the Company's ability to solicit, initiate, endorse, knowingly encourage or knowingly facilitate any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal with respect to the Company. The Company agreed to certain terms and conditions relating to the Company's ability to enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to a third party any non-public information or data with respect to, or otherwise cooperate in any way with, any acquisition proposal. Further, even if the Company's board of directors changes, withdraws, modifies or qualifies its recommendation with respect to the issuance of Pioneer common stock in connection with the Parsley Acquisition, unless the Merger Agreement has been terminated in accordance with its terms, the Company will still be required to submit the proposal to approve the issuance of Pioneer common stock to a vote at the Company's special meeting called for that purpose. In addition, Parsley generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposals or intervening events before the Company's board of directors may withdraw or qualify its recommendation. The Merger Agreement further provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, the Company may be required to pay Parsley a cash termination fee equal to $270 million.
These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of the Company from considering or pursuing an alternative transaction with the Company or proposing such a transaction. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement fee that may become payable in certain circumstances.

PIONEER NATURAL RESOURCES COMPANY
Failure to complete the Parsley Acquisition could negatively impact Pioneer's stock price and have a material adverse effect on the Company's results of operations, cash flows and financial positions.
If the Parsley Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if Pioneer stockholders or Parsley stockholders fail to approve the applicable proposals, the Company's ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Parsley Acquisition, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on the Company's stock price;
•the Company may experience negative reactions from its customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•the Company will still be required to pay certain significant costs relating to the Parsley Acquisition, such as legal accounting, financial advisor and printing fees;
•the Company may be required to pay a termination fee or expense reimbursement fee as required by the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of the Company's business pursuant to the terms of the Merger Agreement, which may delay or prevent the Company from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
•matters relating to the Parsley Acquisition (including integration planning) require substantial commitments of time and resources by the Company's management, which may have resulted in the distraction of the Company's management from ongoing business operations and pursuing other opportunities that could have been beneficial to the Company; and
•litigation related to any failure to complete the Parsley Acquisition or related to any enforcement proceeding commenced against the Company to perform its obligations pursuant to the Merger Agreement.
If the Parsley Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on the Company's results of operations, cash flows, financial position and stock price.
The Company expects to incur significant transaction costs in connection with the Parsley Acquisition.
The Company incurred and is expected to continue to incur a number of non-recurring costs associated with the Parsley Acquisition, combining the Company's operations with Parsley's and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by the Company whether or not the Parsley Acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs and filing fees. The Company will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. The Company will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Parsley Acquisition and the integration of the two companies' businesses. While the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by the Company even if the Parsley Acquisition is not completed, could have an adverse effect on the Company's financial condition and operating results.
Litigation relating to the Parsley Acquisition could result in an injunction preventing the completion of the Parsley Acquisition and/or substantial costs to the Company.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company's liquidity and financial condition.
Lawsuits that may be brought against Pioneer, Parsley or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Parsley Acquisition. One of the conditions to the closing of the Parsley Acquisition is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in

PIONEER NATURAL RESOURCES COMPANY
effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Parsley Acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Parsley Acquisition, that injunction may delay or prevent the Parsley Acquisition from being completed within the expected timeframe or at all, which may adversely affect the Company's business, financial position and results of operation.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Parsley Acquisition is completed may adversely affect the Company's business, financial condition, results of operations and cash flows.
The Parsley Acquisition may be completed even though material adverse changes subsequent to the announcement of the transaction, such as industry-wide changes or other events, may occur.
In general, either party can refuse to complete the Parsley Acquisition if there is a material adverse change affecting the other party. However, some types of changes do not permit the Company to refuse to complete the Parsley Acquisition, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Parsley's financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the Company the right to refuse to complete the Parsley Acquisition. If adverse changes occur that affect Parsley but the parties are still required to complete the Parsley Acquisition, the Company's share price, business and financial results after the Parsley Acquisition may suffer.
The COVID-19 outbreak may adversely affect the Company's ability to timely consummate the Parsley Acquisition.
COVID-19 and the various precautionary measures attempting to limit its spread taken by many governmental authorities worldwide has had a severe effect on global markets and the global economy. The extent to which the COVID-19 pandemic impacts the Company's business operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the nature and extent of governmental actions taken to contain it or treat its impact, among others. COVID-19 and official actions in response to it have made it more challenging for the Company and relevant third parties to adequately staff its and their respective businesses and operations, and may cause delay in the Company's ability to obtain the relevant approvals for the consummation of the Parsley Acquisition.
The Company may be unable to integrate the business of Parsley successfully or realize the anticipated benefits of the Parsley Acquisition.
The Parsley Acquisition involves the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and the Company will be required to devote significant management attention and resources to integrating Parsley's business practices and operations with the Company's. Potential difficulties that the Company may encounter as part of the integration process include the following:
•the inability to successfully combine the business of Parsley in a manner that permits the Company to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Parsley Acquisition;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on the customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Parsley Acquisition.
In addition, the Company has previously operated and, until the completion of the Parsley Acquisition, will continue to operate, independently. It is possible that the integration process could result in:
•diversion of the attention of the Company's management; and
•the disruption of, or the loss of momentum in, the Company's ongoing business or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect the Company's ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Parsley Acquisition, or could reduce the

PIONEER NATURAL RESOURCES COMPANY
Company's earnings or otherwise adversely affect the Company's business and financial results following the Parsley Acquisition.
The Company's future results following the Parsley Acquisition will suffer if it does not effectively manage its expanded operations.
Following the Parsley Acquisition, the size and geographic footprint of the Company's business will increase. The Company's future success will depend, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and basins and associated increased costs and complexity. The Company may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Parsley Acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended September 30, 2020
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 2020	—	$—	—	$1,090,693,886
August 2020	18,977	$102.16	—	$1,090,693,886
September 2020	—	$—	—	$1,090,693,886
	18,977		—
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

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 20, 2020, by and among Pioneer Natural Resources Company, Pearl First Merger Sub Inc., Pearl Second Merger Sub LLC, Pearl Opco Merger Sub LLC, Parsley Energy, Inc. and Parsley Energy, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).*

4.1
Third Supplemental Indenture, dated August 11, 2020, by and between Pioneer Natural Resources Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 11, 2020).

10.1 (a)	Third Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 27, 2020.

10.2
Voting and Support Agreement, dated as of October 20, 2020, by and between Q-Jagged Peak and Pioneer Natural Resources Company(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

10.3
Voting and Support Agreement, dated as of October 20, 2020, by and between Bryan Sheffield and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

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
____________________
(a)Filed herewith.
(b)Furnished herewith.

*    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

PIONEER NATURAL RESOURCES COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

November 5, 2020	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

November 5, 2020	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer