Form 10-K
period 2020-12-31
PIONEER NATURAL RESOURCES CO
filed 2021-03-01
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$15,947,085,822
Number of shares of Common Stock outstanding as of February 22, 2021	216,580,280
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May 2021 are incorporated into Part III of this Report.

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
•"ESG" means environmental, social and governance.
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
•"Proved developed reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
•"Proved reserves" means those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity; competition; the ability to obtain environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industries in which it operates, including the risk of new restrictions with respect to development activities; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs and results of drilling and operations; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the Company will not be able to successfully integrate the business of Parsley or fully or timely realize the expected synergies and accretion metrics from the Parsley acquisition; access to and cost of capital; the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, well costs, capital expenditures, rates of return, expenses, cashflow and cash flow from purchases and sales of oil and gas, net of firm transportation commitments; sources of funding; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change; cybersecurity risks; the risks associated with the ownership and operation of the Company's oilfield services businesses and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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
The Company makes available free of charge through its website (www.pxd.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, Pioneer publicly discloses information from time to time in its press releases and investor presentations that are posted on its website or during publicly accessible investor conferences. Such information, including information posted on or connected to the Company's website, is not a part of, or incorporated by reference in, this Report or any other document the Company files with or furnishes to the SEC.
Mission and Strategies
The Company's mission is to be America's leading independent energy company, focused on value, safety, the environment, technology and its people. The Company's long-term strategy is centered around the following strategic objectives:
•maintaining a strong balance sheet to ensure financial flexibility;
•delivering economic production and proved reserve additions through drilling, completion and production improvement activities;
•utilizing the Company's scale and technology advancements to reduce costs and improve efficiency;
•reinvesting 50 percent to 60 percent of Company's operating cash flow, with the remaining cash flow targeted to debt reduction and returning cash to shareholders, primarily through dividends;
•evaluating accretive acquisitions or acreage trades that enhance the Company's reinvestment framework and allow incremental cash flow to be returned to shareholders;
•developing and training employees and contractors to perform their jobs in a safe manner; and
•stewarding the environment through industry leading sustainable development efforts.
The Company's long-term strategy is anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field located in the Permian Basin in West Texas, which has an estimated remaining productive life in excess of 45 years.
Competition
The oil and gas industry is highly competitive in the exploration for and acquisition of reserves, the acquisition of oil and gas leases, marketing of oil, NGL and gas production, the obtaining of equipment and services and the hiring and retention of staff necessary for the identification, evaluation, operation and acquisition and development of oil and gas properties. The Company's competitors include a large number of companies, including major integrated oil and gas companies, other independent oil and gas companies, and individuals engaged in the exploration for and development of oil and gas properties. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar power, and other renewables. Competition will increase as alternative energy technology becomes more reliable and governments throughout the world support or mandate the use of such alternative energy.

PIONEER NATURAL RESOURCES COMPANY
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
Impact of the COVID-19 Pandemic
A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning in late February 2020. The length of this demand disruption is unknown, and will ultimately depend on various factors beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, including the effectiveness of the COVID-19 vaccines, and the time necessary to balance oil supply and demand. Additionally, there is significant uncertainty regarding the lasting impacts of the pandemic on global demand, as it cannot be predicted as to whether certain demand-reducing behaviors such as declines in business travel and changes in work-from-home practices will persist beyond the resolution of the pandemic. In response to these developments the Company has implemented measures to mitigate the impact of the COVID-19 pandemic on its employees, operations and financial position. These measures include, but are not limited to, the following:
Employee Health and Safety. The Company has taken steps to keep its employees safe in light of the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees, as recommended by the Centers for Disease Control and Prevention (the "CDC"). The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in business travel and physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the CDC, and other governmental and regulatory authorities.
Expense Management. With the reduction in revenue associated with lower oil prices during 2020, the Company focused its efforts on:
•Optimizing drilling, completion and operational efficiencies, resulting in lower well costs and operating costs and
•Reducing general and administrative and other overhead related costs through:
◦a corporate restructuring to reduce the Company's staffing levels to correspond with a planned reduction in future activity levels, resulting in approximately 300 employees being involuntarily separated from the Company in October 2020 (the "2020 Corporate Restructuring");
◦voluntary salary reductions by the Company's officers and board of directors from March 2020 through December 2020;
◦reductions in 2020 cash incentive compensation;
◦2020 benefit reductions; and
◦other cash cost reductions.
Balance Sheet, Cash Flow and Liquidity. During 2020, the Company also took the following actions to strengthen its financial position and increase liquidity during the COVID-19 pandemic:
•Reduced its 2020 capital budget by over 50 percent,
•Enhanced its liquidity position by refinancing a portion of its existing debt and issuing new debt, with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt, and
•Adjusted the Company's derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.
The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the health and economic impacts of COVID-19 continue to evolve.

PIONEER NATURAL RESOURCES COMPANY
See Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Acquisition Activities
The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment (including opportunities to acquire particular oil and gas assets or entities owning oil and gas assets and opportunities to engage in mergers, consolidations or other business combinations with such entities). The Company periodically evaluates and pursues acquisition and acreage trade opportunities and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analyses, oil and gas reserve analyses, due diligence, the submission of indications of interest, preliminary negotiations, negotiations of letters of intent or negotiations of definitive agreements. The success of any acquisition or acreage trade is uncertain and depends on a number of factors, some of which are outside the Company's control.
On January 12, 2021, the Company acquired Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). Although this Annual Report is being filed following the completion of the Parsley Acquisition, unless otherwise specifically noted, information set forth herein only relates to the period as of and for the fiscal year ended December 31, 2020 and therefore does not include information relating to Parsley or its subsidiaries as of and for such periods. Accordingly, unless otherwise specifically noted, references herein to "Pioneer" or the "Company" refer only to Pioneer and its subsidiaries prior to the Parsley Acquisition and do not include Parsley or its subsidiaries.
The Parsley Acquisition will be accounted for as a business combination, with the fair value of consideration allocated to the acquisition date fair value of assets and liabilities acquired. Parsley's post-acquisition date results of operations will be consolidated into the Company's interim consolidated financial statements beginning on January 12, 2021. See Note 19 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Marketing of Production
General. Production from the Company's properties is marketed using methods that are consistent with industry practices. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to a major pipeline, commodity quality and prevailing supply and demand conditions. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Seasonal nature of business. Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers may impact general seasonal changes in demand.
Delivery commitments. The Company has committed certain volumes of oil, NGL and gas to customers under a variety of contracts, some of which have volumetric firm transportation or fractionation requirements that could require monetary shortfall penalties if the Company's transported or fractionation volumes are insufficient to satisfy associated commitments. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Significant purchasers. During 2020 the Company's oil, NGL and gas sales to Sunoco Logistics Partners L.P., Occidental Energy Marketing Inc. and Plains Marketing L.P accounted for 36 percent, 18 percent and 14 percent of the Company's oil and gas revenues, respectively. The loss of one of these significant purchasers or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure for its Permian Basin production could have a material adverse effect on the Company's ability to produce and sell its oil, NGL and gas production.
Revenues from sales of purchased oil and gas to Occidental Energy Marketing Inc. accounted for 28 percent of the Company's sales of purchased oil and gas. No other sales customer exceeded ten percent of the Company's sales of purchased oil and gas during 2020. The loss of the Company's significant purchaser of purchased oil and gas would not be expected to have a material adverse effect on the Company's ability to sell commodities it purchases from third parties.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Human Capital
At December 31, 2020, the Company had 1,853 employees, 698 of whom were employed in field operations and 256 of whom were employed in vertical integration activities. The Company understands that employee recruiting, retention and development play a critical role to the Company's business activities and its ability to achieve its long-term strategy. The Company offers a competitive compensation and benefits program and has established policies and talent development programs with the goal of creating an inclusive environment to allow all employees to feel respected, valued and connected to the business.
Compensation and benefits program. The Company annually reviews compensation for all employees to adjust compensation for market conditions and attract and retain a highly skilled workforce. The Company considers its employees to be its greatest asset and encourages them to take full advantage of the benefits and programs the Company offers. To ensure Pioneer attracts and retains top talent, the Company maintains an above-average benefits package. Pioneer's employees participate in incentive plans that take into consideration individual and Company performance through a traditional bonus plan that is influenced by individual performance and a variable compensation plan denominated in Company stock. In addition to cash and equity compensation, the Company also offers other employee benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, flexible work schedules and a 401(k) plan.
Diversity and inclusion. The Company is committed to creating an inclusive environment where all employees feel respected, valued and connected to the business — a workplace to which individuals bring their "authentic" selves and can be successful in achieving their goals. The Company has established a variety of diversity and inclusion initiatives, such as OnePioneer, a single organization that was created in 2019 through the merger of Pioneer's various employee resource groups. OnePioneer is led by a diverse representation of the Company's employees who advance diversity and inclusion across the entire company.
Talent development. The Company's talent planning approach identifies and targets development for critical talent. The Company identifies critical roles based on several factors, including strategic importance, scope and impact, and unique skills. Successor candidates for those critical roles are then identified as those who have the interest, ability and experience to succeed in the critical role within five years. Talent planning enables Pioneer to proactively approach succession planning and offer targeted development for high potential employees and successors, while enabling a cross-functional view of talent to increase visibility and mobility.
Community involvement. Pioneer's dedication to community well-being and success shows in the many ways the Company seeks to be a good neighbor in all of its operating areas. The Company's employees continually seek out events, organizations, initiatives and partnerships to support, and the Company is honored to support their ongoing efforts to enrich the communities where they live and work, including through a charitable matching program.
Health, safety and environment. The Company maintains a culture of continuous improvement in safety and environmental practices, supports a diverse workforce and inspires teamwork to drive innovation, with oversight from the Health, Safety and Environment Committee and the Nominating and Corporate Governance Committee of the board of directors.
Regulation
The oil and gas industry is extensively regulated at the federal, state, and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion over time and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the "BLM"), the U.S. Environmental Protection Agency (the "EPA"), the U.S. Occupational Safety and Health Administration ("OSHA"), have legal and regulatory authority and oversight over the Company's exploration and development activities and operations. Other agencies with certain authority over the Company's business include the Internal Revenue Service (the "IRS"), the SEC and NYSE. Ensuring compliance with the rules, regulations and orders promulgated by such entities requires extensive effort and incremental costs to comply, which consequently affects the Company's profitability. Because public policy changes are commonplace, and existing laws and regulations are frequently amended, the Company is unable to predict the future cost or impact of compliance. However, the Company does not expect that any of these laws and regulations will affect its operations materially differently than they would affect other companies with similar operations, size and financial strength.
The following are significant areas of government control and regulation affecting the Company:
Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Company many requirements, including the

PIONEER NATURAL RESOURCES COMPANY
responsibility for establishing and maintaining disclosure controls and procedures alongside internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Company to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Company's common stock, which would have an adverse effect on the market price and liquidity of the Company's common stock. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.
Environmental and occupational health and safety matters. The Company strives to conduct its operations in a socially and environmentally responsible manner and is required to comply with many federal, state and local laws, regulations and executive orders concerning occupational safety and health, the discharge or other release of materials and protection of the environment and natural resources. These environmental legal requirements primarily relate to:
•the discharge or other release of pollutants into federal and state waters;
•assessing the environmental impact of seismic acquisition, drilling or construction activities;
•the generation, storage, transportation and disposal of waste materials, including hazardous substances;
•the emission of certain gases, including GHGs, into the atmosphere;
•the monitoring, abandonment, reclamation and remediation of well and other sites, including sites of former operations;
•the development of emergency response and spill contingency plans;
•the protection of threatened and endangered species; and
•worker protection.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
•the Clean Air Act ("CAA"), which restricts the emission of air pollutants from many sources and imposes various pre construction, operational, monitoring and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to GHG emissions;
•the Federal Water Pollution Control Act, also known as the Clean Water Act ("CWA"), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act ("RCRA"), which governs the generation, treatment, storage, transport and disposal of solid wastes, including oil and gas exploration and production wastes and hazardous wastes;
•the Safe Drinking Water Act ("SDWA"), which ensures the quality of the nation's public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
•OSHA, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures; and
•the Endangered Species Act ("ESA"), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal or permanent ban in affected areas.
Additionally, there exist tribal, state and local jurisdictions where the Company operates that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Failure by the Company to comply with these laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Historically, the Company's environmental and worker safety compliance costs have not had a material adverse effect on its results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company's business and operational results.
The Company owns, leases or operates numerous properties that have been used for oil and gas exploration and production activities for many years. The Company also has acquired certain properties from third parties whose actions with

PIONEER NATURAL RESOURCES COMPANY
respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes at or from such properties were not under the Company's control prior to acquiring them. Under certain environmental laws and regulations such as CERCLA and RCRA, the Company could incur strict joint and several liability due to damages to natural resources or for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. Moreover, an accidental release of materials into the environment during the Company's operations may cause it to incur significant costs and liabilities. The Company also could incur costs related to the clean-up of third-party sites to which it sent regulated substances for disposal or to which it sent equipment for cleaning and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

Over time, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing legal requirements change or new legislative, regulatory or executive initiatives are developed and implemented in the future, the Company may be required to make significant, unanticipated capital and operating expenditures. The Company may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks. For more information on environmental and occupational health and safety matters, see the risk factors identified as Health, Safety and Environmental Risks in Item 1A. Risk Factors.

Other regulation of the oil and gas industry. The Company's oil and gas operations are subject to laws and regulations that relate to matters including:
•the acquisition of seismic data;
•location, drilling and casing of wells;
•hydraulic fracturing;
•well production operations;
•disposal of produced water;
•regulation of transportation and sale of oil, NGLs and gas;
•surface usage;
•calculation and disbursement of royalty payments and production taxes;
•restoration of properties used for oil and gas operations; and
•transportation of production.
Development and production operations are subject to regulations including requiring permits for the drilling of wells, the posting of bonds in connection with various types of activities and filing reports concerning operations. Texas, and some municipalities in which the Company operates, also regulate one or more of the following:
•the location of wells;
•the method of drilling and casing wells;
•the method and ability to fracture stimulate wells;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells; and
•notice to surface owners and other third parties.
State laws regulate the size of drilling and spacing units or proration units governing the drilling and production of oil and gas properties. The Company relies on voluntary pooling, production sharing agreements and the drilling of allocation wells to develop its leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells and generally prohibit the venting or flaring of gas without a permit. These laws and regulations may limit the amount of oil and gas the Company can produce from the Company's wells, negatively affect the economic decision to continue to produce these wells or limit the number of wells or locations that the Company can economically drill.
Approximately one percent of the Company's U.S. oil and gas leases are granted or approved by the federal government and administered by the BLM. All of the Company's federal leases are outside of Texas and the Company has no current plans to further develop the leases at this time. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government.
See the risk factors identified as Regulatory Risks and Health, Safety and Environmental Risks in Item 1A. Risk Factors.

PIONEER NATURAL RESOURCES COMPANY
ITEM 1A.    RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in "Item 1. Business — Competition, Markets and Regulations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company's business, financial condition or results of operations or impair the Company's ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company's common stock could decline. The following risk factors are summarized as general business and industry, operational, financial, health, safety and environmental, regulatory risks and risks associated with the Parsley Acquisition.

General Business and Industry Risks

•The COVID-19 pandemic and recent developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, business and industry conditions.
•Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
•The Company may be unable to make attractive acquisitions and any acquisition it completes is subject to substantial risks that could materially and adversely affect its business.
•The Company's ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters.

•The Company's operations and drilling activity are concentrated in the Permian Basin of West Texas; such concentration makes the Company vulnerable to risks associated with operating in a limited geographic area.

•The Company may not be able to obtain access on commercially reasonable terms or otherwise to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities to market its oil, NGL and gas production.

•The refining industry may be unable to absorb U.S. oil production; in such a case, the resulting surplus could depress prices and restrict the availability of markets.
•Estimates of proved reserves and future net cash flows are not precise. The actual quantities and net cash flows of the Company's proved reserves may prove to be lower than estimated.
•Because the Company's producing wells decline continually over time, the Company will need to mitigate these declines through drilling and production enhancement initiatives and/or acquisitions.
•A portion of the Company's total estimated proved reserves at December 31, 2020 were undeveloped, and those proved reserves may not ultimately be developed.
•The Company faces significant competition and some of its competitors have resources in excess of the Company's available resources.
•The Company's business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.
•Provisions of the Company's charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for the Company's common stock.
•The Company has identified a material weakness in its internal control over financial reporting that, if not remediated, could result in additional material misstatements in its consolidated financial statements.

Operational Risks

•The Company's operations involve many operational risks, some of which could result in unforeseen interruptions to the Company's operations and substantial losses to the Company for which the Company may not be adequately insured.

•Exploration and development drilling involve substantial costs and risks and may not result in commercially productive reserves.
•Part of the Company's strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.
•The Company's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

•Multi-well pad drilling may result in volatility in the Company's operating results.
•The Company's operations are substantially dependent upon the availability of water and its ability to dispose of produced water gathered from drilling and production activities.
•The Company's use of seismic data is subject to interpretation and may not accurately identify the presence of oil and gas, which could materially and adversely affect the results of its drilling operations.

PIONEER NATURAL RESOURCES COMPANY

•The Company's gas processing, gathering and treating operations are subject to operational and regulatory risks.

Financial Risks

•The prices of oil, NGL and gas are highly volatile.
•Future declines in the price of oil, NGLs, and gas could result in a reduction in the carrying value of the Company's proved oil and gas properties.
•The Company's actual production could differ materially from its forecasts.
•The Company could experience periods of higher costs if commodity prices rise.
•The Company is a party to debt instruments, a credit facility and other financial commitments that may limit the Company's ability to fund future business and financing activities.
•The Company's ability to declare and pay dividends and repurchase shares is subject to certain considerations.
•A failure by purchasers of the Company's production to satisfy their obligations to the Company could have a material adverse effect on the Company's results of operations.
•The failure by counterparties to the Company's derivative risk management activities to perform their obligations could have a material adverse effect on the Company's results of operations.
•The Company's derivative risk management activities could result in financial losses, limit the Company’s potential gains or fail to protect the Company from declines in commodity prices.
•Pioneer's ability to utilize its historic U.S. net operating loss carryforwards and those of Parsley may be limited.
•The Company periodically evaluates its unproved oil and gas properties to determine recoverability of its cost and could be required to recognize noncash charges in the earnings of future periods.
•The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.

Health, Safety and Environmental Risks

•The Company's operations are subject to a series of risks arising out of the threat of climate change.
•The nature of the Company's assets and production operations may impact the environment or cause environmental contamination.
•The Company's hydraulic fracturing and former sand mining operations may result in silica-related health issues and litigation.
•Increasing attention to ESG matters may impact the Company’s business.

Regulatory Risks

•The Company's operations are subject to stringent environmental, oil and gas-related and occupational safety and health legal requirements.
•Laws, regulations and other executive actions or regulatory initiatives regarding hydraulic fracturing could increase the Company's cost of doing business and result in additional operating restrictions, delays or cancellations that could have a material adverse effect on the Company's business, results of operations and financial condition.

•Laws and regulations pertaining to protection of threatened and endangered species or to critical habitat, wetlands and natural resources could delay, restrict or prohibit the Company's operations and cause it to incur substantial costs.

•The Company's transportation of gas, sales and purchases of oil, NGLs and gas or other energy commodities, and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.

•The enactment of derivatives legislation could have a material adverse effect on the Company's ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks.

•The Company's bylaws provide that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain legal actions between the Company and its stockholders and that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933.

Risks associated with the Parsley Acquisition

•The financial and operational synergies attributable to the Parsley Acquisition may vary from expectations.
•Litigation relating to the Parsley Acquisition could result in substantial costs to the Company.
•The Company may be unable to integrate the business of Parsley successfully and/or realize the anticipated benefits of the Parsley Acquisition.
•The Company's future results will suffer if it does not effectively manage its expanded operations.

PIONEER NATURAL RESOURCES COMPANY
General business and industry risks.
The COVID-19 pandemic and recent developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, business and industry conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties.
The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and other restrictions that have led to a significant reduction in demand for oil, NGL and gas, which, when combined with the oil supply increase attributable to the battle for market share among OPEC, Russia and other oil producing nations that occurred during the first quarter of 2020, resulted in oil prices declining significantly beginning in late February 2020. For instance, on April 20, 2020, WTI crude oil future prices for May reached a record low of negative $37.63 per barrel. As a result of the pandemic and low oil prices, the Company reduced its 2020 drilling, completion, facilities and water infrastructure capital budget significantly in an effort to fund its budget fully from its forecasted cash flow. While prices for oil, NGLs and gas have generally improved during the fourth quarter of 2020 and the first quarter of 2021, if the reduced demand for and prices of oil, NGLs and gas, or the oversupply of oil, were to continue for a prolonged period, the Company may have to make changes to its operations and capital budgets, and the Company's operations, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected. Risks include, but are not limited to, the following:
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
•The reduced demand for oil, combined with the oversupply of oil, is expected to result in an oil surplus in the United States and worldwide. If the global demand for oil exports to foreign markets, or if the price that can be obtained in foreign markets does not support the transportation and other costs to reach those destinations, it may be uneconomical to invest in new wells and may cause the Company to shut in producing wells. The Company cannot be certain whether shut-in wells can successfully return to pre-shut-in production levels or that the costs required to return the wells to production will be economical.
•The Company's ability to develop and sell its production could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient processing, fractionation, refining, transportation, storage or export facilities to the Company. For example, oil storage in the United States has, at times, been near full capacity in many locations. If this were to occur for an extended period, the Company's purchasers might decline to purchase the Company's oil, NGLs and gas, and the Company may not be able to store its production. Such a lack of market for or storage capacity for the Company's products could require that the Company shut in some portion of its production. The amount of oil in storage may also keep oil prices at low levels for an extended period, even after demand begins to rise.
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
•Market conditions resulting from the effects of the COVID-19 pandemic, low oil prices, or a negative or recessionary economy could also increase the risk that the purchasers of the Company's production, lenders under its credit agreements, counterparties to its derivative instruments, and service providers may be unable to fulfill their obligations in a timely manner, or at all. If any such counterparty were to default on its obligations, such a default could have a material adverse effect on the Company's results of operations.
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

PIONEER NATURAL RESOURCES COMPANY
•The Company's operations may be adversely affected if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic. The Company, as recommended by the CDC, has implemented workplace restrictions, including guidance for employees to work remotely for health and safety reasons, where possible. As some employees may have been or may in the future be placed in workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege that the Company failed to adequately mitigate the risk of exposure to COVID-19, to the extent obligated to do so. In addition, in order to facilitate remote working arrangements, some employees are accessing workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company and to its employees. There can be no assurance that the Company's operations will not be curtailed or suspended or otherwise adversely affected due to such workforce issues.
The Company is not able to predict the ultimate long-term impact of the COVID-19 pandemic on the Company's business, which will depend on numerous evolving factors and future developments that are beyond the Company's control, including the length of time that the pandemic continues, the speed and effectiveness of responses to combat the virus, the impact of the pandemic and its aftermath on the demand for oil, NGLs and gas, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the COVID-19 pandemic.
Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
The economies in the United States and certain countries in Europe and Asia have been growing, with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain South American nations, continue to face economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, may adversely affect the Company by (i) reducing demand for its oil, NGL and gas because of reduced global or national economic activity, (ii) impairing its supply chain (for example, by limiting manufacturing of materials used in operations), and (iii) affecting the health of its workforce, rendering employees unable to work or travel. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company's vendors, suppliers and customers to continue operations and ultimately decrease the Company's cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for it to raise capital.
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
Acquisitions of oil and gas properties, including acreage trades, have from time to time contributed to the Company's growth. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause the Company to refrain from, completing acquisitions. The success of any acquisition will depend on a number of factors and involves potential risks, including, among other things:
•the inability to accurately forecast future commodity prices and estimate the costs to develop the acquired reserves, the recoverable volumes of the acquired reserves, rates of future production and future net cash flows attainable from the acquired reserves;
•the assumption of unknown liabilities, including environmental liabilities, and losses or costs for which the Company is not indemnified or for which the indemnity the Company receives is inadequate;
•the validity of assumptions about costs, including synergies;
•the effect on the Company's liquidity or financial leverage of using available cash or debt to finance acquisitions or from the amount of debt assumed as part of the acquisition;
•the diversion of management's attention from other business concerns; and
•an inability to hire, train or retain qualified personnel to manage and operate the Company's growing business and assets.
All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope. As a result, among other risks, the Company's initial estimates of reserves may be subject to revision following an acquisition, which may materially and adversely affect the desired

PIONEER NATURAL RESOURCES COMPANY
benefits of the acquisition. See Risks Associated with the Parsley Acquisition included in "Item 1A. Risk Factor" for additional information.
The Company's ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters.
From time to time, the Company sells an interest in its oil and gas properties for the purpose of assisting or accelerating the asset's development. In addition, the Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability of the Company to dispose of such interests or nonstrategic assets or complete announced dispositions, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the nonstrategic assets on terms and at prices acceptable to the Company.
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
The marketing of oil, NGL and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, if these systems were unavailable to the Company or if access to these systems were to become commercially unreasonable, the price offered for the Company's production could be significantly depressed, or the Company could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility or awaits the availability of third party facilities. The Company also relies (and expects to rely in the future) on facilities developed and owned by third parties in order to gather, store, process, transport, fractionate, refine, export and sell its oil, NGL and gas production. The Company's plans to develop and sell production from its oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient gathering, transportation, storage, processing, fractionation, refining or export facilities to the Company, especially in areas of planned expansion where such facilities do not currently exist. Additionally, certain of these challenges may be compounded by a high level of industry activity in the Permian Basin.
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

PIONEER NATURAL RESOURCES COMPANY
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
To the extent that the Company enters into transportation contracts with pipelines that are subject to FERC regulation, the Company is subject to FERC requirements related to use of such capacity. Any failure on the Company's part to comply with FERC's regulations and policies related to pipeline transportation, reporting requirements, or other regulations, and any failure to comply with a FERC-related pipeline's tariff, could result in the imposition of civil and criminal penalties. In addition, any changes in FERC or state regulations or requirements on pipeline transportation may result in increased transportation costs on pipelines that are subject to such regulation, thereby negatively impacting the Company's profitability.
A limited number of companies purchase a majority of the Company's oil, NGL and gas. The loss of a significant purchaser could have a material adverse effect on the Company's ability to sell its production.
The refining industry may be unable to absorb U.S. oil production; in such a case, the resulting surplus could depress prices and restrict the availability of markets, which could materially and adversely affect the Company's results of operations.
Absent an expansion of U.S. refining and export capacity, an increase in U.S. production of oil could result in a surplus of these products in the U.S., which would likely cause prices for these commodities to fall and markets to constrict. Although U.S. law was changed in 2015 to permit the export of oil, exports may not occur if demand is lacking in foreign markets or the price that can be obtained in foreign markets does not support associated export capacity expansions, transportation and other costs. In such circumstances, the rate of return on the Company's capital projects would decline, possibly to levels that would make execution of the Company's drilling plans uneconomical, and a lack of market for the Company's products could require that the Company shut in some portion of its production. If this were to occur, the Company's production and cash flow could decrease, or could increase less than forecasted, which could have a material adverse effect on the Company's cash flow and profitability.
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
Because the Company's producing wells decline continually over time, the Company will need to mitigate these declines through drilling and production enhancement initiatives and/or acquisitions.
Producing oil and gas reservoirs are characterized by declining production rates, which vary depending upon reservoir characteristics and other factors. Because the Company's producing wells decline continually over time as those wells are produced, the Company will need to mitigate these declines through drilling and production enhancement initiatives and/or acquisitions of additional recoverable reserves. There can be no assurance that the Company will be able to develop, exploit, find or acquire sufficient additional reserves to replace its current or future production.
A portion of the Company's total estimated proved reserves at December 31, 2020 were undeveloped, and those proved reserves may not ultimately be developed.
At December 31, 2020, approximately five percent of the Company's total estimated proved reserves were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove to be correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. As with all oil and gas leases, the Company's leases require the Company to drill wells that are commercially productive and to maintain the production in paying quantities, and if the Company is unsuccessful in drilling such wells and maintaining such production, the Company could lose its rights under such leases. In addition, the Company's future production levels and, therefore, its future cash flow and profitability will be impacted if it is not able to successfully develop its undeveloped leasehold acreage.
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
Some of the Company's competitors are larger and have substantially greater financial and other resources than the Company, and as such, the Company may be at a competitive disadvantage in the identification, acquisition and development of properties that complement the Company's operations. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar power or other renewable energy. Competition is expected to increase and in

PIONEER NATURAL RESOURCES COMPANY
certain cases, governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments and other parties are also promoting research into new technologies to accelerate the implementation of alternative energy sources.
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
•a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining, storage or export facilities, which could delay or prevent the Company from transporting and marketing its production, resulting in a loss of revenues;
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

PIONEER NATURAL RESOURCES COMPANY
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

The Company has identified a material weakness in its internal control over financial reporting that, if not remediated, could result in additional material misstatements in its consolidated financial statements.

As described in "Part II, Item 9A — Controls and Procedures," management has identified and evaluated the control deficiencies that gave rise to the accounting corrections related to contracts governing the sale of purchased oil and gas and has concluded that those deficiencies, collectively, represent a material weakness in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020. See Note 2 of Notes to Consolidated Financial Statements and "Unaudited Supplementary Information - Selected Quarterly Financial Results" included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The Company is in the process of developing and implementing a remediation plan to address the material weakness. If the Company’s remediation efforts are insufficient or if additional material weaknesses in its internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.
Operational risks.
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
•high costs, shortages or delivery delays of equipment, labor or other services or materials, such as water and sand for hydraulic fracturing;
•facility or equipment malfunctions, failures or accidents;
•title problems;
•pipe or cement failures or casing collapses;
•uncontrollable flows of oil, gas or water;
•compliance with environmental and other governmental requirements, including executive actions and regulatory or legislative efforts under a Biden administration;
•lost or damaged oilfield workover and service tools;
•surface access restrictions;
•unusual or unexpected geological formations or pressure or irregularities in formations;

PIONEER NATURAL RESOURCES COMPANY
•terrorism, vandalism and physical, electronic and cybersecurity breaches and global or national health concerns, including the outbreak of a pandemic or contagious disease, such as the recent COVID-19 pandemic; and
•natural disasters.
The Company's overall exposure to operational risks may increase as its drilling activity expands, along with any associated increases in internally-provided well services, water distribution, water collection, disposal or other services. In addition, any of these risks could adversely impact the Company's service providers and suppliers, causing its supply chain to be interrupted, slowed or rendered inoperable. Any of these risks could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property and natural resources, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.
The Company may not be insured or is not fully insured against certain of the risks described above, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance. Additionally, the Company relies to a large extent on facilities owned and operated by third-parties, and damage to or destruction of those third-party facilities could adversely affect the ability of the Company to gather, produce, transport, process, fractionate, refine, store, export and sell its hydrocarbons.
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
The Company's future drilling activities may not be successful and, if unsuccessful, the Company's proved reserves and production would decline, which could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to recognize exploration and abandonment expense in 2021.
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
The Company's operations involve utilizing some of the latest drilling and completion techniques as developed by it and its service providers. Risks that the Company faces while drilling horizontal wells include, but are not limited to, the following:
•landing the wellbore in the desired drilling zone;
•staying in the desired drilling zone while drilling horizontally through the formation;
•running casing the entire length of the wellbore; and
•being able to run tools and other equipment consistently through the horizontal wellbore.
Risks that the Company faces while completing wells include, but are not limited to, the following:
•the ability to fracture stimulate the planned number of stages;
•the ability to run tools the entire length of the wellbore during completion operations; and
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory, extension and infill drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2020 include proved undeveloped reserves and proved developed non-producing reserves of 31 MMBbls of oil, 17 MMBbls of NGL and 88 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability and cost of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel, and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Well results vary by formation and geographic area, and the Company generally prioritizes its drilling activities to focus on remaining locations that are believed to offer the highest return. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could materially and adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations, the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could materially and adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a material adverse effect on the Company's proved reserves, financial condition and results of operations.
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
In addition, the Company must dispose of the fluids produced from oil and gas production operations, including produced water, which it does directly or through the use of third party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from seismic events near underground disposal wells that are used for the disposal of produced water resulting from oil and gas activities. In 2016, the United States Geological Survey identified Texas as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. While the agency has seen these rates decrease since that time, concern continues to exist over earthquakes arising from induced seismic activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission has adopted rules governing the permitting or re-permitting

PIONEER NATURAL RESOURCES COMPANY
of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.
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
As of December 31, 2020, the Company owns interests in 11 gas processing plants, including the related gathering systems. There are significant risks associated with the operation of gas processing plants and the associated gathering systems. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of gas processing plants, gathering systems or treating facilities could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
Moreover, while the Company's gas processing and gathering systems generally are not currently subject to FERC or state regulation with respect to rates or terms and conditions of service, there can be no assurance that such processing and gathering operations will continue to be unregulated in the future. Although these facilities may not be directly regulated, other laws and regulations may affect the availability of gas for gathering and processing, such as state regulations regarding production rates and the maximum daily production allowable from gas wells, which could impact the Company's business in these areas. Such regulation could result in additional costs and reduced revenues.
Financial risks.
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

PIONEER NATURAL RESOURCES COMPANY
•global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus, which may reduce the demand for oil, NGL and gas because of reduced global or national economic activity;
•actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•the price and quantity of oil, NGL and LNG imports to and exports from the U.S.;
•technological advances or social attitudes or policies affecting energy consumption and energy supply;
•domestic and foreign governmental legislative efforts, executive actions and regulations, including environmental regulations, climate change regulations and taxation;
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
Commodity prices have historically been, and continue to be, extremely volatile. For example, the Brent oil prices in 2020 ranged from a high of $68.91 to a low of $19.33 per Bbl and the NYMEX gas prices in 2020 ranged from a high of $3.35 to a low of $1.48 per MMBtu. The Company expects this volatility to continue. A further or extended decline in commodity prices could materially and adversely affect the Company's future business, financial condition, results of operations, liquidity or its ability to fund planned capital expenditures, pay dividends or repurchase shares of common stock. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancellable capital and transportation commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
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
Future declines in the price of oil, NGLs and gas could result in a reduction in the carrying value of the Company's proved oil and gas properties, which could materially and adversely affect the Company's results of operations.
Significant or extended price declines could result in the Company having to make downward adjustments to the carrying value of its proved oil and gas properties. The Company performs assessments of the recoverability of its oil and gas properties whenever events or circumstances indicate that the carrying values of those assets may not be recoverable. In order to perform these assessments, management uses various observable and unobservable inputs, including management's outlooks for (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value. For example, during 2018, the Company recorded impairment charges of $77 million attributable to its Raton Basin field in southeast Colorado, primarily due to declines in commodity prices and downward adjustments to the economically recoverable reserves attributable to the asset. The Company may incur impairment charges in the future, which could materially affect the Company's results of operations in the period incurred. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Impairment of oil and gas properties and other long-lived assets" and Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company is a party to debt instruments, a credit facility and other financial commitments that may limit the Company's ability to fund future business and financing activities.
The Company is a borrower under fixed rate senior and convertible notes and maintains a credit facility that was undrawn as of December 31, 2020. The terms of the Company's borrowings specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. In addition, from time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations, including firm purchase, transportation and fractionation commitments, gathering, processing, transportation and storage commitments on uncertain volumes of future throughput, commitments to purchase minimum volumes of goods and services, operating lease agreements and drilling commitments. The Company's financial commitments could have important consequences to its business including, but not limited to, the following:
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
The Company's ability to obtain additional financing is also affected by the Company's debt credit ratings and competition for available debt financing. A ratings downgrade could materially and adversely impact the Company's ability to access debt markets, increase the borrowing cost under the Company's credit facility and the cost of future debt and potentially require the Company to post letters of credit or other forms of credit support for certain obligations.
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

PIONEER NATURAL RESOURCES COMPANY
•other factors the board of directors deems relevant.
The Company can provide no assurance that it will continue to pay dividends or authorize share repurchases at the current rate or at all. Any elimination of or downward revision in the Company's dividend payout or stock repurchase program could have a material adverse effect on the market price of the Company's common stock.
A failure by purchasers of the Company's production to satisfy their obligations to the Company could have a material adverse effect on the Company's results of operation.
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
The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company is unable to predict changes in a counterparty's creditworthiness or ability to perform. Even if the Company accurately predicts sudden changes, the Company's ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, the Company's derivative receivable positions generally increase, which increases the Company's counterparty credit exposure. If any of the Company's counterparties were to default on its obligations under the Company's derivative arrangements, such a default could (i) have a material adverse effect on the Company's results of operations, (ii) result in a larger percentage of the Company's future production being subject to commodity price changes and (iii) increase the likelihood that the Company's derivative arrangements may not achieve their intended strategic purposes.
The Company's derivative risk management activities could result in financial losses, limit the Company's potential gains or fail to protect the Company from declines in commodity prices; the Company may not enter into derivative arrangements with respect to future volumes if prices are unattractive.
The Company's strategy is to enter into derivative arrangements covering a portion of its oil, NGL and gas production to mitigate the effect of commodity price volatility on the Company's net cash provided by operating activities and its net asset value, support the Company's annual capital expenditure plans and planned dividend payments. In addition, Pioneer assumed existing derivative arrangements in the Parsley Acquisition, and they are now part of the Company's consolidated derivative arrangements. These derivative arrangements, on a combined basis, are subject to mark-to-market accounting treatment, and the changes in fair market value of the contracts are reported in the Company's statements of operations each quarter, which may result in significant noncash gains or losses.
While intended to reduce the effects of oil, NGL and gas price volatility, the Company's derivative arrangements may limit the Company's potential gains if prices rise over the price established by such arrangements. Conversely, the Company's derivative arrangements may be inadequate to protect the Company from continuing and prolonged declines in the price of oil, NGL or gas. Global commodity prices are volatile. Such volatility challenges the Company's ability to forecast the price of oil, NGL and gas, and, as a result, it may become more difficult for the Company to manage its derivative arrangements. In trying to manage its exposure to commodity price risk, the Company may end up with too many or too few derivatives, depending upon where commodity prices settle relative to the Company's derivative price thresholds and how the Company's oil, NGL and gas volumes and production mix fluctuate relative to expectations when the derivatives were entered.
The Company's derivative arrangements may also expose the Company to risk of financial loss in certain circumstances, including, but not limited to, when:
•production is less than the contracted derivative volumes;
•the counterparty to the derivative contract defaults on its contract obligations;
•there is a change in the expected differential between the underlying price in the derivative contract and actual prices received; or
•a sudden, unexpected event materially impacts oil and gas prices.
Failure to protect against declines in commodity prices exposes the Company to reduced liquidity when prices decline. A sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the

PIONEER NATURAL RESOURCES COMPANY
prices at which the Company could enter into derivative contracts on future volumes. This could make such transactions unattractive, and, as a result, some or all of the Company's production volumes forecasted for 2021 and beyond may not be protected by derivative arrangements. In addition, the Company's derivatives arrangements may not achieve their intended strategic purposes.
Pioneer's ability to utilize its historic U.S. net operating loss carryforwards and those of Parsley may be limited.
As of December 31, 2020, Pioneer and Parsley had U.S. federal net operating loss carryforwards ("NOLs") of $5.3 billion and $1.2 billion, respectively. Pioneer and Parsley NOLs of $2.8 billion and $611 million, respectively, were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2032 and 2034, respectively, and $2.5 billion and $638 million, respectively, were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely. Pioneer's ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 of the Code ("Section 382") generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least five percent of such corporation's stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation's NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation's stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.
Parsley underwent an ownership change under Section 382 as a result of the Parsley Acquisition, which, based on information currently available, may trigger a limitation (calculated as described above) on Pioneer's ability to utilize any historic Parsley NOLs and could cause some of Parsley's NOLs incurred prior to January 1, 2018 to expire before Pioneer would be able to utilize them to reduce taxable income in future periods. While Pioneer's issuance of stock in the mergers would, standing alone, be insufficient to result in an ownership change with respect to Pioneer, the Company cannot assure that Pioneer will not undergo an ownership change as a result of the mergers taking into account other changes in ownership of Pioneer stock occurring within the relevant three-year period described above. If Pioneer were to undergo an ownership change, it may be prevented from fully utilizing its historic NOLs incurred prior to January 1, 2018.
The Company periodically evaluates its unproved oil and gas properties to determine recoverability of its cost and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2020, the Company carried unproved oil and gas property costs of $576 million. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases and the contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings in the period in which the unproved oil and gas properties is determined to be impaired.
The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2020, the Company had a carrying value for goodwill of $261 million. Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) management's outlook for commodity prices and costs and expenses, (iv) changes in the Company's market capitalization, (v) changes in the Company's weighted average cost of capital and (vi) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired. If incurred, an impairment of the goodwill could result in a material noncash charge to the Company's earnings in the period in which goodwill is determined to be impaired.

PIONEER NATURAL RESOURCES COMPANY
Health, safety and environmental risks.
The Company's operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and gas production may occur, and reduce demand for the oil and gas production it provides.
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.
No comprehensive climate change legislation has been implemented at the federal level, but President Biden may pursue new climate change legislation and has already issued executive orders and may issue more orders or other regulatory initiatives to limit GHG emissions. At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA under the Obama Administration published a CAA final rule in 2016 establishing new source performance standards ("NSPS") for methane, but since that time the EPA has undertaken several measures, including publishing in September 2020 final rule policy and technical amendments to the NSPS, for stationary sources of air emissions. The policy amendments, effective September 14, 2020, notably removed the transmission and storage sector from the regulated source category and rescinded methane and volatile organic compound ("VOC") requirements for the remaining sources that were established by former President Obama's Administration, whereas the technical amendments, effective November 16, 2020, included changes to fugitive emissions monitoring and repair schedules for gathering and boosting compressor stations and low-production wells, recordkeeping and reporting requirements, and more. Various state, industry and environmental groups are separately challenging both the original 2016 standards and the EPA's September 2020 final rules and on January 20, 2021, President Biden issued an executive order, that among other things, directed EPA to reconsider the technical amendments and to issue a proposed rule suspending, revising or rescinding those amendments by no later than September 2021. A reconsideration of the September 2020 policy amendments is expected to follow. The January 20, 2021 executive order also directed the establishment of new methane and VOC standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, President Biden issued executive orders in January 2021 re-committing the United States to the "Paris Agreement," a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, and directed the federal government to formulate the United States' emissions reduction goal under the agreement. Separately, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors.
Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. There are also increasing financial risks for fossil fuel producers and other companies supportive of the oil and gas industry as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies, as President Biden recently signed an executive order calling for the development of a climate finance plan and, separately, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.
Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. The occurrence of any one or more of these developments with respect to climate change initiatives and further

PIONEER NATURAL RESOURCES COMPANY
restrictions on GHG emissions could have a material adverse effect on the Company's business, financial condition and results of operations.
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
In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity, which list included Texas. In response to these concerns, regulators in some states have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Texas has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Other states, such as Oklahoma, have also issued orders for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The occurrence of any one or more of these developments could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company's hydraulic fracturing and former sand mining operations may result in silica-related health issues and litigation that could have a material adverse effect on the Company.
The Company routinely conducts hydraulic fracturing in its drilling and completion programs, which activity requires management and use of significant volumes of sand. Additionally, the Company owns and formerly operated certain sand mining operations. The inhalation of respirable crystalline silica dust is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders, such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect the Company through the threat of product liability or personal injury lawsuits, recently adopted OSHA silica regulations and increased scrutiny by federal, state and local regulatory authorities. The occurrence of significant silica-related health issues as well as any pending or future claims or inadequacies of insurance coverage or contractual indemnification arising out of such issues could have a material adverse effect on the Company's results of operations.
Increasing attention to ESG matters may impact the Company's business.
Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such business entity could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for the Company's hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on its stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for the Company's hydrocarbon products and additional governmental investigations and private litigation.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover,

PIONEER NATURAL RESOURCES COMPANY
certain members of the broader investment community may consider a business entity's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company's stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of the Company's operations by certain investors.
Regulatory risks.
The Company's operations are subject to stringent environmental, oil and gas-related and occupational safety and health legal requirements that could increase its costs of doing business and result in additional operating restrictions, delays or cancellations in the completion of oil and gas wells, which could have a material adverse effect on the Company's business, results of operations and financial condition.
The Company's crude oil and gas exploration and production operations are subject to stringent federal, state and local legal requirements governing among other things, the drilling of wells, rates of production, the size and shape of drilling and spacing units or proration units, the transportation and sale of oil, NGLs and gas, the discharging of materials into the environment, environmental protection and occupational safety and health. These requirements may take the form of laws, regulations, and executive actions, and noncompliance with these legal requirements may subject the Company to sanctions, including administration, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities.
In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and, more recently, in December 2020, the EPA, under the Trump Administration, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis; however, several groups have filed litigation over this December decision, and the NAAQS may be subject to further revision under the Biden Administration. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs.
In another example, in 2015, the EPA and U.S. Army Corps of Engineers ("Corps") under the Obama Administration released a final rule outlining federal jurisdictional reach under the CWA over waters of the United States; including wetlands; however, the 2015 rule was repealed by the EPA and the Corps under the Trump Administration in a final rule that became effective in December 2019. The EPA and the Corps also published a final rule in April 2020 re-defining the term "waters of the United States" as applied under the CWA and narrowed the scope of waters subject to federal regulation. The April 2020 final rule is subject to various pending legal challenges, and there is an expectation that this final rule will be reconsidered by the Biden Administration. If the EPA and the Corps revise the June 2020 final rule in a manner similar to or more stringent than the original 2015 final rule, or if any challenge to the June 2020 final rule is successful, the scope of the Clean Water Act's jurisdiction in areas where the Company conducts operations could again be expanded, which could result in increased costs and delay, restrict or halt permitting or development of projects.
Additionally, the Company's operations are subject to federal and state laws and regulations, including the federal OSHA and comparable state statutes, whose purpose is to protect the health and safety of employees. Among other things, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in the Company's operations and that this information be provided to employees, state and local government authorities and citizens.
Compliance with these legal requirements, or any other new environmental or occupational safety and health laws, regulations or executive actions could, among other things, require the Company to install new or modified emission or safety controls on equipment or processes, incur longer permitting timelines, and incur increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments could impact the Company's oil and gas exploration, production and development activities, which could have a material adverse effect on its business, results of operations and financial condition.

PIONEER NATURAL RESOURCES COMPANY
Laws, regulations and other executive actions or regulatory initiatives regarding hydraulic fracturing could increase the Company's cost of doing business and result in additional operating restrictions, delays or cancellations that could have a material adverse effect on the Company's business, results of operations and financial condition.
The Company routinely conducts hydraulic fracturing in its drilling and completion programs. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies.
At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Also, in 2016, the BLM under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals of one or both of those decisions are expected.
Notwithstanding these regulatory developments, the Biden Administration has issued executive orders, could issue additional executive orders and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, the Biden Administration issued an order on January 20, 2021 temporarily suspending the issuance of new leases and authorizations, including drilling permits on federal lands and waters for a period of 60 days, and subsequently issued a second order on January 27, 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. Further constraints may be adopted by the Biden Administration in the future.
At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where the Company's oil and gas exploration and production activities occur. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
Laws and regulations pertaining to protection of threatened and endangered species or to critical habitat, wetlands and natural resources could delay, restrict or prohibit the Company's operations and cause it to incur substantial costs that may have a material adverse effect on the Company's development and production of reserves.
The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS"), during the Trump Administration, issued a final rule on January 7, 2021, which clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, its nests, or its eggs; however, in 2020, the U.S. District Court for the Southern District of New York vacated a Department of Interior memorandum articulating a similar interpretation. The Company expects that the January 7 rulemaking will be subject to litigation or to reconsideration by the Biden Administration. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. In addition, the FWS may make new determinations on the listing of species as endangered or threatened under the ESA. The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA in the future, could impact the Company's operations. The designation of previously unprotected species or the re-designation of under protected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on its development and production activities that could have a material adverse effect on the Company's ability to develop and produce reserves.

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
In one of the rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued in January 2020 (withdrawing previous proposals from 2013 and 2016), proposed rules imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC's requirements for certain enumerated "bona fide" derivative transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC's aggregation rules are now in effect, although CFTC staff has granted relief until August 12, 2022 from various conditions and requirements in the final aggregation rules. These rules may affect both the size of the positions that the Company may hold and the ability or willingness of counterparties to trade with the Company, potentially increasing the costs of transactions. Moreover, such changes could materially reduce the Company's access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices. As the new position limit rules are not yet final, the impact of those provisions on the Company is uncertain at this time.
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
The full impact of the Dodd-Frank Act and related regulatory requirements upon the Company's business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. In addition, it is possible that the Biden administration could expand regulation of the over-the-counter derivatives market and the entities that participate in that market through either the Dodd-Frank Act or the enactment of new legislation. The Dodd-Frank Act (and any regulations implemented thereunder) and any new legislation could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company

PIONEER NATURAL RESOURCES COMPANY
encounters and reduce the Company's ability to monetize or restructure its existing derivative contracts. Further, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Company's revenues could therefore be materially and adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.
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
Regulation by the CFTC and banking regulators of the over-the-counter derivatives market and market participants could cause the Company's contract counterparties, which are generally financial institutions and other market participants, to curtail or cease their derivatives activities. The Company believes that these regulatory trends have contributed to a reduction in liquidity of the over-the-counter derivatives market, which could make it more difficult to engage in derivative transactions covering significant volumes of the Company's future production, and which could materially and adversely affect the cost and availability of derivatives to the Company. If the Company reduces its use of derivatives as a result of such regulation, the Company's results of operations may become more volatile and its cash flows may be less predictable, which could materially and adversely affect the Company's ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on the Company, its financial condition and its results of operations.
The Company's bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain legal actions between the Company and its stockholders and that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933. These provisions could increase costs to bring a claim, discourage claims or limit the ability of the Company's stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company's directors, officers or other employees.
The Company's bylaws provide to the fullest extent permitted by law that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or agent or stockholder of the Company to the Company or the Company's stockholders, (c) any action against the Company arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action against the Company or any director, officer, other employee or agent of the Company asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company's certificate of incorporation or the Company's bylaws. The Company's bylaws also provided that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933. Although the Company's bylaws provide for an exclusive forum for causes of action under the Securities Act of 1933, its stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company's directors, officers or other employees, which may discourage such lawsuits against the Company or the Company's directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company's bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
Risks associated with the Parsley Acquisition.
The financial and operational synergies attributable to the Parsley Acquisition may vary from expectations.
Pioneer may fail to realize the anticipated benefits and synergies expected from the Parsley Acquisition, which could adversely affect its business, financial condition and operating results. The success of the Parsley Acquisition will depend, in significant part, on Pioneer's ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. Pioneer believes that the addition of Parsley will complement Pioneer's strategy by providing operational and financial scale, increasing free cash flow and enhancing Pioneer's corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Parsley Acquisition. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than

PIONEER NATURAL RESOURCES COMPANY
expected or may take longer to achieve than anticipated. If Pioneer is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Parsley Acquisition within the anticipated timing or at all, Pioneer's business, financial condition and operating results may be adversely affected.
Litigation relating to the Parsley Acquisition could result in substantial costs to the Company.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on the Company's liquidity and financial condition.
The Company, subsidiaries, or persons that have indemnification rights against the Company or its subsidiaries have been sued in connection with the Parsley Acquisition. There can be no assurance that the Company and the other defendants will be successful in the outcome of any such pending or any potential future lawsuits. The defense or settlement of any of these pending or future lawsuits may adversely affect the Company's business, liquidity, financial condition and results of operations.
The Company may be unable to integrate the business of Parsley successfully and/or realize the anticipated benefits of the Parsley Acquisition.
The Parsley Acquisition involves the combination of two companies that operated as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and the Company will be required to devote significant management attention and resources to integrating Parsley's business practices and operations with those of the Company. Potential difficulties that the Company may encounter as part of the integration process include the following:
•the inability to successfully combine the business of Parsley in a manner that permits the Company to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings and other benefits anticipated to result from the Parsley Acquisition;
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
•potential unknown liabilities and unforeseen increased expenses associated with the Parsley Acquisition;
•diversion of the attention of the Company's management; and
•the disruption of, or the loss of momentum in, the Company's ongoing business or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect the Company's ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Parsley Acquisition, or could reduce the Company's earnings or otherwise adversely affect the Company's business and financial results.
The Company's future results will suffer if it does not effectively manage its expanded operations.
As a result of the Parsley Acquisition, the size and geographic footprint of the Company's business has increased. The Company's future success will depend, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and basins and associated increased costs and complexity. The Company may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Parsley Acquisition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2020, 2019 and 2018 is based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI").
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
Corporate Reserves is staffed with reservoir engineers and geoscientists who prepare reserve estimates using reservoir engineering information technology. Corporate Reserves interacts with the exploration and production functions to ensure all available engineering and geologic data is taken into account prior to establishing or revising an estimate. There is oversight of the reservoir engineers by the Director of Reserves who is in turn subject to direct oversight by the Company's management committee ("MC") which is comprised of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other executive officers.
All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for appropriateness and compliance with SEC rules and U.S. GAAP. Annually, the MC reviews the reserve estimates, and any differences with NSAI for the portion of the reserves that it audits, before these estimates are approved. The engineers and geoscientists who participate in the reserve estimation and disclosure process periodically attend training provided by external consultants and through internal Pioneer programs. Additionally, Corporate Reserves has prepared and maintains written policies and guidelines for its staff to reference on reserve estimation and preparation to promote consistency in the preparation of the Company's reserve estimates and compliance with the SEC reserve estimation and reporting rules.
Proved reserves audits. The proved reserves audited by NSAI, in aggregate, represented the following:

	As of December 31,
	2020	2019	2018
Proved reserves audited by NSAI	89%	83%	79%
Pre-tax present value of proved reserves discounted at ten percent audited by NSAI	100%	99%	95%
In connection with the annual reserves audit, NSAI prepared its own estimates of the Company's proved reserves and compared its estimates to those prepared by the Company. NSAI determined that the Company's estimates of reserves were prepared in accordance with the definitions and regulations of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on the Company's proved reserves at December 31, 2020, 2019 and 2018, respectively, based upon their evaluation. NSAI concluded that the Company's estimates of proved reserves were, in the aggregate, reasonable and had been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI's report as of December 31, 2020, which should be read in its entirety, is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Director of Reserves, the technical person who is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. The qualifications of the Director of Reserves include 41 years of international and domestic experience as a petroleum engineer, with 23 years focused on reserves reporting for independent oil and gas companies, including Pioneer. He has an additional 19 years of Permian Basin-focused production engineering, advanced reservoir engineering, petrophysics, consulting and special project research experience with major oil companies. His educational background includes an undergraduate degree in Geological Engineering with a Petroleum Engineering emphasis.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Company's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1998 and has over 40 years of practical experience in petroleum engineering, including over 35 years of experience in the estimation and evaluation of proved reserves.

PIONEER NATURAL RESOURCES COMPANY
He graduated with a Bachelor of Science degree in Petroleum Engineering in 1980 and meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information.
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
Proved Reserves
The Company's oil and gas proved reserves are as follows:

	Proved Reserve Volumes
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	%
As of December 31, 2020:
Developed	539,320	362,584	1,855,607	1,211,172	95%
Undeveloped	29,464	16,603	84,493	60,149	5%
Total proved reserves	568,784	379,187	1,940,100	1,271,321	100%
As of December 31, 2019:
Developed	571,293	268,468	1,429,417	1,077,997	95%
Undeveloped	32,457	13,515	70,096	57,655	5%
Total proved reserves	603,750	281,983	1,499,513	1,135,652	100%
As of December 31, 2018:
Developed	521,579	219,730	1,330,852	963,118	92%
Undeveloped	43,431	21,184	127,722	85,902	8%
Total proved reserves	565,010	240,914	1,458,574	1,049,020	100%
 _____________________
(a)Total proved gas reserves include 115,239 MMcf, 100,236 MMcf and 106,948 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors) as of December 31, 2020, 2019 and 2018, respectively.
The Company's Standardized Measure of total proved reserves are as follows:

	As of December 31,
	2020	2019	2018
	(in millions)
Proved developed reserves	$6,992	$9,386	$10,694
Proved undeveloped reserves	210	348	639
	$7,202	$9,734	$11,333

PIONEER NATURAL RESOURCES COMPANY
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,
	2020	2019	2018
Oil per Bbl	$39.57	$55.93	$65.57
Gas per Mcf	$1.98	$2.58	$3.10
See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Description of Properties
Development and exploratory/extension drilling activity is as follows:

	Year Ended December 31, 2020
	Development	Exploratory/Extension
Beginning wells in progress	5	234
Wells spud	17	218
Less:
Successful wells	13	242
Ending wells in progress	9	210
Average daily oil, NGLs, gas and total production is as follows:

Year Ended December 31, 2020
Oil (Bbls)	210,641
NGL (Bbls)	85,728
Gas (Mcf) (a)	425,307
Total (BOE)	367,253
_____________________
(a)Gas production excludes gas produced and used as field fuel.
Costs incurred is as follows:

Year Ended December 31, 2020
(in millions)
Property acquisition costs:
Unproved	$14
Exploration costs	1,167
Development costs	280
Asset retirement obligations	112
$1,573
With approximately 755,000 gross acres (680,000 net acres), Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field in the Permian Basin of West Texas. Pioneer's interests in the northern portion of the play comprise approximately 560,000 gross acres and its interests in the southern portion of the play, where the Company has a joint venture with Sinochem, comprise approximately 200,000 gross acres. The January 12, 2021 Parsley Acquisition added approximately 290,000 gross acres to the Company's acreage position in the Permian Basin, of which approximately 190,000 gross acres are in the Midland Basin and approximately 100,000 gross acres are in the Delaware Basin. The oil produced from the Permian Basin is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from seven formations, the Spraberry, the Jo Mill, the Dean, the Wolfcamp, Bone Spring, the Strawn and the Atoka, at depths ranging from 7,500 feet to 14,000 feet. The Company believes that it has significant resource potential within its Spraberry, Jo Mill, Wolfcamp and Bone Spring formation acreage, based on the Company and Parsley's extensive geologic data covering the Middle Spraberry, Jo Mill and Lower Spraberry intervals, the Wolfcamp A, B, C and D intervals and the Bone Spring intervals and both the Company and Parsley's drilling results to date.

PIONEER NATURAL RESOURCES COMPANY
During 2020, the Company successfully completed 206 horizontal wells in the northern portion of the play where approximately 40 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 30 percent were Wolfcamp B interval wells and approximately 30 percent were Spraberry and Wolfcamp D interval wells. Additionally, the Company successfully completed 49 horizontal wells in the southern portion of the play where the majority of the wells placed on production were Wolfcamp B interval wells.
The Company continues to complete acreage trades that allow the Company to drill wells with longer laterals, improving the expected returns of the wells. The Company estimates that the acreage trades completed in 2020 added approximately 4 million lateral feet to the Company's drilling inventory.
The Company plans to operate an average of 18 to 20 drilling rigs in the Permian Basin in 2021, with an average of 15 to 17 rigs operating in the northern portion of the Midland Basin, three rigs operating in the southern portion of the Midland Basin and one rig operating in the Delaware Basin on the acquired acreage from Parsley. During 2021, for the Midland Basin, the Company expects approximately 40 percent of its planned horizontal wells to be drilled in the Wolfcamp B interval, 40 percent in the Wolfcamp A interval, 15 percent in the Spraberry intervals and the remaining five percent in the Delaware Basin. The Company expects its Delaware Basin drilling activity to target approximately 60 percent of its planned horizontal wells to be drilled in the Wolfcamp A and B intervals and approximately 40 percent in the Bone Spring intervals.
Selected Oil and Gas Information
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand is affected by general economic conditions, as evidenced by the significant demand reduction during 2020 as a result of the COVID-19 pandemic, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. A decline in oil, NGL and gas prices or poor drilling results could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access the capital markets.
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

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA

	Year Ended December 31, 2020
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	77,086	77,095
NGLs (MBbls)	31,368	31,376
Gas (MMcf)	155,611	155,662
Total (MBOE)	134,389	134,415
Average daily sales volumes:
Oil (Bbls)	210,618	210,641
NGLs (Bbls)	85,706	85,728
Gas (Mcf)	425,167	425,307
Total (BOE)	367,185	367,253
Average prices:
Oil (per Bbl)	$37.24	$37.24
NGLs (per Bbl)	$15.62	$15.62
Gas (per Mcf)	$1.73	$1.73
Revenue (per BOE)	$27.01	$27.01
Average costs (per BOE):
Production costs:
Lease operating	$3.00	$3.00
Gathering, processing and transportation	2.59	2.59
Net natural gas plant/gathering	(0.76)	(0.76)
Workover	0.24	0.24
Total	$5.07	$5.07
Production and ad valorem taxes:
Ad valorem	$0.64	$0.64
Production	1.17	1.17
Total	$1.81	$1.81
Depletion expense	$11.55	$11.55

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2019
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	77,053	77,509
NGLs (MBbls)	25,960	26,398
Gas (MMcf)	128,848	133,245
Total (MBOE)	124,488	126,114
Average daily sales volumes:
Oil (Bbls)	211,104	212,353
NGLs (Bbls)	71,123	72,323
Gas (Mcf)	353,007	365,055
Total (BOE)	341,062	345,518
Average prices:
Oil (per Bbl)	$53.77	$53.77
NGLs (per Bbl)	$19.36	$19.33
Gas (per Mcf)	$1.75	$1.79
Revenue (per BOE)	$39.13	$38.98
Average costs (per BOE):
Production costs:
Lease operating	$4.52	$4.57
Gathering, processing and transportation	2.19	2.24
Net natural gas plant/gathering	(0.60)	(0.59)
Workover	0.72	0.71
Total	$6.83	$6.93
Production and ad valorem taxes:
Ad valorem	$0.62	$0.63
Production	1.76	1.75
Total	$2.38	$2.38
Depletion expense	$12.85	$12.78

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2018
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	66,212	69,583
NGLs (MBbls)	19,878	23,280
Gas (MMcf)	102,934	143,588
Total (MBOE)	103,245	116,794
Average daily sales volumes:
Oil (Bbls)	181,402	190,639
NGLs (Bbls)	54,459	63,780
Gas (Mcf)	282,010	393,391
Total (BOE)	282,862	319,984
Average prices:
Oil (per Bbl)	$57.13	$57.36
NGLs (per Bbl)	$30.32	$29.84
Gas (per Mcf)	$1.90	$2.13
Revenue (per BOE)	$44.37	$42.73
Average costs (per BOE):
Production costs:
Lease operating	$4.27	$4.29
Gathering, processing and transportation	2.21	2.52
Net natural gas plant/gathering	(0.67)	(0.41)
Workover	1.01	0.92
Total	$6.82	$7.32
Production and ad valorem taxes:
Ad valorem	$0.59	$0.60
Production	1.94	1.83
Total	$2.53	$2.43
Depletion expense	$13.42	$12.52

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
Productive oil and gas wells attributable to the Company's properties are as follows:

As of December 31, 2020
Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
6,711	11	6,722	5,836	7	5,843
Developed, undeveloped and royalty leasehold acreage is as follows:

As of December 31, 2020
Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
700,381	626,914	68,390	65,100	106,500
The expiration dates of the leases attributable to gross and net undeveloped acres are as follows:

	As of December 31, 2020
	Acres Expiring (a)
	Gross	Net
2021	8,687	8,317
2022	3,165	2,267
2023	1,496	820
2024	160	51
2025	480	320
Thereafter	54,402	53,325
	68,390	65,100
 _____________________
(a)Acres expiring are based on contractual lease maturities.
All of the 10,584 net acres expiring in 2021 and 2022 are concentrated in the Permian Basin in West Texas, where the Company has an active drilling program and ongoing efforts to extend leases that may not be drilled prior to expiration. The Company currently has no proved undeveloped reserve locations scheduled to be drilled after lease expiration. Additionally, approximately 6,000 of the net acres expiring in 2021 and approximately 53,000 net acres expiring after 2025 are subject to continuous drilling obligations, which the Company expects to meet with its active drilling program.

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

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Productive wells:
Development	13	26	35	12	20	23
Exploratory/extension	242	280	251	218	249	226
Dry holes:
Development	—	—	1	—	—	1
Exploratory/extension	—	1	10	—	1	6
	255	307	297	230	270	256
Success ratio (a)	100%	100%	96%	100%	100%	97%
 ______________________
(a)Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.
Wells in process of being drilled are as follows:

	As of December 31, 2020
	Gross Wells	Net Wells
Development	9	9
Exploratory/extension	210	183
	219	192

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

Name	Position	Age
Scott D. Sheffield	Chief Executive Officer	68
Richard P. Dealy	President and Chief Operating Officer	54
Mark S. Berg	Executive Vice President, Corporate Operations	62
Chris J. Cheatwood	Executive Vice President, Advisor to the Management Committee	60
J.D. Hall	Executive Vice President, Operations	55
Mark H. Kleinman	Executive Vice President and General Counsel	59
Elizabeth A. McDonald	Senior Vice President, Strategic Planning, Field Development and Marketing	42
Neal H. Shah	Senior Vice President and Chief Financial Officer	50
Margaret M. Montemayor	Vice President and Chief Accounting Officer	43
Scott D. Sheffield
Mr. Sheffield has served as the Company's Chief Executive Officer since February 2019, and held the additional title of President from February 2019 through the end of 2020. Previously, he had served as Chief Executive Officer of the Company from 1997 through December 31, 2016, and then as the Executive Chairman until December 31, 2017. He has served as a director of the Company since 1997 and had served as Chairman of the Board from 1999 through February 2019. Mr. Sheffield was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley Petroleum Company, a predecessor of the Company (together with its predecessor companies, "Parker & Parsley"), from January 1989 until the Company was formed in August 1997. Mr. Sheffield joined Parker & Parsley as a petroleum engineer in 1979, was promoted to Vice President - Engineering in September 1981, was elected President and a Director in April 1985, and became Parker & Parsley's Chairman of the Board and Chief Executive Officer on January 19, 1989. Before joining Parker & Parsley, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. Mr. Sheffield is also a director of The Williams Companies, Inc. Mr. Sheffield is a distinguished graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering.
Richard P. Dealy
Mr. Dealy was elected as the Company's President and Chief Operating Officer effective January 1, 2021. Prior to that, Mr. Dealy had served as the Company's Executive Vice President and Chief Financial Officer since November 2004. Mr. Dealy held positions for the Company as Vice President and Chief Accounting Officer from February 1998 to November 2004 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dealy was employed by KPMG LLP. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance and is a Certified Public Accountant.
Mark S. Berg
Mr. Berg joined the Company as Executive Vice President and General Counsel in April 2005, serving in that capacity until January 2014, at which time he assumed broader executive responsibilities, most recently being elected to serve as Executive Vice President, Corporate Operations, in April 2019. Prior to joining the Company, Mr. Berg served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2002. Subsequent to the sale of American General to American International Group, Inc., Mr. Berg joined Hanover Compressor Company as Senior Vice President, General Counsel and Secretary. He served in that capacity from May 2002 through April 2004. Mr. Berg began his career in 1983 with the Houston-based law firm of Vinson & Elkins L.L.P. He was a partner with the firm from 1990 through 1997. Mr. Berg is also a director of ProPetro Holding Corp. and a director and Vice Chairman of Permian Strategic Partnership Inc. Mr. Berg graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Tulane University in 1980. He earned his Juris Doctorate with honors from the University of Texas School of Law in 1983.

PIONEER NATURAL RESOURCES COMPANY
Chris J. Cheatwood
Mr. Cheatwood was elected as an Executive Vice President of the Company in November 2007 and Executive Vice President, Advisor to the Management Committee effective January 1, 2021, having served as Executive Vice President, Field Development and Emerging Technology from April 2019 to January 2021, Executive Vice President and Chief Technology Officer from May 2017 to April 2019, Executive Vice President, Business Development and Geoscience from November 2011 to May 2017, Executive Vice President, Business Development and Technology, from February 2010 to November 2011, Executive Vice President, Geoscience from November 2007 to February 2010, and Executive Vice President - Worldwide Exploration from January 2002 to November 2007. He also served as Senior Vice President - Worldwide Exploration from December 2000 to January 2002 and Vice President - Domestic Exploration from July 1998 to December 2000. Before joining the Company, Mr. Cheatwood spent ten years with Exxon Corporation. Mr. Cheatwood is a graduate of the University of Oklahoma with a Bachelor of Science degree in Geology and earned his Master of Science degree in Geology from the University of Tulsa.
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
Elizabeth A. McDonald
Ms. McDonald was elected as the Company's Senior Vice President, Strategic Planning, Field Development and Marketing, effective January 1, 2021. Ms. McDonald had previously held positions for the Company as Vice President, Permian Strategic Planning and Field Development, from May 2019 to January 2021, Vice President, Permian Infrastructure Development and Operations, from April 2018 to May 2019, Vice President, South Texas Asset Team, from March 2017 to April 2018, and Vice President, South Texas Subsurface, from August 2014 to March 2017. She joined the Company in 2005 as a reservoir engineer on the Engineering and Development team focused on the Gulf of Mexico and North Africa exploration projects, and has held a number of positions, including as Senior Reservoir Engineering Manager – South Texas Asset Team, Manager of Planning – Corporate Finance, Business Analyst – Worldwide Operations, Senior Reservoir Engineer – Central Gulf Coast Exploration and Reservoir Engineer – Engineering and Development. Ms. McDonald earned a Bachelor of Science, Petroleum Engineering degree in 2001 from Texas A&M University and is a registered professional engineer in Texas.
Neal H. Shah
Mr. Shah was elected as the Company's Senior Vice President and Chief Financial Officer, effective January 1, 2021. Mr. Shah joined the Company in June 2017 as Vice President, Investor Relations. Before joining the Company, Mr. Shah served as Senior Equity Research Analyst at Thrivent Asset Management from June 2016 to June 2017, and as Vice President at Nuveen LLC from March 2006 to June 2016. He has a financial and equity research background and has held various financial analysis positions at Piper Jaffray & Company, RBC Capital Markets and Goldman Sachs & Company. Mr. Shah earned a Bachelor of Science degree in Electrical Engineering from Louisiana State University and a Master of Business Administration degree from the Booth School of Business at the University of Chicago, where he was a Siebel Scholar and a recipient of the Irwin J. Biederman Leadership award.

PIONEER NATURAL RESOURCES COMPANY
Margaret M. Montemayor
Ms. Montemayor was elected as the Company's Vice President and Chief Accounting Officer in March 2014, having previously served the Company as Vice President and Corporate Controller since January 2014, Corporate Controller from April 2012 to December 2013 and Director of Technical Accounting and Financial Reporting from June 2010 to March 2012. Prior to joining the Company, Ms. Montemayor spent ten years in public accounting with both Arthur Andersen and PricewaterhouseCoopers, serving in Dallas, Texas and Zurich, Switzerland. Ms. Montemayor graduated from St. Mary's University in San Antonio, Texas with a Bachelor of Business Administration degree in Accounting and a Master of Business Administration degree and is a Certified Public Accountant.
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
As of February 22, 2021, the Company's common stock was held by 9,082 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended December 31, 2020
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
October 2020	749	$83.00	—	$1,090,693,886
November 2020	453	$79.56	—	$1,090,693,886
December 2020	14,638	$110.85	—	$1,090,693,886
	15,840		—
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
The graph below compares the cumulative total stockholder return on the Company's common stock during the five-year period ended December 31, 2020, with cumulative total returns during the same period for the Standard & Poor's ("S&P") 500 Index and the S&P Oil and Gas Exploration & Production Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Pioneer
S&P 500 Index
S&P O&G E&P Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31,
	2015	2016	2017	2018	2019	2020
Pioneer Natural Resources Company	$100.00	$143.69	$138.00	$105.20	$122.11	$94.22
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Oil & Gas Exploration & Production	$100.00	$132.86	$124.48	$100.20	$112.25	$72.49
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

PIONEER NATURAL RESOURCES COMPANY
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Financial and Operating Performance
Pioneer's financial and operating performance for 2020 included the following highlights:
•Net loss attributable to common stockholders was $200 million ($1.21 per diluted share) for the year ended December 31, 2020, as compared to net income of $773 million ($4.59 per diluted share) in 2019. The primary components of the $973 million decrease in net income (loss) attributable to common stockholders include:
•a $1.3 billion decrease in oil and gas revenues, primarily due to a 31 percent decrease in average realized commodity prices per BOE, partially offset by a six percent increase in daily sales volumes due to the Company's successful horizontal drilling program in the Permian Basin;
•a $522 million decrease in net sales of purchased commodities due to a decrease in margins on the Company's downstream Gulf Coast refinery and export oil sales;
•a $336 million decrease in derivative results, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms; and
•a $143 million decrease in interest and other income (loss), primarily related to noncash valuation adjustments associated with the Company's investment in an affiliate, net proceeds received in 2019 from the sale of the Company's investment in its corporate headquarters and a decrease in interest income.
Partially offset by:
•a $486 million increase in the gain (loss) on disposition of assets (from a net loss on disposition of assets in 2019 to a net gain on disposition of assets in 2020), primarily due to the 2019 net loss recorded on the divestiture of the Company's Eagle Ford assets and other remaining South Texas assets in May 2019 (the "South Texas Divestiture");
•a $296 million reduction in income taxes primarily due to the decrease in earnings between 2020 and 2019;
•a $249 million decrease in production costs, including taxes, primarily attributable to (i) the Company's cost saving initiatives to lower production costs and (ii) the reduction in production taxes as a result of the aforementioned 31 percent decrease in average realized commodity prices per BOE;
•a $127 million decrease in other expense, primarily related to decreases of (i) $80 million in employee-related charges associated with the 2020 and 2019 corporate restructurings and the Company's 2020 staffing reduction in its well services business, (ii) $83 million related to asset divestitures, decommissioning and impairments, (iii) $58 million in firm transportation charges on excess pipeline capacity commitments and (iv) $42 million in corporate headquarters relocation-related costs, partially offset by increases of (i) $80 million in the Company's net forecasted deficiency fee obligation and receivable associated with the South Texas Divestiture, (ii) $55 million in idle frac fleet fees, stacked drilling rig charges and drilling rig early terminations charges and (iii) $27 million in early extinguishment of debt charges;
•an $80 million decrease in general and administrative expense primarily due to (i) the effect of the Company's 2019 and 2020 corporate restructurings, which resulted in employee headcount reductions and decreased salaries and benefits and (ii) the Company's reduction of additional overhead related costs during 2020 through voluntary salary reductions by the Company's officers and board of directors, reductions in estimated cash incentive compensation, benefit reductions and other cash cost reductions as a result of the Company's response to the COVID-19 pandemic's impact on oil demand and prices; and
•a $72 million decrease in DD&A expense, primarily due to additions to proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
•During 2020, average daily sales volumes increased on a BOE basis by six percent to 367,253 BOEPD, as compared to 345,518 BOEPD during 2019, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
•Average oil and NGL prices decreased per Bbl in 2020 to $37.24 and $15.62, respectively, as compared to $53.77 and $19.33, respectively, in 2019. Average gas prices decreased per Mcf in 2020 to $1.73 as compared to $1.79 in 2019.
Parsley Acquisition
The Company completed the Parsley Acquisition on January 12, 2021. Parsley's results of operations will be consolidated with the Company's interim consolidated financial statements beginning on January 12, 2021. See Item 1.
Business - Acquisition Activities" and Note 19 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
First Quarter 2021 Outlook
The first quarter of 2021 is expected to continue to have a high degree of uncertainty related to how long it will take to return to a balanced oil supply and demand environment. As a result, the Company's future operating and financial results will depend on various factors beyond the Company's control, such as: the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions to combat the virus, which is expected to directly impact the recovery of world economic growth and the demand for oil; the impact of U.S. energy, monetary, environmental and trade policies; fiscal challenges facing the United States federal government; geopolitical issues globally, especially in the Middle East; the extent to which OPEC members and some nonmembers, including Russia, adhere to and agree to extend cuts to their oil production quotas; and uncertainty in oil demand fundamentals associated with governmental policy aimed at redirecting fossil fuel consumption towards lower carbon energy.
Based on current estimates, the Company expects the following operating and financial results for the first quarter of 2021, which includes the effects of the Parsley Acquisition (from the date of acquisition) and the February 2021 winter storms in West Texas:

Three Months Ending March 31, 2021
Preliminary Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	444 - 470
Average daily oil production (MBbls)	259 - 274
Production costs per BOE	$6.50 - $8.00
DD&A per BOE	$11.25 - $13.25
Exploration and abandonments expense	$10 - $20
General and administrative expense	$65 - $75
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$38 - $43
Other expense	$10 - $20
Cash flow impact from firm transportation (a)	$(60) - $(30)
Current income tax provision (benefit)	<$5
Effective tax rate	21% - 25%
_____________________
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
During February 2021, the Company's operations in West Texas were significantly impacted by winter weather that brought abnormally cold temperatures, along with snow and icy conditions across the state of Texas. The extreme winter weather impacted production operations, midstream infrastructure and power providers throughout the state, along with many other services. As a result, most of the Company's production was offline for about a week. Early in the weather event, the Company attempted to perform or otherwise satisfy its firm gas sales commitments, but as the impacts of the winter weather became clearer, the Company subsequently issued force majeure notices to its customers given the inability to perform such contracts for a variety of reasons, including significant production being offline, interruptions to midstream operations, the inability to flow gas to markets due to infrastructure downtime and compliance with government orders to direct any available gas volumes towards supporting power generation. Certain of the Company's customers have alleged that the Company's force majeure notices were improper under the applicable contracts. The Company estimates that it incurred incremental cash costs of $75 million to $85 million in connection with its firm gas sales commitments early in the weather event.
2021 Capital Budget
The Company's capital budget for 2021 is expected to be in the range of $2.5 billion to $2.8 billion, consisting of $2.3 billion to $2.6 billion for drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, $100 million of estimated Parsley integration costs and $90 million for water infrastructure, well services and vehicles. The 2021 capital budget excludes acquisitions, asset retirement obligations, capitalized interest and geological and geophysical general and administrative expense and corporate facilities.

PIONEER NATURAL RESOURCES COMPANY
The 2021 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's credit facility.
Divestitures, Decommissioning and Restructuring Activities
Divestitures.
In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin to an unaffiliated third party for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale.
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
In May 2019, the Company completed the South Texas Divestiture to an unaffiliated third party in exchange for total consideration having an estimated fair value of $210 million. The fair value of the consideration included (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. The Company recorded a loss of $525 million and recognized employee-related charges of $19 million associated with the sale.
Contingent Consideration. Per the terms of the South Texas Divestiture, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period prior to the settlement of the contingent consideration in July 2020 when the Company received cash proceeds of $49 million from the buyer to fully satisfy the contingent consideration. The Company recorded a noncash loss of $42 million to interest and other income during the year ended December 31, 2020 associated with the settlement.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determines the fair value of the deficiency fee obligation using a probability weighted discounted cash flow model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, based on the estimated timing of payments. During the year ended December 31, 2020, the Company recorded a charge of $84 million in other expense in the consolidated statements of operations, to increase the Company's forecasted deficiency fee payments as a result of a reduction in planned drilling activities by the buyer of the assets. The estimated remaining deficiency fee obligation was $333 million as of December 31, 2020.
Deficiency Fee Receivable. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determines the fair value of the deficiency fee receivable using a credit risk-adjusted valuation model. During the year ended December 31, 2020, the Company recorded an increase to the Company's long-term deficiency fee receivable of $4 million in other expense in the consolidated statements of operations, to reflect the buyer's share of 2020 deficiency fees which were greater than originally forecasted as of the date of the sale. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets.
Decommissioning.
In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources.
•During 2019, the Company recorded $23 million of accelerated depreciation, $13 million of inventory and other property and equipment impairment charges and $12 million of sand mine closure-related costs.

PIONEER NATURAL RESOURCES COMPANY
•During 2018, the Company recorded $443 million of accelerated depreciation and $7 million of employee-related charges associated with the shutdown.
Restructuring.
During the third quarter of 2020, the Company announced a corporate restructuring to reduce its staffing levels to correspond with a planned reduction in future activity levels. The restructuring resulted in approximately 300 employees being involuntarily separated from the Company in October 2020. The Company recorded $78 million of employee-related charges, including $5 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, in other expense in the consolidated statements of operations during the year ended December 31, 2020. See Note 3, Note 8 and Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
In June 2020, the Company implemented changes to its well services business, including a staffing reduction of approximately 50 employees. The changes were made to more closely align the well services cost structure and headcount with the Company's reduction in expected activity levels as a result of the COVID-19 pandemic's impact on oil prices. The Company recorded $1 million of employee-related charges in other expense in the consolidated statements of operations during the year ended December 31, 2020 related to the staffing reductions in its well services business.
During 2019, the Company implemented a corporate restructuring to align its cost structure with the needs of a Permian Basin-focused company (the "2019 Corporate Restructuring Program"). The 2019 Corporate Restructuring Program occurred in three phases as follows:
•In March 2019, the Company made certain changes to its leadership and organizational structure, which included the early retirement and departure of certain officers of the Company,
•In April 2019, the Company adopted a voluntary separation program ("VSP") for certain eligible employees, and
•In May 2019, the Company implemented an involuntary separation program ("ISP").
During 2019, the Company recorded $159 million of employee-related charges, including $26 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, associated with the 2019 Corporate Restructuring Program.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding Divestitures, Decommissioning and Restructuring activities.
Results of Operations
Results of operations should be read together with the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. See the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's 2019 results of operations as compared to the Company's 2018 results of operations.
Oil and gas revenues. The Company's revenues are derived from sales of oil, NGL and gas production. Increases or decreases in the Company's revenues, profitability and future production are highly dependent on commodity prices. Prices are market driven and future prices will fluctuate due to supply and demand factors, availability of transportation, seasonality, geopolitical developments and economic factors, among other items.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Oil and gas revenues	$3,630	$4,916	$(1,286)

PIONEER NATURAL RESOURCES COMPANY
Average daily sales volumes are as follows:

	Year Ended December 31,
	2020	2019	% Change
Oil (Bbls)	210,641	212,353	(1%)
NGLs (Bbls)	85,728	72,323	19%
Gas (Mcf) (a)	425,307	365,055	17%
Total (BOE)	367,253	345,518	6%
____________________
(a)Gas production excludes gas produced and used as field fuel.
Average daily sales volumes per BOE increased for the year ended December 31, 2020, as compared to 2019, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. The increase in NGL and gas volumes primarily reflects (i) increasing wet gas production (as a percentage of a horizontal wells total production) over time, (ii) new processing facilities and takeaway capacity being placed into service during 2019 and 2020, which had the effect of lowering line pressures and (iii) increased recovery rates for NGLs. The decrease in oil volumes for the year ended December 31, 2020, as compared to 2019, was primarily due to the Company's reduced drilling and completion activity and proactively curtailing lower-margin, higher-cost vertical well production during 2020 as a result of the reduced oil price environment.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. The average prices are as follows:

	Year Ended December 31,
	2020	2019	% Change
Oil per Bbl	$37.24	$53.77	(31%)
NGLs per Bbl	$15.62	$19.33	(19%)
Gas per Mcf	$1.73	$1.79	(3%)
Total per BOE	$27.01	$38.98	(31%)
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with these transactions are included in purchased commodities expense.
The net effect of third party purchases and sales of commodities is as follows:

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Sales of purchased commodities	$3,394	$4,755	$(1,361)
Purchased commodities	3,633	4,472	(839)
Net effect on earnings	$(239)	$283	$(522)
The $522 million decrease in net sales of purchased commodities for the year ended December 31, 2020, as compared to 2019, is primarily due to (i) a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, and was subsequently sold in February 2020 and March 2020, respectively, at lower prices (this oil inventory is sold in the following month at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices)) and (ii) a decrease in 2020 margins on the Company's downstream Gulf Coast refinery and export oil sales.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Interest and other income (loss), net.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Interest and other income (loss), net	$(67)	$76	$(143)
The decrease in interest and other income for the year ended December 31, 2020, as compared to 2019, is primarily due to (i) a noncash loss of $64 million attributable to the decrease in fair value of the Company's investment in affiliate as compared to a noncash gain of $15 million for the same period in 2019, (ii) a net gain of $56 million related to the 2019 sale of the Company's investment in its corporate headquarters and (iii) a $12 million decrease in interest income, partially offset by a $7 million increase in sales and use tax refunds.
See Note 15 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative gain (loss), net.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Noncash derivative gain (loss), net	$(325)	$8	$(333)
Cash receipts on settled derivative instruments, net (a)	44	47	(3)
Derivative gain (loss), net	$(281)	$55	$(336)
____________________
(a)Includes a $22 million loss related to interest rate derivatives for the year ended December 31, 2020.
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
Commodity derivatives and the relative price impact are as follows:

	Year Ended December 31,
	2020			2019
	Net Cash Receipts (Payments)	Price Impact		Net Cash Receipts (Payments)	Price Impact
	(in millions)			(in millions)
Oil derivative receipts (a)	$80	$1.03	per Bbl	$75	$0.97	per Bbl
Gas derivative payments (b)	(3)	$(0.02)	per Mcf	(28)	$(0.21)	per Mcf
Total net commodity derivative receipts	$77			$47
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2020 and 2021 Brent collar contracts with short puts for cash payments of $11 million for the year ended December 31, 2020.
(b)Excludes the effect of liquidating certain of the Company's 2021 NYMEX swap contracts for cash receipts of $1 million for the year ended December 31, 2020.
The Company's open derivative contracts are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Gain (loss) on disposition of assets, net.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Gain (loss) on disposition of assets, net	$9	$(477)	$486

PIONEER NATURAL RESOURCES COMPANY
The Company's gain (loss) on disposition of assets is primarily attributable to the following divestitures:

Asset Sold	Completion Date	Net Gain (Loss) Recorded
		(in millions)
Year Ended December 31, 2020:
Upton County - Permian Basin acreage and wells	May 2020	$6
Other		$3
Year Ended December 31, 2019:
Martin County - Permian Basin acreage	June/July 2019	$57
South Texas Divestiture	May 2019	$(525)
Other		$(9)
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Oil and gas production costs.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Oil and gas production costs	$682	$874	$(192)
Total production costs per BOE are as follows:

	Year Ended December 31,
	2020	2019	% Change
Lease operating expense (a)	$3.00	$4.57	(34%)
Gathering, processing and transportation expense (b)	2.59	2.24	16%
Workover costs (a)	0.24	0.71	(66%)
Net natural gas plant income (c)	(0.76)	(0.59)	29%
	$5.07	$6.93	(27%)
_____________________
(a)Lease operating expense and workover costs represent the components of oil and gas production costs over which the Company has management control.
(b)Gathering, processing and transportation expense represents the costs to gather, process, fractionate and transport the Company's gas and NGLs to their point of sale.
(c)Net natural gas plant income represents the earnings from the Company's ownership share of gas processing facilities that gather and process the Company's and third party gas.
Lease operating expense per BOE decreased for the year ended December 31, 2020, as compared to 2019, primarily due to (i) the Company's cost saving initiatives to lower production costs and (ii) the impact of the sale of the Company's South Texas assets in May 2019, which had a higher lease operating expense per BOE than the Company's Permian Basin assets. Gathering, processing and transportation expense per BOE increased due to a higher proportion of the Company's total production being attributable to gas and NGL production, higher NGL recoveries and incremental costs associated with new processing facilities and pipeline takeaway capacity for the Company's gas and NGL production. Workover costs per BOE decreased primarily due to reduced workover activity as a result of lower commodity prices being realized in 2020, which reduced the economic benefit of repairing many of the Company's marginal vertical wells. Net natural gas plant income per BOE increased primarily due to new processing facilities brought online in 2019 and 2020 that resulted in higher NGL recoveries and reduced plant operating expenses.
Production and ad valorem taxes.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Production and ad valorem taxes	$242	$299	$(57)

PIONEER NATURAL RESOURCES COMPANY
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Year Ended December 31,
	2020	2019	% Change
Production taxes	$1.17	$1.75	(33%)
Ad valorem taxes	0.64	0.63	2%
	$1.81	$2.38	(24%)
Production taxes per BOE decreased for the year ended December 31, 2020, as compared to 2019, primarily due to the decrease in oil and NGL prices.
 Depletion, depreciation and amortization ("DD&A") expense.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Depletion, depreciation and amortization	$1,639	$1,711	$(72)
Total DD&A expense per BOE is as follows:

	Year Ended December 31,
	2020	2019	% Change
DD&A	$12.19	$13.56	(10%)
Depletion expense	$11.55	$12.78	(10%)
The decrease in DD&A per BOE and depletion expense per BOE for the year ended December 31, 2020, as compared to 2019, is primarily due to additions of proved reserves attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Exploration and abandonments expense.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Geological and geophysical	$36	$49	$(13)
Exploratory/extension well costs	—	4	(4)
Leasehold abandonments and other	11	5	6
	$47	$58	$(11)
The decrease in geological and geophysical costs for the year ended December 31, 2020, as compared to 2019, is primarily due to a decrease in geological and geophysical personnel costs as a result of (i) the 2020 cost reduction initiatives in response to the COVID-19 pandemic, (ii) the 2020 Corporate Restructuring and (iii) the 2019 Corporate Restructuring Program (collectively the "2019 and 2020 Overhead Cost Reduction Initiatives"). The increase in leasehold abandonment costs is primarily due to the abandonment of certain unproved properties that the Company no longer plans to drill before the leases expire.
During 2020 and 2019, the Company completed and evaluated 242 and 281 exploration/extension wells, respectively, and 100 percent and 96 percent, respectively, were successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
General and administrative expense.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Noncash general and administrative expense	$42	$53	$(11)
Cash general and administrative expense	202	271	(69)
	$244	$324	$(80)
Total general and administrative expense per BOE is as follows:

	Year Ended December 31,
	2020	2019	% Change
Noncash general and administrative expense	$0.31	$0.42	(26%)
Cash general and administrative expense	1.51	2.15	(30%)
	$1.82	$2.57	(29%)
The decrease in noncash general and administrative expense per BOE for the year ended December 31, 2020, as compared to 2019, is primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets and a decrease in employee share-based compensation amortization due to reduced staffing levels associated with the 2019 and 2020 Overhead Cost Reduction Initiatives.
The decrease in cash general and administrative expense per BOE for the year ended December 31, 2020, as compared to 2019, is primarily due to a decrease in corporate staffing levels and the Company's 2019 and 2020 Overhead Cost Reduction Initiatives.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest expense.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Noncash interest expense	$51	$9	$42
Cash interest expense	78	112	(34)
	$129	$121	$8
The increase in noncash interest expense for the year ended December 31, 2020, as compared to 2019, is primarily due to (i) amortization of the discount attributable to the issuance of convertible senior notes in May 2020 that was recorded to additional paid-in capital in the accompanying consolidated balance sheets and (ii) accretion associated with the Company's corporate headquarters that was capitalized as a finance lease in November 2019.
The decrease in cash interest expense is primarily due to the repayment of $450 million of 7.50% senior notes that matured in January 2020 and the Company's partial repayment of $360 million of its 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028 as a result of the Company's tender offer for these notes in May 2020, partially offset by the issuance in May 2020 and August 2020, respectively, of $1.3 billion of 0.25% convertible senior notes due 2025 and $1.1 billion of 1.90% senior notes due 2030.
The weighted average cash interest rate on the Company's indebtedness for the year ended December 31, 2020 decreased to 2.2 percent, as compared to 5.0 percent for the year ended December 31, 2019.
See Note 2 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information and for the Company's assessment of the impact of the adoption of Accounting Standards Codification 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity".

PIONEER NATURAL RESOURCES COMPANY
Other expense.

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Other expense	$321	$448	$(127)
The decrease in other expense for the year ended December 31, 2020, as compared to 2019, is primarily related to decreases of (i) $80 million in employee-related charges associated with the 2019 and 2020 Overhead Cost Reduction Initiatives, (ii) $83 million related to asset divestitures, decommissioning and impairments, (iii) $58 million in firm transportation charges on excess pipeline capacity commitments and (iv) $42 million in corporate headquarters relocation-related costs, partially offset by increases of (i) $80 million in the Company's net forecasted deficiency fee obligation and receivable associated with the South Texas Divestiture, (ii) $55 million in idle frac fleet fees, stacked drilling rig charges and drilling rig early terminations charges and (iii) $27 million in early extinguishment of debt charges.
See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Income tax benefit (provision).

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Income tax benefit (provision)	$61	$(235)	$296
Effective tax rate	23%	23%	—%
The decrease in income taxes for the year ended December 31, 2020, as compared to 2019, is primarily due to a decrease of $1.3 billion in income before income taxes.
See Note 17 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Liquidity and Capital Resources
Liquidity. In response to the COVID-19 pandemic, the Company implemented measures to reduce, defer or cancel certain planned capital expenditures and reduce its overall cost structure commensurate with its expected level of activities. Additionally, as described in financing activities below, the Company enhanced its liquidity position by refinancing a portion of its existing debt and issuing new debt, with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt.
The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its credit facility (the "Credit Facility"), (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets. In January 2021, Pioneer entered into the First Amendment to Credit Agreement, with the primary changes being to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the credit facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing.
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases and (v) working capital obligations. Funding for these requirements may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
Capital resources.
See the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's 2019 capital resources as compared to the Company's 2018 capital resources.
As of December 31, 2020, the Company had no outstanding borrowings under its Credit Facility, and was in compliance with all of its debt covenants. The Company also had unrestricted cash on hand of $1.4 billion as of December 31, 2020.

PIONEER NATURAL RESOURCES COMPANY
Sources and uses of cash in 2020, as compared to 2019, are as follows:

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Net cash provided by operating activities	$2,083	$3,115	$(1,032)
Net cash used in investing activities	$(1,668)	$(2,447)	$(779)
Net cash provided by (used in) financing activities	$381	$(788)	$1,169
Operating activities. The decrease in net cash flow provided by operating activities in 2020, as compared to 2019, is primarily due to (i) decreases in the Company's oil and NGL revenues as a result of decreases in commodity prices and (ii) a $522 million decrease in net sales of purchased oil and gas due to a decrease in margins on the Company's downstream Gulf Coast refinery and export oil sales, partially offset by the Company's overall lower cost structure due to its operating cost reduction efforts and its 2019 and 2020 Overhead Cost Reduction Initiatives.
Investing activities. The decrease in net cash flow used in investing activities during 2020, as compared to 2019, is primarily due to decreases in additions to oil and gas properties and additions of other assets and other property and equipment of $1.5 billion. The reduction in 2020 investing activities reflects the Company's reduced capital budget and cost reduction efforts, partially offset by a decrease in the sale of investments and the disposition of assets of $624 million and $89 million, respectively. The Company's investing activities during the year ended December 31, 2020 were primarily funded by net cash provided by operating activities.
Financing activities. The Company's significant financing activities are as follows:
•2020: The Company (i) received $1.1 billion from the issuance of 1.90% senior notes, net of issuance costs and discounts, (ii) received $1.3 billion from the issuance of the 0.25% convertible senior notes, net of issuance fees, (iii) paid $113 million to enter into capped call transactions with certain financial institution counterparties associated with the convertible senior notes issuance, (iv) paid an aggregate total of $748 million associated with the early repayment of a portion of the 3.45% senior notes, 3.95% senior notes and 7.20% senior notes, (v) repaid $450 million associated with the maturity of its 7.50% senior notes in January 2020, (vi) paid dividends of $346 million, (vii) repurchased $176 million of its common stock and (viii) paid $173 million of other liabilities.
•2019: The Company repurchased $653 million of its common stock and paid dividends of $127 million.
Dividends/distributions. During the year ended December 31, 2020, the Company's board of directors declared dividends of $2.20 per common share, compared to dividends declared of $1.20 per common share during the year ended December 31, 2019. The Company paid aggregate dividends of $346 million during 2020 and $127 million during 2019. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at the time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2020, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (iii) indemnification obligations following certain divestitures.
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
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of December 31, 2020. See "Item 2. Properties" and Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Long-term debt. As of December 31, 2020, the Company's outstanding debt is comprised of senior notes and convertible senior notes. The senior notes and convertible senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company. See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Leases. The Company's short-term and long-term operating lease obligations primarily relate to contracted drilling rigs, equipment and office facilities. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative obligations. The Company's short-term and long-term derivative obligations represent net liabilities determined in accordance with master netting arrangements for commodity derivatives that were valued as of December 31, 2020. The Company's commodity derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of December 31, 2020. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are comprised of litigation and environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Note 9 and Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Book capitalization and current ratio. The Company's net book capitalization at December 31, 2020 was $13.4 billion, consisting of cash and cash equivalents of $1.4 billion, debt of $3.3 billion and equity of $11.6 billion. The Company's net debt to book capitalization increased to 14 percent at December 31, 2020 from 12 percent at December 31, 2019. The Company's ratio of current assets to current liabilities was 1.36:1 at December 31, 2020, as compared to 0.88:1 at December 31, 2019.
Debt ratings. The Company is rated as investment grade by three credit rating agencies. The Company's credit ratings are subject to regular reviews by the credit rating agencies. The Company believes that each of the rating agencies considers many factors in determining the Company's ratings, including: (i) production growth opportunities, (ii) liquidity, (iii) debt levels, (iv) asset composition and (v) proved reserve mix. A reduction in the Company's debt ratings could increase the interest rates that the Company incurs on Credit Facility borrowings and could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.
Financing activities in connection with the Parsley Acquisition.
On the closing date of the Parsley Acquisition, Parsley merged into a newly formed wholly-owned subsidiary of the Company, and the subsidiaries of Parsley, including Jagged Peak Energy LLC ("Jagged Peak"), became indirect subsidiaries of the Company. In January 2021, the Company issued $750 million of 0.750% Senior Notes that will mature January 15, 2024,

PIONEER NATURAL RESOURCES COMPANY
$750 million of 1.125% Senior Notes that will mature January 15, 2026 and $1 billion of 2.150% Senior Notes that will mature January 15, 2031 (the "January 2021 Senior Notes Offering"). The Company received proceeds, net of $18 million of issuance costs and discounts, of $2.5 billion. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Company used the proceeds from the January 2021 Senior Notes Offering to (i) pay $1.6 billion to redeem Parsley's 5.250% Senior Notes due 2025, Parsley's 5.375% Senior Notes due 2025 and Jagged Peak's 5.875% Senior Notes due 2026, and (ii) pay $852 million to purchase a portion of the outstanding Parsley 5.625% Senior Notes due 2027 and 4.125% Senior Notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% Senior Notes due 2027 and 4.125% Senior Notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days. Following the completion of the tender offers, an aggregate principal amount of $179 million of Parsley's 5.625% Senior Notes due 2027 and $138 million of Parsley's 4.125% Senior Notes due 2028 remained outstanding. See Note 19 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
Proved reserve estimates. Estimates of the Company's proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a proved reserve estimate is a function of:
•the quality and quantity of available data;
•the interpretation of that data;
•the accuracy of various mandated economic assumptions; and
•the judgment of the persons preparing the estimate.
The Company's proved reserve information included in this Report as of December 31, 2020, 2019 and 2018 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2020 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2020 Standardized Measure on a twelve month average of commodity prices on the first day of each month in 2020 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 2. Properties" and Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
Impairment of proved oil and gas properties. The Company reviews its proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon estimated future recoverable proved and risk-adjusted probable and possible reserves, commodity price outlooks, production and capital costs expected to be incurred to recover the reserves, discount rates commensurate with the nature of the properties and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Impairment of unproved oil and gas properties. Management assesses unproved oil and gas properties for impairment on a project-by-project basis. Such assessments are affected by the results of exploration activities, commodity price outlooks, planned future property sales or the expiration of all or a portion of such projects.
Suspended wells. The Company suspends the costs of exploratory/extension wells that discover hydrocarbons pending a final determination of the commercial potential of the discovery. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions. If the Company decides not to pursue additional appraisal activities or development of these fields, the costs of these wells will be charged to exploration and abandonment expense.
The Company does not carry the costs of drilling an exploratory/extension well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met:
•The well has found a sufficient quantity of reserves to justify its completion as a producing well; and
•The Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the well has found sufficient quantities of proved reserves to sanction the project or is determined to be noncommercial and is impaired. See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefits is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. As of December 2020, the Company did not have any unrecognized tax benefits. See Note 17 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Goodwill impairment. The Company reviews its goodwill for impairment at least annually. During the third quarter of 2020, the Company performed a qualitative assessment of goodwill to assess whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to record a noncash impairment charge. The Company determined that it was more likely than not that the Company's goodwill was not impaired. There is considerable judgment involved in estimating fair values, particularly in determining the valuation methods and the weighting to use for each method if multiple valuation methods are applied.
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
Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Company measures and records at fair value on a recurring basis include equity investments, deferred compensation plan assets, commodity derivative contracts and interest rate contracts. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities that the Company measures and records at fair value on a nonrecurring basis include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt and investments. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

PIONEER NATURAL RESOURCES COMPANY
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and sales of purchased oil and gas. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2020, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of December 31, 2020, the Company had no variable rate debt outstanding under the Credit Facility and therefore no related exposure to interest rate risk. As of December 31, 2020, the Company had $3.3 billion of fixed rate long-term debt outstanding with an weighted average cash interest rate of 2.2 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk if the Company becomes subject to exposure to interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Commodity price risk. The Company's primary market risk exposure is tied to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus various index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to pay contractual obligations and dividends. The Company mitigates its commodity price risk through the use of derivative financial instruments, sales of purchased oil and gas and marketing derivatives.
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the price environment for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions for the purpose of funding its capital program, contractual obligations, dividends and share repurchases. While derivative positions limit the downside risk of adverse price movements, it also limits future revenues from upward price movements. The Company manages commodity price risk with the following types of derivative contracts:
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
The Company has entered into derivative contracts for a portion of its forecasted 2021 and 2022 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices available for the volumes not protected in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on December 31, 2020 market quotes are as follows:

	2021				Year Ending
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	December 31, 2022
Average forward Brent oil price	$51.80	$51.50	$51.05	$50.62	$50.03
Average forward WTI Midland oil price	$49.60	$49.29	$48.70	$48.15	$47.15
Average forward NYMEX gas price	$2.53	$2.57	$2.70	$2.82	$2.58
Average forward DUTCH TTF gas price	$6.75	$5.90	$5.80	$6.28	$5.82
Permian Basin index swap contracts:
Average forward basis differential price (a)	$(0.20)	$—	$—	$—	$—
Average forward basis differential price (b)	$(2.20)	$(2.21)	$(2.35)	$(2.47)	$(2.88)
The average forward prices based on February 23, 2021 market quotes are as follows:

	2021				Year Ending
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	December 31, 2022
Average forward Brent oil price	$64.93	$63.22	$61.68	$60.46	$58.29
Average forward WTI Midland oil price	$62.60	$61.22	$59.33	$57.85	$55.27
Average forward NYMEX gas price	$2.88	$2.89	$2.99	$3.08	$2.71
Average forward DUTCH TTF gas price	$5.80	$5.73	$5.75	$6.26	$5.99
Permian Basin index swap contracts:
Average forward basis differential price (a)	$0.10	$—	$—	$—	$—
Average forward basis differential price (b)	$(2.33)	$(2.00)	$(2.35)	$(2.61)	$(3.02)
___________________
(a)Based on market quotes for basis differentials between Permian Basin gas index prices and the NYMEX Henry Hub index price.
(b)Based on market quotes for basis differentials between Midland oil index prices and the Brent oil index price.
See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open derivative positions and additional information.
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets and to satisfy unused gas pipeline capacity commitments.
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019. Under the contract terms, beginning on January 1, 2021, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Similar to sales of purchased commodities, marketing derivatives allow the Company to diversify a portion of its oil sales from its area of production to Gulf Coast and international markets.
The average forward prices based on December 31, 2020 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$51.24	$50.03	$49.58	$49.36	$49.25	$49.22
Average forward WTI Midland oil price	$48.94	$47.15	$45.99	$45.44	$45.14	$44.81
Average forward basis differential price (a)	$(2.30)	$(2.88)	$(3.59)	$(3.92)	$(4.11)	$(4.41)

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on February 23, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$62.36	$58.29	$56.20	$55.11	$54.63	$54.49
Average forward WTI Midland oil price	$60.03	$55.27	$52.65	$51.22	$50.63	$50.35
Average forward basis differential price (a)	$(2.33)	$(3.02)	$(3.55)	$(3.89)	$(4.00)	$(4.14)
___________________
(a)Based on market quotes for basis differentials between Midland oil index prices and the Brent oil index price.
Credit risk. The Company's primary concentration of credit risks are associated with the collection of receivables resulting from the sale of oil and gas production and purchased oil and gas, and the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
The Company's commodities are sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company monitors exposure to counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, a letter of credit or other credit support. Historically, the Company's credit losses on commodity receivables have not been material.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an adverse opinion thereon.
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

Depreciation, Depletion and Amortization of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2020, the net book value of the Company's proved oil and gas properties was $13,863 million, and depreciation, depletion and amortization (DD&A) expense was $1,639 million for the year then ended. As described in Note 2, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units-of-production method based on proved reserves, as estimated by the Company's engineers. Proved oil and gas reserve estimates are based on geological and engineering interpretation and judgment. Significant judgment is required by the Company's engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital cost assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2020.

Auditing the Company's DD&A calculation is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and gas reserves.
Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved oil and gas reserves amounts used to the Company’s reserve report.

Convertible Senior Notes

Description of the Matter
As discussed in Note 7 to the consolidated financial statements, in May 2020, the Company issued $1.3 billion convertible senior notes (the "Convertible Senior Notes"). Concurrent with the issuance of the Convertible Senior Notes, the Company entered into call transactions that are exercisable upon conversion of the Convertible Senior Notes (collectively with the Convertible Senior Notes referred to as the "Convertible Senior Notes Transactions"). The accounting for the Convertible Senior Notes Transactions was complex as it required assessment as to whether features in the Convertible Senior Notes required bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the Convertible Senior Notes Transactions were complex as valuation of the conversion feature in the Convertible Senior Notes involved estimation of the fair value of the liability component of the Convertible Senior Notes on a stand-alone basis.

Auditing management's evaluation of the Convertible Senior Notes Transactions involved addressing the complexity in assessing the components for separability and assessing valuation of the liability component on a stand-alone basis. The Company estimated the fair value of the liability component of the Convertible Senior Notes using a discounted cash flow model. This model utilized inputs such as contractual interest rate and repayment terms, risk-free interest rate, benchmark forward yield curves and the average term-yield on the Company's existing non-convertible debt. The fair value of the liability component is sensitive to changes in the discount rate. The Company also performed a detailed analysis of the terms of the Convertible Senior Notes Transactions to identify whether there were any embedded derivatives that required separate identification and valuation under applicable accounting guidance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for the Convertible Senior Notes Transactions, including its controls over the estimation of the fair value of the stand-alone liability component and evaluating the existence of embedded derivatives.
To test the initial accounting for the Convertible Senior Notes Transactions, our procedures included, among others, inspection of the agreements for the Convertible Senior Notes Transactions and assessing management’s application of the relevant accounting guidance. We also involved our valuation specialists to assist in our evaluation of the Company’s determination of the fair value of the liability component on a stand-alone basis, including testing the appropriateness of the methodology and the discount rate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1998.
Dallas, Texas
March 1, 2021

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$631
Restricted cash	59	74
Accounts receivable:
Trade, net	695	1,032
Due from affiliates	—	3
Income taxes receivable	4	7
Inventories	224	205
Derivatives	5	32
Investment in affiliate	123	187
Other	43	20
Total current assets	2,595	2,191
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	23,934	22,444
Unproved properties	576	584
Accumulated depletion, depreciation and amortization	(10,071)	(8,583)
Total oil and gas properties, net	14,439	14,445
Other property and equipment, net	1,584	1,632
Operating lease right-of-use assets	197	280
Goodwill	261	261
Derivatives	3	21
Other assets	150	258
	$19,229	$19,088

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$928	$1,221
Due to affiliates	102	190
Interest payable	35	53
Income taxes payable	4	3
Current portion of long-term debt	140	450
Derivatives	234	12
Operating leases	100	136
Other	363	431
Total current liabilities	1,906	2,496
Long-term debt	3,160	1,839
Derivatives	66	8
Deferred income taxes	1,366	1,393
Operating leases	110	170
Other liabilities	1,052	1,046
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 175,525,268 and 175,057,889 shares issued as of December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	9,323	9,161
Treasury stock, at cost; 11,047,856 and 9,511,248 shares as of December 31, 2020 and 2019, respectively	(1,234)	(1,069)
Retained earnings	3,478	4,042
Total equity	11,569	12,136
Commitments and contingencies
	$19,229	$19,088

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues and other income:
Oil and gas	$3,630	$4,916	$4,991
Sales of purchased commodities	3,394	4,755	4,388
Interest and other income (loss), net	(67)	76	38
Derivative gain (loss), net	(281)	55	(292)
Gain (loss) on disposition of assets, net	9	(477)	290
	6,685	9,325	9,415
Costs and expenses:
Oil and gas production	682	874	855
Production and ad valorem taxes	242	299	284
Depletion, depreciation and amortization	1,639	1,711	1,534
Purchased commodities	3,633	4,472	3,930
Impairment of oil and gas properties	—	—	77
Exploration and abandonments	47	58	114
General and administrative	244	324	381
Accretion of discount on asset retirement obligations	9	10	14
Interest	129	121	126
Other	321	448	849
	6,946	8,317	8,164
Income (loss) before income taxes	(261)	1,008	1,251
Income tax benefit (provision)	61	(235)	(276)
Net income (loss)	(200)	773	975
Net loss attributable to noncontrolling interests	—	—	3
Net income (loss) attributable to common stockholders	$(200)	$773	$978

Net income (loss) per share attributable to common stockholders:
Basic	$(1.21)	$4.60	$5.71
Diluted	$(1.21)	$4.59	$5.70

Basic and diluted weighted average shares outstanding	165	167	171

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2017	170,189	$2	$8,974	$(249)	$2,547	$5	$11,279
Dividends declared ($0.32 per share)	—	—	—	—	(55)	—	(55)
Exercise of long term incentive plan stock options and employee stock purchases	58	—	3	5	—	—	8
Purchase of treasury stock	(1,272)	—	—	(179)	—	—	(179)
Compensation costs:
Vested compensation awards, net	524	—	—	—	—	—	—
Compensation costs included in net income	—	—	85	—	—	—	85
Sale of noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	978	(3)	975
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$—	$12,111
Dividends declared ($1.20 per share)	—	—	—	—	(201)	—	(201)
Exercise of long-term incentive plan stock options and employee stock purchases	64	—	(1)	7	—	—	6
Purchase of treasury stock	(4,753)	—	—	(653)	—	—	(653)
Compensation costs:
Vested compensation awards, net	737	—	—	—	—	—	—
Compensation costs included in net income	—	—	100	—	—	—	100
Net income	—	—	—	—	773	—	773
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$—	$12,136

 The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($2.20 per share)	—	—	—	—	(364)	(364)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Exercise of long-term incentive plan stock options and employee stock purchases	98	—	(2)	11	—	9
Purchases of treasury stock	(1,634)	—	—	(176)	—	(176)
Compensation costs:
Vested compensation awards, net	466	—	—	—	—	—
Compensation costs included in net loss	—	—	72	—	—	72
Net loss	—	—	—	—	(200)	(200)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(200)	$773	$975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,639	1,711	1,534
Impairment of oil and gas properties	—	—	77
Impairment of inventory and other property and equipment	3	38	11
Exploration expenses, including dry holes	11	8	27
Deferred income taxes	(52)	240	274
Gain (loss) on disposition of assets, net	(9)	477	(290)
Loss on early extinguishment of debt	27	—	—
Accretion of discount on asset retirement obligations	9	10	14
Interest expense	51	9	5
Derivative related activity	325	(8)	(270)
Amortization of stock-based compensation	72	100	85
Investment in affiliate valuation adjustment	64	(15)	—
South Texas contingent consideration valuation adjustment	42	45	—
South Texas deficiency fee obligation, net	80	—	—
Other	125	105	658
Change in operating assets and liabilities:
Accounts receivable	309	(227)	(52)
Inventories	(20)	(20)	(70)
Other assets	24	(33)	3
Accounts payable	(179)	(7)	321
Interest payable	(19)	—	(5)
Other liabilities	(219)	(91)	(55)
Net cash provided by operating activities	2,083	3,115	3,242
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	60	149	469
Proceeds from investments	—	624	1,373
Purchase of investments	(1)	—	(669)
Additions to oil and gas properties	(1,602)	(2,988)	(3,520)
Additions to other assets and other property and equipment, net	(125)	(232)	(263)
Net cash used in investing activities	(1,668)	(2,447)	(2,610)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	1,091	—	—
Proceeds from issuance of convertible senior notes	1,323	—	—
Purchase of derivatives related to issuance of convertible senior notes	(113)	—	—
Borrowing under credit facility	800	—	—
Repayment of credit facility	(800)	—	—
Repayment of senior notes, including tender offer premiums	(1,198)	—	(450)
Payments of other liabilities	(173)	(14)	(23)
Payments of financing fees	(36)	—	(4)
Purchases of treasury stock	(176)	(653)	(179)
Exercise of long-term incentive plan stock options and employee stock purchases	9	6	8
Dividends paid	(346)	(127)	(55)
Net cash provided by (used in) financing activities	381	(788)	(703)
Net increase (decrease) in cash, cash equivalents and restricted cash	796	(120)	(71)
Cash, cash equivalents and restricted cash, beginning of period	705	825	896
Cash, cash equivalents and restricted cash, end of period	$1,501	$705	$825
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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
Impact of the COVID-19 Pandemic. A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning in late February 2020. The length of this demand disruption is unknown, and will ultimately depend on various factors beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, including the effectiveness of the COVID-19 vaccines, and the time necessary to balance oil supply and demand. Additionally, there is significant uncertainty regarding the lasting impacts of the pandemic on global demand, as it cannot be predicted as to whether certain demand-reducing behaviors such as declines in business travel and changes in work-from-home practices will persist beyond the resolution of the pandemic. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.
NOTE 2. Summary of Significant Accounting Policies
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated.
Correction of previously issued financial statements. During the Company's review of its marketing contracts during the fourth quarter of 2020, the Company identified two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were entered in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. In order to properly account for the contracts as derivatives, certain noncash revisions have been made to the 2019 consolidated financial statements. In addition, the unaudited consolidated financial statements for the first three quarters of 2020 were revised or restated accordingly.
In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's 2019 annual consolidated financial statements or interim periods prior to September 30, 2020; however, the Company determined that the impact of the misstatement to its interim period ending September 30, 2020 was material. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the misstatement for the year ended December 31, 2019 by revising the consolidated financial statements appearing herein. The net impact of these immaterial corrections to the Company's previously reported consolidated financial statements for the year ended December 31, 2019 is shown below. In addition, see Selected Quarterly Financial Results for revisions and restatements to the Company's previously issued unaudited interim consolidated financial statements that were impacted by this misstatement.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Consolidated balance sheet (in millions):

	December 31, 2019
	As Reported	Revisions	As Revised
ASSETS
Derivatives	$—	$21	$21
Total assets	$19,067	$21	$19,088
LIABILITIES AND EQUITY
Deferred income taxes	$1,389	$4	$1,393
Retained earnings	$4,025	$17	$4,042
Total equity	$12,119	$17	$12,136
Total liabilities and equity	$19,067	$21	$19,088
Consolidated statement of operations (in millions, except per share data):

	December 31, 2019
	As Reported	Revisions	As Revised

Derivative gain, net	$34	$21	$55
Income before income taxes	$987	$21	$1,008
Income tax provision	$(231)	$(4)	$(235)
Net income	$756	$17	$773
Net income attributable to common stockholders	$756	$17	$773

Net income per share attributable to common stockholders:
Basic	$4.50	$0.10	$4.60
Diluted	$4.50	$0.09	$4.59
These revisions had no effect on the Company's previously reported year ended 2019 net cash flows from operating activities, investing activities or financing activities.
Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Actual results could differ from the estimates and assumptions utilized.
Cash and cash equivalents. The Company's cash and cash equivalents include depository accounts held by banks and marketable securities (including commercial paper and time deposits) with original issuance maturities of 90 days or less.
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
Accounts receivable. The Company's accounts receivable – trade are primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security. The

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company records allowances for doubtful accounts based on historical collection experience, current and future economic and market conditions, the length of time that the accounts receivables have been outstanding and the financial condition of its purchasers. The Company's credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty letters of credit or other credit support.
The Company's allowance for doubtful accounts totaled $3 million and $2 million as of December 31, 2020 and 2019, respectively. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") prospectively. This ASU replaced the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires the Company to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. As a result of adopting ASU 2016-13, the Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable.
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
Commodity inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company's commodity inventories consist of oil, NGLs, gas and diesel volumes held in storage or as linefill in pipelines. Any valuation allowances of commodity inventories are recorded as reductions to the carrying values of the commodity inventories included in the Company's consolidated balance sheets and as charges to other expense in the consolidated statements of operations.
The components of inventories are as follows:

	As of December 31,
	2020	2019
	(in millions)
Materials and supplies (a)	$75	$75
Commodities	149	130
Total inventories	$224	$205
____________________
(a)As of December 31, 2020 and 2019, the Company's materials and supplies inventories were net of valuation allowances of $1 million and $2 million, respectively.
Investment in affiliate. In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro Holding Corp. ("ProPetro") in exchange for cash and 16.6 million shares of ProPetro's common stock, representing an ownership interest in ProPetro of 16 percent. Additionally, in October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right acquired upon the sale of its pressure pumping assets to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock. Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
be a related party. The Company uses the fair value option to account for its equity method investment in ProPetro with any changes in fair value recorded in interest and other income in the consolidated statement of operations. The carrying value of the Company's investment in ProPetro is included in investment in affiliate in the consolidated balance sheets. See Note 4 and Note 12 for additional information.
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
The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company's exploratory wells include extension wells which extend the limits of a known reservoir.
Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is noncommercial and is charged to exploration and abandonments expense. See Note 6 for additional information.
As of December 31, 2020, the Company owns interests in 11 gas processing plants, including the related gathering systems. The Company's ownership interests in the gas processing plants are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. The operator's of the plants process the Company's and third-party gas volumes for a fee. The Company's share of revenues and expenses derived from volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. Revenues generated from the processing plants and treating facilities for the years ended December 31, 2020, 2019 and 2018 were $178 million, $140 million and $124 million, respectively. Expenses attributable to the processing plants and treating facilities for the same respective periods were $76 million, $65 million and $75 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments in the consolidated statements of operations.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
The Company performed its annual qualitative assessment of goodwill during the third quarter of 2020 to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount. Based on the results of the assessment, the Company determined it was not likely that the carrying value of the Company's reporting unit exceeded its fair value. See Note 4 for additional information.
Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $463 million and $382 million as of December 31, 2020 and 2019, respectively, are as follows:

	As of December 31,
	2020	2019
	(in millions)
Land and buildings (a)	$849	$877
Water infrastructure (b)	414	404
Construction-in-progress and capitalized interest (c)	174	152
Information technology	71	120
Transport and field equipment (d)	34	35
Furniture and fixtures	27	28
Sand reserves (e)	15	16
Total other property and equipment, net	$1,584	$1,632
____________________
(a)Includes land, buildings, any related improvements to land and buildings, and a finance lease entered into by the Company for its corporate headquarters in Irving, Texas. See Note 10 for additional information.
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
(e)Includes sand mines and unproved leaseholds that provide the Company with proppant for use in the fracture stimulation of oil and gas wells.
Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Buildings are generally depreciated over 20 to 39 years. Water infrastructure is generally depreciated over three to 50 years. Equipment, vehicles, furniture and fixtures and information technology assets are generally depreciated over three to 10 years. Sand reserves are depleted on a units-of-production basis.
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
Leases. The Company enters into leases for drilling rigs, storage tanks, equipment and buildings and recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability. See Note 10 for additional information.
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
NGL and gas sales. Under the majority of the Company's gas processing contracts, gas is delivered to a midstream processing entity and the Company elects to take residue gas and NGLs in-kind at the tailgate. The Company recognizes revenue when the products are delivered (custody transfer) to the ultimate third-party purchaser at a contractually agreed-upon delivery point at a specified index price.
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with these transactions are included in purchased commodities expense.
See Note 14 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
Segments. Based upon how the Company is organized and managed, the Company has one reportable operating segment, which is oil and gas development, exploration and production. The Company considers its vertical integration services

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
and sales of purchased commodities as ancillary to its oil and gas development, exploration and producing activities and manages these services to support such activities. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.
New accounting pronouncements. In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method will no longer be available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. This ASU is applicable to the Company's 0.25% convertible senior notes due 2025.
The Company plans to early adopt ASU 2020-06 on January 1, 2021. Upon issuance of the Company's 0.25% convertible senior note due 2025, the Company bifurcated the debt and equity components of the note to long-term debt and additional paid-in capital in the accompanying consolidated balance sheets respectively. Upon adoption of ASU 2020-06, the Company expects to reclassify the unamortized discount and fees on the convertible senior notes of $202 million from additional paid-in capital to long-term debt, which is expected to result in a reduction in the interest expense recognized over the remaining term of the convertible senior notes. See Note 7 for additional information.
NOTE 3. Acquisitions, Divestitures, Decommissioning and Restructuring Activities
Acquisitions. During 2020, 2019 and 2018, the Company spent a total of $14 million, $28 million and $65 million, respectively, to acquire primarily undeveloped acreage for future exploitation and exploration activities in the Spraberry/Wolfcamp field of the Permian Basin.
Divestitures. The Company's significant divestitures to unaffiliated third parties (except for the sale of the Company's pressure pumping assets that were sold to a related party) are as follows:
•In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale.
•In December 2019, the Company completed the sale of certain vertical and horizontal wells and approximately 4,500 undeveloped acres in Glasscock County of the Permian Basin for net cash proceeds of $64 million. The Company recorded a gain of $10 million associated with the sale.
•In July 2019, the Company completed the sale of certain vertical wells and approximately 1,400 undeveloped acres in Martin County of the Permian Basin to for net cash proceeds of $27 million. The Company recorded a gain of $26 million associated with the sale.
•In June 2019, the Company completed the sale of certain vertical wells and approximately 1,900 undeveloped acres in Martin County of the Permian Basin to for net cash proceeds of $38 million. The Company recorded a gain of $31 million associated with the sale.
•In May 2019, the Company completed the sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture") in exchange for total consideration having an estimated fair value of $210 million. The fair value of the consideration included (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. The Company recorded a loss of $525 million associated with the sale.
Contingent Consideration. Per the terms of the South Texas Divestiture, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period prior to the settlement of the contingent consideration in July 2020, at which time, the Company received cash proceeds of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
$49 million from the buyer to fully satisfy the contingent consideration. The Company recorded a noncash loss of $42 million to interest and other income during the year ended December 31, 2020 associated with the settlement. See Note 4, Note 5 and Note 15 for additional information.
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determines the fair value of the deficiency fee obligation using a probability weighted discounted cash flow model. The deficiency fee obligation is included in current or noncurrent liabilities in the consolidated balance sheets, based on the estimated timing of payments. During the year ended December 31, 2020, the Company recorded a charge of $84 million in other expense in the consolidated statements of operations, to increase the Company's forecasted deficiency fee payments as a result of a reduction in planned drilling activities by the buyer. The estimated remaining deficiency fee obligation was $333 million as of December 31, 2020. See Note 4 and Note 16 for additional information.
Deficiency Fee Receivable. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determines the fair value of the deficiency fee receivable using a credit risk-adjusted valuation model. During the year ended December 31, 2020, the Company recorded an increase to the Company's long-term deficiency fee receivable of $4 million in other expense in the consolidated statements of operations, to reflect the buyer's share of 2020 deficiency fees which were greater than originally forecasted as of the date of the sale. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets. See Note 4 and Note 11 for additional information.
Restricted Cash. As a condition of the sale, the Company deposited $75 million into an escrow account to be used to fund future MVC payments. Beginning in 2021, the required escrow balance will decline to $50 million. To the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023. The escrow account balance is included in restricted cash in the consolidated balance sheets.
•In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for total consideration of $282 million, comprised of 16.6 million shares of ProPetro's common stock, which was delivered as of the date of the sale with a fair value of $172 million, and $110 million in cash, which was received during the first quarter of 2019. During 2018, the Company recorded a gain of $30 million, employee-related charges of $19 million, contract termination charges of $13 million and other divestiture-related charges of $6 million associated with the sale. During 2019, the Company reduced the gain associated with the sale by $10 million and recorded additional employee-related charges of $1 million. See Note 12 for additional information.
•In December 2018, the Company completed the sale of approximately 2,900 net acres in the Sinor Nest (Lower Wilcox) oil field in South Texas for net cash proceeds of $105 million. The Company recorded a gain of $54 million associated with the sale.
•In August 2018, the Company completed the sale of its assets in the West Panhandle gas and liquids field for net cash proceeds of $170 million. The Company recorded a gain of $127 million and employee-related charges of $7 million associated with the sale.
•In July 2018, the Company completed the sale of its gas field assets in the Raton Basin (the "Raton Basin Sale") for net cash proceeds of $54 million. The Company recorded a noncash impairment charge of $77 million in June 2018 to reduce the carrying value of its Raton Basin assets to their estimated fair value less costs to sell as the assets were considered held for sale. The Company recorded a gain of $2 million, other divestiture-related charges of $117 million, including $111 million of deficiency charges related to certain firm transportation contracts retained by the Company, and employee-related charges of $6 million associated with the sale.
•In April 2018, the Company completed the sale of approximately 10,200 net acres in the West Eagle Ford Shale gas and liquids field for net cash proceeds of $100 million. The Company recorded a gain of $75 million associated with the sale.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
•The Company sold other proved and unproved properties, inventory and other property and equipment and recorded net gains of $3 million and $1 million during 2020 and 2018, respectively, and a net loss of $9 million during 2019.
Decommissioning. In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources.
•During 2019, the Company recorded $23 million of accelerated depreciation, $13 million of inventory and other property and equipment impairment charges and $12 million of sand mine closure-related costs.
•During 2018, the Company recorded $443 million of accelerated depreciation and $7 million of employee-related charges associated with the closure.
Restructuring. During the third quarter of 2020, the Company announced a corporate restructuring to reduce its staffing levels to correspond with a planned reduction in future activity levels (the "2020 Corporate Restructuring"). The restructuring resulted in approximately 300 employees being involuntarily separated from the Company in October 2020. The Company recorded $78 million of employee-related charges, including $5 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, in other expense in the consolidated statements of operations during the year ended December 31, 2020. See Note 8 and Note 16 for additional information.
In June 2020, the Company implemented changes to its well services business, including a staffing reduction of approximately 50 employees. The changes were made to more closely align the well services cost structure and headcount with the Company's reduction in expected activity levels (the "2020 Well Services Restructuring"). The Company recorded $1 million of employee-related charges in other expense in the consolidated statements of operations during the year ended December 31, 2020 related to the staffing reductions in its well services business. See Note 16 for additional information.
During 2019, the Company implemented a corporate restructuring program to align its cost structure with the needs of a Permian Basin-focused company (the "2019 Corporate Restructuring Program"). The restructuring occurred in three phases as follows:
•In March 2019, the Company made certain changes to its leadership and organizational structure, which included the early retirement and departure of certain officers of the Company.
•In April 2019, the Company adopted a voluntary separation program ("VSP") for certain eligible employees, and
•In May 2019, the Company implemented an involuntary separation program ("ISP").
During 2019, the Company recorded $159 million of employee-related charges, including $26 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, associated with the 2019 Corporate Restructuring Program. See Note 8 and Note 16 for additional information.
Employee-related costs are primarily recorded in other expense in the consolidated statements of operations. Obligations associated with employee-related charges are included in accounts payable - due to affiliates in the consolidated balance sheets.
The changes in the Company's employee-related obligations associated with its restructuring programs and asset divestitures are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Beginning employee-related obligations	$6	$27
Additions (a)	79	181
Less:
Noncash stock-based compensation	4	26
Cash payments	78	176
Ending employee-related obligations	$3	$6
____________________
(a)Additions are comprised of:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019
	(in millions)
2020 Corporate Restructuring	$78	$—
2020 Well Services Restructuring	1	—
2019 Corporate Restructuring Program	—	159
Other divestiture and decommissioning charges	—	22
	$79	$181
See Note 16 for additional information.
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2020
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$8	$—	$8
Deferred compensation plan assets	72	—	—	72
Investment in affiliate	123	—	—	123
Total assets	195	8	—	203
Liabilities:
Commodity derivatives	—	209	—	209
Marketing derivatives	—	—	91	91
	—	209	91	300
Total recurring fair value measurements	$195	$(201)	$(91)	$(97)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	As of December 31, 2019
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$32	$—	$32
Marketing derivatives	—	—	21	21
Deferred compensation plan assets	85	—	—	85
Investment in affiliate	187	—	—	187
Contingent consideration	—	91	—	91
Total assets	272	123	21	416
Liabilities:
Commodity derivatives	—	20	—	20
Total recurring fair value measurements	$272	$103	$21	$396
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
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019. Under the contract terms, beginning on January 1, 2021, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that the non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments not designated as hedges. The asset and liability measurements for the Company's marketing derivative contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing its marketing derivatives.
The asset and liability values attributable to the Company's marketing derivative were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of December 31, 2020 and 2019 was $1.91 per barrel and $1.72 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance (excluding April 2020 and May 2020 for the average WASP Differential Deduction that were anomalously impacted by COVID-19), but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of December 31, 2020.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges.
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro. The fair value of its investment in ProPetro is determined using Level 1 inputs based on observable prices on a major exchange. See Note 12 and Note 15 for additional information.
Contingent consideration. Per the terms of the South Texas Divestiture, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period prior to the settlement of the contingent consideration in July 2020, at which time, the Company received cash proceeds of $49 million from the buyer to fully satisfy the contingent consideration. The Company recorded a noncash loss of $42 million to interest and other income during the year ended December 31, 2020 associated with the settlement. During 2019, the Company recorded a noncash loss of $45 million to interest and other income associated with adjusting the contingent consideration to fair value. The fair value of the contingent consideration was determined using Level 2 inputs based on an option pricing model using quoted future commodity prices from active markets, implied volatility factors and counterparty credit risk assessments. See Note 3 and Note 5 and Note 15 for additional information.
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
Convertible Notes. In May 2020, the Company issued $1.3 billion principal amount of 0.25% convertible senior notes due 2025 ("Convertible Notes"). The Company bifurcated the Convertible Notes into debt and equity components at issuance. The value assigned to the debt component of $1.1 billion was the estimated fair value, as of the issuance date, of an equivalent senior note without the conversion feature. The difference between the cash proceeds and the estimated fair value, representing the value assigned to the equity component of $234 million was recorded as a debt discount. Through December 31, 2020, the Company had amortized $28 million of the initially recorded debt discount to interest expense. The Company measured the debt component at fair value by utilizing a discounted cash flow model. This model utilized observable inputs such as the contractual interest rate and repayment terms, the risk-free interest rate, benchmark forward yield curves and the average term-yield on the Company's existing non-convertible debt. See Note 7 for additional information.
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
South Texas Divestiture. During May 2019, the Company recorded the MVC obligation and related deficiency fee receivable in conjunction with the South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. Changes to the Company's forecasted deficiency fee obligation, as a result of the expected impact of the COVID-19 pandemic on the buyer's ability to drill economic wells, resulted in the Company recording a charge of $84 million to other expense in the consolidated statements of operations during the year ended December 31, 2020. In addition, the Company recorded an increase to the deficiency fee receivable of $4 million in other expense in the consolidated statements of operations to reflect an increase to the buyer's share of 2020 deficiency fees. The Company will not increase the estimated deficiency fee receivable associated with 2021 and 2022 forecasted deficiencies until they are realizable. The present value of the future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3, Note 11 and Note 16 for additional information.
Sale of Raton Basin assets. In June 2018, the Company completed the Raton Basin Sale and recorded deficiency fee obligations related to certain firm transportation contracts retained by the Company of $111 million to other expense in the consolidated statements of operations. The fair value of these contracts was determined using Level 2 inputs, including an

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
annual discount rate of 4.4 percent, to discount the expected future cash flows. See Note 3, Note 11 and Note 16 for additional information.
Proved oil and gas properties. The Company performs assessments of its proved oil and gas properties, which are accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including cash flows from vertically integrated services that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the vertically integrated services. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Based on management's commodity price outlooks as of December 31, 2020, which represent longer-term commodity price outlooks that are developed based on third party future commodity price estimates as of a measurement date ("Management's Price Outlooks"), the Company determined events and circumstances did not indicate that the carrying value of the Company's proved properties were not recoverable.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
Based on the Company's annual assessment of the fair value of goodwill as of July 1, 2020, the Company determined that its goodwill was not impaired. As of December 31, 2020, there were no material changes in events or circumstances that would warrant a reassessment for impairment.
There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic. These conditions negatively impacted the Company's 2020 capital activities and production levels and could negatively impact the Company's 2021 forecasted capital activities and production levels. It is reasonably possible that the carrying value of the Company's proved oil and gas properties or goodwill could exceed their estimated fair value potentially resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and gas properties or goodwill could have a material adverse effect on the Company's results of operation.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$1,442	$1,442	$631	$631
Restricted cash (a)	$59	$59	$74	$74
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$140	$140	$450	$451
Long-term debt:
Convertible senior notes (b)	$1,100	$1,756	$—	$—
Senior notes (b)	$2,060	$2,230	$1,839	$1,995
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. The carrying value of convertible senior notes does not include $206 million of unamortized debt discount. See Note 7 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
NOTE 5. Derivative Financial Instruments
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) support the payment of contractual obligations and dividends.
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company also enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil sales to Gulf Coast refineries or international export markets at prices that are highly correlated with Brent oil prices. As a result, the Company will generally use Brent derivative contracts to manage future oil price volatility.
Volumes per day associated with outstanding oil derivative contracts as of December 31, 2020 and the weighted average oil prices for those contracts are as follows:

	2021				Year Ending December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl)	85,000	85,000	—	—	—
Price per Bbl	$46.88	$46.88	$—	$—	$—
Brent collar contracts with short puts:
Volume per day (Bbl)	90,000	90,000	90,000	90,000	20,000
Price per Bbl:
Ceiling	$50.74	$50.74	$50.74	$50.74	$57.88
Floor	$45.11	$45.11	$45.11	$45.11	$45.50
Short put	$35.07	$35.07	$35.07	$35.07	$35.00
Brent call contracts sold:
Volume per day (Bbl) (a)	20,000	20,000	20,000	20,000	—
Price per Bbl:	$69.74	$69.74	$69.74	$69.74	$—
______________________
(a)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the NGL component product price volatility. As of December 31, 2020, the Company did not have any NGL derivative contracts outstanding.
Gas production derivatives. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX Henry Hub ("HH") gas prices or regional index prices where the gas is sold. To diversify the gas prices it receives to international market prices, the Company sells a portion of its gas production at Dutch Title Transfer Facility ("Dutch TTF") prices. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Volumes per day associated with outstanding gas derivative contracts as of December 31, 2020 and the weighted average gas prices for those contracts are as follows:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX swap contracts:
Volume per day (MMBtu)	127,222	100,000	100,000	100,000
Price per MMBtu	$2.66	$2.68	$2.68	$2.68
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000	30,000	30,000
Price per MMBtu	$5.07	$5.07	$5.07	$5.07
NYMEX collar contracts:
Volume per day (MMBtu)	150,000	150,000	150,000	150,000
Price per MMBtu:
Ceiling	$3.15	$3.15	$3.15	$3.15
Floor	$2.50	$2.50	$2.50	$2.50
Basis swap contracts:
Permian Basin index swap volume per day (MMBtu) (a)	10,000	—	—	—
Price differential ($/MMBtu)	$(1.46)	$—	$—	$—
______________________
(a)The referenced basis swap contracts fix the basis differential between the index price at which the Company sells its Permian Basin gas and the NYMEX index prices used in swap contracts.
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019. Under the contract terms, beginning on January 1, 2021, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments.
Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. Prior to its settlement in July 2020, the contingent consideration was based on forecasted oil and NGL prices during each of the five years from 2020 to 2024. See Note 3 and Note 4 and Note 15 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of December 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$5	$—	$5
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3

Liabilities:
Commodity price derivatives	Derivatives - current	$198	$—	$198
Marketing derivatives	Derivatives - current	$36	$—	$36
Commodity price derivatives	Derivatives - noncurrent	$11	$—	$11
Marketing derivatives	Derivatives - noncurrent	$55	$—	$55

As of December 31, 2019
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$32	$—	$32
Marketing derivatives	Derivatives - non current	$21	$—	$21
Contingent consideration	Other assets - noncurrent	$91	$—	$91
Liabilities:
Commodity price derivatives	Derivatives - current	$12	$—	$12
Commodity price derivatives	Derivatives - noncurrent	$8	$—	$8

Fair value. Gains and losses recorded on derivative financial instruments not designated as hedging instruments is as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Year Ended December 31,
		2020	2019	2018
		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$(147)	$34	$(292)
Marketing derivatives	Derivative gain (loss), net	$(112)	$21	$—
Interest rate derivatives	Derivative gain (loss), net	$(22)	$—	$—
Contingent consideration	Interest and other income (loss), net	$(42)	$(45)	$—
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Net derivative liabilities associated with the Company's open commodity derivatives by counterparty are as follows:

As of December 31, 2020
(in millions)
Citibank	$49
Scotia Bank	25
JP Morgan Chase	20
Merrill Lynch	18
Wells Fargo Bank	17
J Aron & Company	16
Morgan Stanley Capital Group	16
Bank of Montreal	15
Macquarie Bank	15
Royal Bank of Canada	9
Toronto-Dominion	1
$201
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
The changes in capitalized exploratory well cost are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Beginning capitalized exploratory well costs	$660	$509
Additions to exploratory well costs pending the determination of proved reserves	1,163	2,172
Reclassification due to determination of proved reserves	(1,325)	(2,011)
Disposition of assets	—	(6)
Exploratory well costs charged to exploration and abandonment expense	—	(4)
Ending capitalized exploratory well costs	$498	$660
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date of drilling was completed, are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$495	$660	$509
More than one year	3	—	—
	$498	$660	$509
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	1	—	—
______________________
(a)The one exploratory well that has been suspended for a period greater than one year is scheduled to be completed during the first half of 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of December 31,
	2020	2019
	(in millions)
Outstanding debt principal balances:
7.50% senior notes due 2020	$—	$450
3.45% senior notes due 2021	140	500
3.95% senior notes due 2022	244	600
0.25% convertible senior notes due 2025	1,323	—
4.45% senior notes due 2026	500	500
7.20% senior notes due 2028	241	250
1.90% senior notes due 2030	1,100	—
	3,548	2,300
Issuance costs and discounts	(248)	(11)
Total debt	3,300	2,289
Less current portion of long-term debt	140	450
Long-term debt	$3,160	$1,839

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions (the "Syndicate"). As of December 31, 2020, the Credit Facility had aggregate loan commitments of $1.5 billion, a maturity date of October 2023 and the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
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
The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of December 31, 2020, the Company was in compliance with all of its debt covenants.
See Note 19 for a discussion of the primary changes related to a First Amendment to Credit Agreement that was entered into by the Company subsequent to December 31, 2020.
Credit agreement. On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. In May 2020, the Company terminated the 364-Day Credit Agreement in conjunction with the issuance of the 0.25% Convertible Notes. During the year ended December 31, 2020, the Company recognized a $2 million loss on the early extinguishment of debt in other expense in the consolidated statements of operations for unamortized deferred financing costs associated with the 364-Day Credit Agreement. See Note 16 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of 0.25% convertible senior notes due 2025. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
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
The principal amount and related unamortized issuance costs and discount on the Convertible Notes are as follows:

As of December 31, 2020
(in millions)
Principal amount of Convertible Notes	$1,323
Unamortized discount on Convertible Notes (a)	(206)
Unamortized issuance costs on Convertible Notes (b)	(17)
Net carrying value	$1,100
______________________
(a)Upon issuance of the Convertible Notes, the Company recorded $234 million of unamortized discount to additional paid-in capital in the accompanying consolidated balance sheets. The Company will amortize the discount to interest expense at an effective interest rate of 4.3 percent over five years. For the year ended December 31, 2020, the Company amortized $28 million of the discount to interest expense.
(b)Upon issuance of the Convertible Notes, the Company allocated $19 million of unamortized issuance costs to long-term debt and $4 million of unamortized issuance costs to additional paid-in capital in the accompanying consolidated balance sheets. The Company will amortize the issuance costs recorded to long-term debt to interest expense at an effective interest rate of 4.3 percent over five years. For the year ended December 31, 2020 the Company amortized $2 million of issuance costs to interest expense.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
In May 2020, the Company paid $725 million to complete a cash tender offer for certain of its outstanding senior notes. Associated with the tender offer, the Company settled $360 million of its 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028. The Company expensed unamortized debt discounts and issuance costs associated with the tendered notes of $2 million and recognized a loss on the early extinguishment of debt totaling $23 million. The losses are recorded in other expense in the consolidated statements of operations. See Note 16 for additional information.
The Company's 7.50% senior notes, with a debt principal balance of $450 million, matured and were repaid in January 2020. The Company funded the repayment with cash on hand.
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
Principal payments scheduled to be made on the Company's long-term debt are as follows (in millions):

2021	$140
2022	$244
2023	$—
2024	$—
2025	$1,323
Thereafter	$1,841
Interest expense activity is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash payments for interest	$102	$117	$133
Accretion of finance lease	17	4	—
Amortization of issuance discounts	29	1	1
Amortization of capitalized loan fees	5	4	4
Net changes in accruals	(19)	—	(6)
Interest incurred	134	126	132
Less capitalized interest	(5)	(5)	(6)
Total interest expense	$129	$121	$126

NOTE 8. Incentive Plans
Deferred compensation retirement plan. The Company's deferred compensation retirement plan allows for qualified officers and certain key employees of the Company to contribute up to 50 percent of their base salary, an increase from 25 percent prior to 2019, and 100 percent of their annual bonus. The Company provides a matching contribution of 100 percent of the officer's and key employee's contribution limited up to the first ten percent of the officer's base salary and eight percent of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
the key employee's base salary. In response to cost savings measures implemented in response to the COVID-19 pandemic, the Company's matching contribution was reduced to 50 percent of the officer's and key employee's contribution, limited to the first ten percent of the officer's base salary and eight percent of the key employee's base salary, beginning on May 25, 2020. In January 2021, the matching contribution was reinstated to 100 percent of the officer's and key employee's contribution limited up to the first ten percent of the salary of all participants in the plan. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan.
The Company match for the deferred compensation plan is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Deferred compensation plan	$1	$2	$3
401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's annual base salary (the "Matching Contribution"). In response to cost savings measures implemented in response to the COVID-19 pandemic, the 401(k) Plan was amended such that the Matching Contributions were reduced from 200 percent to 100 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's annual base salary for each pay period beginning on May 25, 2020. In January 2021, the Matching Contributions were increased from 100 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's annual base salary to 100 percent of a participant's contributions to the 401(k) Plan that are not in excess of ten percent of the participant's annual base salary. Each participant's account is credited with the participant's contributions, Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins on the participant's date of hire. Eligible employees are automatically enrolled in the 401(k) Plan at a contribution rate of five percent of the employee's annual base salary, unless the employee opts out of participation or makes an alternate election within 30 days of becoming eligible for participation.
The Company match for the 401(k) plan is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
401(k) plan	$18	$27	$36
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company.
The number of shares available for grant pursuant to awards under the LTIP is as follows:

As of December 31, 2020
Approved and authorized awards	12,600,000
Awards issued under plan	(8,861,276)
Awards available for future grant	3,738,724
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The number of shares available for issuance under the ESPP is as follows:

As of December 31, 2020
Approved and authorized shares	1,250,000
Shares issued	(1,118,790)
Shares available for future issuance	131,210
Stock-based compensation expense and the associated income tax benefit for awards issued under both the LTIP and ESPP are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Restricted stock - Equity Awards	$49	$79	$65
Restricted stock - Liability Awards	12	19	17
Performance unit awards	21	19	18
Employee Stock Purchase Plan	2	2	2
Total stock-based compensation expense	$84	$119	$102
Income tax benefit	$7	$18	$17
As of December 31, 2020, there was $77 million of unrecorded stock-based compensation expense related to unvested share-based compensation plans, including $17 million attributable to Liability Awards that are expected to be settled in cash on their vesting dates. The weighted average remaining vesting period of the awards is less than three years.
Restricted stock awards. During 2020, the Company awarded 522,814 restricted shares or units of the Company's common stock as compensation to directors, officers and employees of the Company, including 136,136 shares or units representing Liability Awards.
Restricted stock award activity is as follows:

	Year Ended December 31, 2020
	Equity Awards		Liability Awards
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of shares
Beginning incentive compensation awards	824,193	$149.99	246,851
Awards granted	386,678	$108.24	136,136
Awards forfeited	(52,607)	$115.00	(28,228)
Awards vested (a)	(392,283)	$151.16	(133,406)
Ending incentive compensation awards	765,981	$130.72	221,353
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards, performance units and stock options that vest during the period.
The weighted average grant-date fair value per unit of restricted stock Equity Awards awarded during 2020, 2019 and 2018 was $108.24, $137.23 and $180.66, respectively. The grant-date fair value of restricted stock Equity Awards that vested during 2020, 2019 and 2018 was $59 million, $99 million and $67 million, respectively.
As of December 31, 2020 and 2019, accounts payable - due to affiliates in the consolidated balance sheets includes $7 million and $11 million, respectively, of liabilities attributable to the Liability Awards, representing the fair value of the earned, but unvested, portion of the outstanding awards as of that date.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Cash paid for vested Liability Awards is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash paid for vested Liability Awards	$16	$20	$24
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
The grant-date fair value per unit of the 2020, 2019 and 2018 performance unit awards were $184.06, $165.84 and $246.18, respectively, and are being recorded as stock-based compensation expense ratably over the performance period. The fair value of the performance unit awards was determined using the Monte Carlo simulation model that utilizes multiple input variables to determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
Assumptions used to estimate the fair value of performance unit awards granted in each of the following years are as follows:

	2020			2019			2018
Risk-free interest rate	0.68%			2.49%			2.41%
Range of volatilities	30.9%	-	44.7%	27.7%	-	43.4%	30.4%	-	53.3%
Performance unit activity is as follows:

	Year Ended December 31, 2020
	Number of Units (a)	Weighted Average Grant- Date Fair Value
Beginning performance unit awards	116,215	$191.58
Units granted	132,621	$184.06
Units vested (b)	(41,406)	$238.68
Ending performance unit awards	207,430	$177.37
_____________________
(a)Amount reflects the number of performance units initially granted. The actual payout of shares upon vesting may be between zero and 250 percent of the performance units included in this table depending upon the total shareholder return ranking of the Company compared to peer companies at the vesting date.
(b)Units vested reflects the number of performance units that vest upon retirement or departure of eligible officers or when the service period on the award has ended. Awards that vest upon retirement or departure of eligible officers are not transferred to the officer until the original service period of the award lapses. Of the 41,406 units that vested, 4,173 units vested upon retirement of eligible officers in 2020 and will be issued when the performance period ends in 2021 and 2022. On December 31, 2020, the service period lapsed on 62,541 performance unit awards that earned 1.70 shares for each vested award resulting in 106,329 aggregate shares of common stock being issued on January 2, 2021. Of the 62,541 performance unit awards that lapsed, 25,308 units were associated with units that vested in prior years upon retirement or departure of eligible officers.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The grant-date fair value of vested performance units is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Grant-date fair value of vested performance units	$10	$22	$21

NOTE 9. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.
Asset retirement obligations activity is as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Beginning asset retirement obligations	$191	$183
New wells placed on production	5	5
Changes in estimates (a)	109	82
Dispositions	—	(37)
Liabilities settled	(32)	(52)
Accretion of discount	9	10
Ending asset retirement obligations	282	191
Less current portion of asset retirement obligations	42	73
Asset retirement obligations, long-term	$240	$118
_____________________
(a)Changes in estimates are determined based on several factors, including abandonment cost estimates based on recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates and well life estimates. The 2020 change in estimate is primarily due to decreases in commodity prices, which had the effect of shortening well life estimates and increasing the present value of the abandonment obligation. The 2019 change in estimate is primarily due to accelerating the forecasted timing of abandoning certain of the Company's vertical oil and gas wells, which had the effect of increasing the present value of the abandonment obligation attributable to those wells.
NOTE 10. Leases
The Company had a variable interest in the entity responsible for constructing the Company's corporate headquarters (the "Hidden Ridge Building"). The Company was not the primary beneficiary of the variable interest entity and only had a profit sharing interest after certain economic returns were achieved. The Company had no exposure to the variable interest entity's losses or future liabilities, if any. In December 2019, the Company sold its interest in the variable interest entity for net cash proceeds of $56 million and recognized a net gain on the sale of the building of $56 million, which is recorded in interest and other income in the consolidated statement of operations. The Company has no continuing involvement in the entity subsequent to the sale. See Note 15 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The Company recognized a finance lease upon commencement of the Hidden Ridge Building lease in October 2019, the balances of which are as follows:

		As of December 31,
Type	Consolidated Balance Sheet Location	2020	2019
		(in millions)
Assets:
Finance lease right-of-use asset	Other property and equipment, net	$528	$556
Liabilities:
Finance lease liability, current	Current other liabilities	$17	$16
Finance lease liability, noncurrent	Noncurrent other liabilities	$539	$556
In November 2019, the Company recorded accelerated amortization of $28 million in other expense in the consolidated statements of operations to fully amortize the remaining operating lease right-of-use asset associated with its former corporate headquarters. As of December 31, 2020, the consolidated balance sheet includes $13 million of operating lease liabilities related to its former corporate headquarters. See Note 16 for additional information.
The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Finance lease cost:
Amortization of right-of-use asset (a)	$28	$7
Interest on lease liability	17	4
Operating lease cost (b)	151	200
Short-term lease cost (c)	23	33
Variable lease cost (d)	27	73
Total lease cost	$246	$317
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
For the year ended December 31, 2020, cash payments of $83 million for operating, short-term and variable leases and $17 million for finance leases are included in net cash provided by operating activities and $16 million of finance lease principal payments are included in net cash used in financing activities in the consolidated statements of cash flows. For the same period, the Company also incurred operating and variable lease costs associated with drilling operations of $130 million, which are capitalized as additions to oil and gas properties and are included in investing cash flows in the consolidated statements of cash flows.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The changes in lease liabilities are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Operating	Finance	Operating	Finance
	(in millions)
Beginning lease liabilities	$306	$572	$325	$—
Liabilities assumed in exchange for new right-of-use assets (a)	33	—	142	573
Contract modifications (b)	27	—	4	—
Dispositions	—	—	(1)	—
Liabilities settled	(163)	(33)	(177)	(5)
Accretion of discount (c)	7	17	13	4
Ending lease liabilities (d)	$210	$556	$306	$572
______________________
(a)Represents noncash leasing activity. The weighted-average discount rate used to determine the present value of future operating and finance lease payments is 2.5 percent and 3.0 percent respectively, in 2020 and 3.3 percent and 3.0 percent, respectively, in 2019.
(b)Represents changes in lease liabilities due to modifications of original contract terms.
(c)Represents imputed interest on discounted future cash payments.
(d)As of December 31, 2020, the weighted-average remaining lease term of the Company's operating and finance leases is three and 19 years, respectively, as compared to three and 20 years in 2019.

Maturities of lease obligations are as follows:

	As of December 31, 2020
	Operating	Finance
	(in millions)
2021	$107	$33
2022	63	34
2023	26	35
2024	8	35
2025	5	36
Thereafter	14	564
Total lease payments	223	737
Less present value discount	(13)	(181)
Present value of lease liabilities	$210	$556

NOTE 11. Commitments and Contingencies
Severance agreements. As of December 31, 2020, the Company has entered into severance and change in control agreements with its officers and certain key employees. The current annual salaries for the officers and key employees covered under such agreements total $12 million.
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
December 31, 2020, 2019 and 2018
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVC's to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $388 million as of December 31, 2020. The Company's estimated deficiency fee obligation as of December 31, 2020 is $333 million, of which $144 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer of $75 million is included in noncurrent other assets in the consolidated balance sheets. The Company has received credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. As part of the Raton Basin Sale, the Company transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $77 million as of December 31, 2020. The Company has received credit support for the commitments of up to $50 million. The Company paid $11 million in gas transportation fees associated with the transferred commitment for the year ended December 31, 2020 and was fully reimbursed.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $24 million as of December 31, 2020. The Company has received credit support for the commitments of up to $19 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Certain contractual obligations were retained by the Company after the South Texas Divestiture, the Raton Basin Sale, the divestiture of the Company's pressure pumping assets and the decommissioning of the Company's sand mine operations in Brady, Texas. These contracts were primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets. The changes in these contractual obligations are as follows:

Year Ended December 31, 2020
(in millions)
Beginning contract obligations	$468
Liabilities settled	(200)
Accretion of discount	13
Changes in estimate (a)	79
Ending contract obligations	$360
______________________
(a)Primarily represents changes in the Company's forecasted deficiency fee payments associated with the South Texas Divestiture and the difference between estimated and actual liabilities settled associated with the Raton transportation commitments.
Firm commitments. The Company from time to time enters into, and is a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities. Certain future minimum gathering, processing, transportation, fractionation and storage fees are based upon rates and tariffs that are subject to change over the terms of the commitments.
Minimum firm commitments are as follows:

As of December 31, 2020
Firm Commitments
(in millions)
2021	$577
2022	527
2023	453
2024	478
2025	436
Thereafter	1,833
Total minimum firm commitments	$4,304
Oil and gas delivery commitments. The Company has contracts that require delivery of fixed volumes of oil and gas. The Company intends to fulfill its short-term and long-term obligations with the Company's production or from purchases of third party volumes.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Delivery commitments for oil and gas are as follows:

	As of December 31, 2020
	Oil	Gas
	(Bbls per day)	(MMBtu per day)
2021	70,000	264,671
2022	30,575	275,000
2023	—	279,178
2024	—	264,754
2025	—	125,000
Thereafter	—	405,822
Total oil and gas delivery commitments	100,575	1,614,425

NOTE 12. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash that was received during the first quarter of 2019. ProPetro is considered a related party as the shares received represent 16 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro, under which it provides pressure pumping and related services. The costs of these services are capitalized in oil and gas properties as incurred. See Note 3 for additional information.
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right acquired upon the sale of its pressure pumping assets to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party.
Transactions and balances with ProPetro are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Pressure pumping related services charges (a)	$238	$461
____________________
(a)Includes $41 million and $16 million of idle frac fleet fees for the years ended December 31, 2020 and December 31, 2019, respectively. See Note 16 for additional information.

	As of December 31,
	2020	2019
	(in millions)
Accounts receivable - due from affiliate (a)	$—	$3
Accounts payable - due to affiliate (b)	$45	$88
____________________
(a)Represents employee-related charges that were reimbursed by ProPetro.
(b)Represents pressure pumping and related services provided by ProPetro as part of a long-term agreement.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Revenue - service revenue	$635	$1,618
Cost of services (exclusive of depreciation and amortization)	$469	$1,165
Net income (loss)	$(63)	$140

NOTE 13. Major Customers
Purchasers of the Company's oil, NGL and gas production that individually accounted for ten percent or more of the Company's oil and gas revenues in at least one of the three years ended December 31, 2020 are as follows:

	Year Ended December 31,
	2020	2019	2018
Sunoco Logistics Partners L.P.	36%	33%	28%
Occidental Energy Marketing Inc.	18%	20%	17%
Plains Marketing L.P.	14%	13%	15%
The loss of any of these major purchasers, which primarily purchase the Company's oil production, could have a material adverse effect on the ability of the Company to produce and sell its oil production.
Purchasers of the Company's purchased oil and gas that individually accounted for ten percent or more of the Company's sales of purchased oil and gas in at least one of the three years ended December 31, 2020 are as follows:

	Year Ended December 31,
	2020	2019	2018
Occidental Energy Marketing Inc.	28%	30%	34%
The loss of the above major purchaser of purchased oil and gas would not be expected to have an adverse effect on the ability of the Company to sell commodities it purchases from third parties.
NOTE 14. Revenue Recognition
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGL, gas and purchased oil, gas and diesel are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGL and gas are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGL and gas generally fluctuate similar to changes in the relevant market index prices.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Oil sales	$2,871	$4,168
NGL sales	490	510
Gas sales	269	238
Total commodities sales	3,630	4,916
Sales of purchased oil	3,359	4,726
Sales of purchased gas	24	29
Sales of purchased diesel	11	—
Total sales of purchased commodities	3,394	4,755
Total revenue from contracts with purchasers	$7,024	$9,671
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL, gas and sales of purchased oil, gas and diesel may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of December 31, 2020 and 2019, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $661 million and $968 million, respectively.
NOTE 15. Interest and Other Income (Loss), Net
The components of interest and other income (loss) are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Severance and sales tax refunds	$13	$6	$1
Deferred compensation plan income (loss)	7	15	(2)
Interest income	5	17	29
Seismic data sales	2	5	5
Gain on sale of investment in Hidden Ridge Building (Note 10)	—	56	—
Contingent consideration valuation adjustment (Note 4)	(42)	(45)	—
Investment in affiliate valuation adjustment (Note 4)	(64)	15	—
Other	12	7	5
Interest and other income (loss), net	$(67)	$76	$38

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
NOTE 16. Other Expense
The components of other expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
South Texas deficiency fee obligation, net (a)	$80	$—	$—
Termination and idle drilling and frac equipment charges (b)	80	25	—
Restructuring charges (c)	79	159	—
Loss on early extinguishment of debt (d)	27	—	—
Transportation commitment charges (e)	16	74	161
Legal and environmental charges	12	19	21
Parsley transactions costs (f)	10	—	—
Sand shortfall purchase penalty	5	—	—
Asset impairment (g)	3	38	11
Asset divestiture-related charges (h)	—	25	170
Sand mine decommissioning-related charges (i)	—	23	443
Corporate headquarters relocation-related costs (j)	(1)	41	—
Vertical integration services (gain) loss (k)	(2)	15	2
Other	12	29	41
Total other expense	$321	$448	$849
____________________
(a)Represents an increase in the Company's forecasted deficiency fee payments associated with the South Texas Divestiture offset by an increase in the forecasted deficiency fee receivable from the buyer. See Note 3 and Note 4 for additional information.
(b)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(c)Primarily represents employee-related charges associated with the 2020 Corporate Restructuring and the 2019 Corporate Restructuring Program. See Note 3 and Note 8 for additional information.
(d)Represents the loss on early debt extinguishment attributable to certain of the Company's senior notes and its 364-day credit agreement. See Note 7 for additional information.
(e)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(f)Represents legal, audit and other transactional costs incurred in conjunction with the Parsley acquisition.
(g)In 2019 and 2018, the charges primarily represent inventory and other asset impairment charges associated with the decommissioning of the Company's Brady, Texas sand mine and pumping services assets that have no future benefit to the Company. See Note 3 and Note 4 for additional information.
(h)Primarily represents employee-related charges and contract termination charges associated with the Company's divestitures. See Note 3 for additional information.
(i)Represents accelerated depreciation related to the decommissioning of the Company's Brady, Texas sand mine. See Note 3 for additional information.
(j)Represents costs associated with relocating to the Hidden Ridge Building, including $28 million of accelerated amortization of the operating lease right-of-use asset associated with the Company's former corporate headquarters and $12 million of exit and relocation-related costs.
(k)Primarily represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three years ended December 31, 2020, 2019 and 2018, these vertical integration net margins included $42 million, $51 million and $128 million of gross vertical integration revenues, respectively, and $40 million, $66 million and $130 million of total vertical integration costs and expenses, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
Enactment of the Consolidated Appropriations Act, 2021. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 ("the Act"). The Act includes many tax provisions, including the extension of various expiring provisions, extensions and expansions of certain earlier pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company's current year tax provision or the Company's consolidated financial statements.
Enactment of the Coronavirus Aid, Relief and Economic Security Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's current year tax provision or the Company's consolidated financial statements.
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
•Repeal of the corporate alternative minimum tax ("AMT"). The Tax Reform Legislation provides that existing AMT credit carryovers are refundable beginning in 2018. As of December 31, 2020, the Company's AMT credit carryovers have been substantially refunded.
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
Uncertain tax positions. The Company had unrecognized tax benefits ("UTBs") resulting from research and experimental expenditures related to horizontal drilling and completion innovations. In December 2019, the Company and the taxing authorities effectively settled the uncertain tax position for the 2012-2015 tax years. In December 2020, the Company and the taxing authorities effectively settled the remaining uncertain tax position for the 2016-2018 tax years. As of December 31, 2020, the Company no longer has any UTBs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning unrecognized tax benefits	$39	$141	$124
Current year additions	—	—	17
Effectively settled tax positions	(39)	(102)	—
Ending unrecognized tax benefits	$—	$39	$141
Other tax matters.
Net tax refunds are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Tax refunds, net	$(13)	$(5)	$—
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2020, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.
The earliest open years in the Company's key jurisdictions are as follows:

U.S. federal	2016
Various U.S. states	2013
Income tax benefit (provision) is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
U.S. federal	$12	$8	$—
U.S. state	(3)	(3)	(2)
Current income tax benefit (provision)	9	5	(2)
Deferred:
U.S. federal	55	(228)	(258)
U.S. state	(3)	(12)	(16)
Deferred income tax benefit (provision)	52	(240)	(274)
Income tax benefit (provision)	$61	$(235)	$(276)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The effective tax rate for income (loss) is reconciled to the United States federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except percentages)
Income (loss) before income taxes	$(261)	$1,008	$1,251
Net loss attributable to noncontrolling interests	—	—	3
Income (loss) attributable to common stockholders before income taxes	$(261)	$1,008	$1,254
Federal statutory income tax rate	21%	21%	21%
Benefit (provision) for federal income taxes at the statutory rate	55	(212)	(263)
State income tax provision (net of federal tax)	(5)	(12)	(12)
Other	11	(11)	(1)
Income tax benefit (provision)	$61	$(235)	$(276)
Effective income tax rate, excluding net loss attributable to noncontrolling interests	23%	23%	22%

Significant components of deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Net operating loss carryforward (a)	$1,111	$1,039
Credit carryforwards (b)	110	101
Asset retirement obligations	61	41
Incentive plans	29	40
Net deferred hedge losses	68	—
South Texas Divestiture	62	75
Lease deferred tax assets	167	191
Other	47	47
Deferred tax assets	1,655	1,534
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(2,741)	(2,628)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(196)	(189)
Net deferred hedge gains	—	(9)
South Texas Divestiture	(16)	(35)
Lease deferred tax liabilities	(43)	(61)
Convertible Notes	(23)	—
Other	(2)	(5)
Deferred tax liabilities	(3,021)	(2,927)
Net deferred tax liability	$(1,366)	$(1,393)
____________________
(a)Net operating loss carryforwards as of December 31, 2020 consist of $5 billion of U.S. federal NOLs, which expire between 2032 and 2040. Additionally, the net operating loss carryforwards consist of $177 million of Colorado NOLs that begin to expire in 2027 and which has a fully offsetting valuation allowance.
(b)Credit carryforwards as of December 31, 2020, consist of $110 million of U.S. federal credits for research and experimental expenditures, which expire between 2032 and 2038.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
NOTE 18. Net Income (Loss) Per Share
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
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss) attributable to common stockholders	$(200)	$773	$978
Participating share based earnings (a)	—	(3)	(5)
Basic and diluted net income (loss) attributable to common stockholders	$(200)	$770	$973

Basic and diluted weighted average shares outstanding	165	167	171
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
Shares repurchased are as follows:

	Year Ended December 31,
	2020	2019	2018 (a)
	(in millions)
Shares repurchased	$160	$622	$149
______________________
(a)During 2018, the Company repurchased $22 million of common stock pursuant to a previously authorized common stock repurchase program and $127 million of common stock pursuant to the current authorized common stock repurchase program.
As of December 31, 2020, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
NOTE 19. Subsequent Events
Dividends. In February 2021, the board of directors declared a cash dividend of $0.56 per share on the Company's outstanding common stock, payable April 14, 2021 to stockholders of record at the close of business on March 31, 2021.
Parsley Energy Acquisition. On January 12, 2021, the Company acquired Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). On the closing date of the Parsley Acquisition, Parsley merged into a newly formed wholly owned subsidiary of the Company, and the subsidiaries of Parsley, including Jagged Peak Energy LLC ("Jagged Peak"), became indirect subsidiaries of the Company.
As part of the Parsley Acquisition, each eligible share of Parsley Class A common stock and each membership interest unit of Parsley Energy, LLC were automatically converted into the right to receive .1252 shares of Pioneer common stock. As a result, the Company issued approximately 52 million shares of Pioneer common stock upon the consummation of the Parsley Acquisition, representing total stock consideration transferred of approximately $7 billion.
Acquisition costs of $10 million related to the Parsley Acquisition are included in other expense in the Company's consolidated statements of operations for the year ended December 31, 2020. The acquisition will be accounted for as a business combination, with the fair value of consideration allocated to the acquisition date fair value of assets and liabilities acquired. Parsley's post-acquisition date results of operations will be incorporated into the Company's interim condensed consolidated financial statements for the three months ended March 31, 2021.
Parsley is considered a related party as Bryan Sheffield, Parsley's Executive Chairman and one of Parsley's largest stockholders, is the son of Scott Sheffield, Chief Executive Officer of the Company.
First Amendment to Credit Agreement. On January 12, 2021, Pioneer entered into the First Amendment to Credit Agreement (the "Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The primary changes attributable to the Amendment were to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the credit facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing.
Senior notes. On December 30, 2020, Parsley and the other issuers of their senior notes delivered notices of conditional redemption for the Parsley 5.250% Senior Notes due 2025 and the Parsley 5.375% Senior Notes due 2025. Additionally, Pioneer issued a cash tender offer notice to purchase any and all of the Parsley outstanding 5.625% Senior Notes due 2027 and 4.125% Senior Notes due 2028. On January 14, 2021, Pioneer delivered an additional conditional notice of redemption for the Jagged Peak 5.875% Senior Notes due 2026.
In January 2021, the Company issued $750 million of 0.750% Senior Notes that will mature January 15, 2024, $750 million of 1.125% Senior Notes that will mature January 15, 2026 and $1.0 billion of 2.150% Senior Notes that will mature January 15, 2031 (the "January 2021 Senior Notes Offering"). The Company received proceeds, net of $18 million of issuance costs and discounts, of $2.5 billion. Interest on each of the new notes will be payable on January 15 and July 15 of each year. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Company used the proceeds from the January 2021 Senior Notes Offering to (i) pay $1.6 billion to redeem Parsley's 5.250% Senior Notes due 2025, Parsley's 5.375% Senior Notes due 2025 and Jagged Peak's 5.875% Senior Notes due 2026, and (ii) pay $852 million to purchase a portion of Parsley's 5.625% Senior Notes due 2027 and Parsley's 4.125% Senior Notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% Senior Notes due 2027 and 4.125% Senior Notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days.
The Company's outstanding 3.45% Senior Notes matured on January 15, 2021. The Company funded the payment of the $140 million principal balance with cash on hand. See Note 7 for additional information regarding the Company's 3.45% Senior Notes.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
February 2021 Winter Storm. During February 2021, the Company's operations in West Texas were significantly impacted by winter weather that brought abnormally cold temperatures, along with snow and icy conditions across the state of Texas. The extreme winter weather impacted production operations, midstream infrastructure and power providers throughout the state, along with many other services. As a result, most of the Company's production was offline for about a week, which is expected to impact first quarter 2021 production by approximately 30 MBOPD and 55 MBOEPD.
Early in the weather event, the Company attempted to perform or otherwise satisfy its firm gas sales commitments, but as the impacts of the winter weather became clearer, the Company subsequently issued force majeure notices to its customers given the inability to perform such contracts for a variety of reasons, including significant production being offline, interruptions to midstream operations, the inability to flow gas to markets due to infrastructure downtime and compliance with government orders to direct any available gas volumes towards supporting power generation. Certain of the Company's customers have alleged that the Company's force majeure notices were improper under the applicable contracts. The Company estimates that it incurred incremental cash costs of $75 million to $85 million in connection with its firm gas sales commitments early in the weather event.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the U.S. See the Company's accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2020	2019
	(in millions)
Oil and gas properties:
Proved	$23,934	$22,444
Unproved	576	584
Capitalized costs for oil and gas properties	24,510	23,028
Less accumulated depletion, depreciation and amortization	(10,071)	(8,583)
Net capitalized costs for oil and gas properties	$14,439	$14,445
Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Property acquisition costs:
Proved	$—	$2	$1
Unproved	14	26	64
Exploration costs (a)	1,172	2,199	2,654
Development costs (b)	387	743	949
Total costs incurred	$1,573	$2,970	$3,668
____________________
(a) Exploration costs incurred for oil and gas production activities includes $5 million, $10 million and $1 million related to asset retirement obligations for the year ended December 31, 2020, 2019 and 2018, respectively.
(b) Development costs incurred for oil and gas producing activities includes the following amounts:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Development drilling	$118	$197	$376
Gas plant expansion (a)	17	147	9
Production facilities (b)	79	140	214
Asset retirement obligations	107	75	16
Other (c)	66	184	334
Total development costs incurred	$387	$743	$949
____________________
(a) Primarily represents gas plant capital related to the Company's ownership share of expansion capital in gas plants and related infrastructure. See Note 2 for additional information.
(b) Primarily represents production facilities including tank batteries, flowlines and pipeline connections that were associated with development wells and successful exploratory/extension wells placed on production.
(c) Primarily represents (i) capital related non-operated well activity, (ii) labor costs associated with the Company's capital program and (iii) capital workovers performed during the year.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2020, 2019 and 2018 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission (the "SEC") and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.
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
December 31, 2020, 2019 and 2018
The following table provides a rollforward of total proved reserves. Oil and NGL volumes are expressed in thousands of Bbls ("MBbls"), gas volumes are expressed in millions of cubic feet ("MMcf") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

	Year Ended December 31,
	2020				2019				2018
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Total Proved Reserves:
Balance, January 1	603,750	281,983	1,499,513	1,135,652	565,010	240,914	1,458,574	1,049,020	482,889	210,497	1,751,880	985,366
Production (b)	(77,095)	(31,376)	(166,863)	(136,282)	(77,509)	(26,398)	(145,026)	(128,078)	(69,583)	(23,280)	(157,278)	(119,076)
Revisions of previous estimates	(68,300)	73,107	342,720	61,927	(30,216)	29,415	94,767	14,994	(15,665)	21,087	257,502	48,339
Extensions and discoveries	111,239	55,952	267,497	211,774	167,022	60,069	293,507	276,009	175,067	51,414	230,272	264,859
Sales of minerals-in-place	(1,480)	(803)	(4,434)	(3,022)	(20,603)	(22,032)	(202,401)	(76,369)	(7,722)	(18,809)	(623,830)	(130,502)
Purchases of minerals-in-place	670	324	1,667	1,272	46	15	92	76	24	5	28	34
Balance, December 31	568,784	379,187	1,940,100	1,271,321	603,750	281,983	1,499,513	1,135,652	565,010	240,914	1,458,574	1,049,020
Proved Developed Reserves:
Balance, January 1	571,293	268,468	1,429,417	1,077,997	521,579	219,730	1,330,852	963,118	442,364	189,434	1,629,451	903,373
Balance, December 31	539,320	362,584	1,855,607	1,211,172	571,293	268,468	1,429,417	1,077,997	521,579	219,730	1,330,852	963,118
Proved Undeveloped Reserves:
Balance, January 1	32,457	13,515	70,096	57,655	43,431	21,184	127,722	85,902	40,525	21,063	122,429	81,993
Balance, December 31	29,464	16,603	84,493	60,149	32,457	13,515	70,096	57,655	43,431	21,184	127,722	85,902
______________________
(a)The proved gas reserves as of December 31, 2020, 2019 and 2018 include 115,239 MMcf, 100,236 MMcf and 106,948 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) rather than being delivered to a sales point.
(b)Production for 2020, 2019 and 2018 includes 11,201 MMcf, 11,781 MMcf and 13,690 MMcf of field fuel, respectively.

Revisions of previous estimates. Revisions of previous estimates for 2020, 2019 and 2018 were comprised of 145 million barrels of oil equivalent ("MMBOE"), 26 MMBOE and 29 MMBOE, respectively, of positive technical revisions. The 145 MMBOE of positive technical revisions in 2020 were primarily attributable to 167 MMBOE of positive NGLs and gas revisions as a result of (i) increasing wet gas production (as a percentage of a horizontal well's total production) over time, (ii) new processing facilities and takeaway capacity being placed into service during 2019 and 2020, which had the effect of lowering line pressures, and (iii) increased recovery rates for NGLs. The positive technical revisions for 2019 and 2018 were primarily attributable to improved performance from horizontal wells placed on production in the Spraberry/Wolfcamp oil field in the Permian Basin. Revisions of previous estimates associated with changes in NYMEX oil and gas prices resulted in negative price revisions of 83 MMBOE and 11 MMBOE in 2020 and 2019, respectively, and positive price revisions of 20 MMBOE in 2018. Of the negative price revisions for 2020, 46 MMBOE were attributable to proved oil reductions.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,				% Change
	2020	2019	2018	2017	2020 to 2019	2019 to 2018	2018 to 2017
Oil per Bbl	$39.57	$55.93	$65.57	$51.34	(29%)	(15%)	28%
Gas per Mcf	$1.98	$2.58	$3.10	$2.98	(23%)	(17%)	4%
Extensions and discoveries. Extensions and discoveries for 2020, 2019 and 2018 were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Permian Basin. During 2020, 2019 and 2018, the Company drilled 242, 280 and 251 gross productive exploratory/extension wells, respectively, and added 28, 41 and 24 of proved undeveloped locations, respectively. Associated therewith, during 2020, 2019 and 2018, the Company added 212 MMBOE, 276 MMBOE and 265 MMBOE of net reserves from extensions and discoveries, respectively, of which 29 MMBOE, 36 MMBOE and 23 MMBOE, respectively, were recorded as proved undeveloped reserves. The Permian Basin's geology is complex, consisting of multiple stacked horizons/zones, each with its own unique characteristics. The Company recognizes proved undeveloped reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or when reliable technology provides reasonable certainty of economic producibility. The Company did not add any proved undeveloped reserves using reliable technology during the years 2018 - 2020.
Sales of minerals-in-place. Sales of minerals-in-place in 2020 were primarily related to divesting non-core Permian Basin unproved properties and associated producing wells. In 2019, sales of minerals-in-place were primarily related to the sale of the Company's Eagle Ford assets and other remaining South Texas assets. In 2018, sales of minerals-in-place were primarily related to the sale of the Company's West Eagle Ford Shale assets, Raton Basin assets and West Panhandle assets. See Note 3 to the accompanying financial statements for additional information.
Purchases of minerals-in-place. Purchases of minerals-in-place during 2020 were primarily attributable to acquisitions in the Company's Spraberry/Wolfcamp oil field in the Permian Basin.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
Proved undeveloped reserves activity is as follows (in MBOE):

Year Ended December 31, 2020
Beginning proved undeveloped reserves	57,655
Revisions of previous estimates	(1,190)
Extensions and discoveries	28,763
Transfers to proved developed	(25,079)
Ending proved undeveloped reserves	60,149
As of December 31, 2020, the Company had 60 proved undeveloped well locations as compared to 60 and 134 for December 31, 2019 and December 31, 2018, respectively. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during 2020 were comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates were primarily comprised of one MMBOE related to negative technical revisions.
Extensions and discoveries. Extensions and discoveries were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Permian Basin.
Transfers to proved developed. Transfers to proved developed reserves represented those undeveloped proved reserves that moved to proved developed as a result of development drilling. The company incurred development costs directly related to the transfer of proved reserves of approximately $166 million, or $6.62 per BOE, and developed 43 percent of its 2019 proved undeveloped reserves. Development costs related to the transfer of proved reserves were incurred during 2019 and 2020.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2020.
While the Company expects, based on Management's Price Outlooks, that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of internally-generated cash flows, cash and cash equivalents on hand, sales of investments, availability under its credit facility, or external financing sources to fund these and other capital expenditures, including exploratory/extension drilling and acquisitions.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
The estimated timing and cash flows of developing proved undeveloped reserves are as follows:

	As of December 31, 2020
	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
		(in millions)
Year Ended December 31, (a)
2021	3,550	$108	$18	$203	$(113)
2022	5,616	160	31	92	37
2023	5,121	137	30	39	68
2024	4,708	122	28	59	35
2025	4,186	107	26	3	78
Thereafter (b)	36,968	883	329	5	549
Total	60,149	$1,517	$462	$401	$654
______________________
(a)Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling beginning in 2021.
(b)Future development costs represents $5 million of net abandonment costs in years beyond the forecasted years.
The Company's 2020 estimated future production costs attributable to proved undeveloped reserves of $7.68 per BOE are less than the forecasted future production costs attributable to total proved reserves of $11.63 per BOE for the following reasons:
•As of December 31, 2020, the majority of the Company's proved developed producing wells are comprised of legacy vertical wells that have higher production costs, on a per BOE basis, than the Company's proved developed producing horizontal wells. The total proved reserves production cost per BOE of $11.63 is comprised of $10.14 per BOE for horizontal wells and $23.57 per BOE for vertical wells.
•The estimated future production costs of $7.68 per BOE associated with proved undeveloped reserves is comprised entirely of horizontal wells is marginally lower than the $10.14 per BOE average of the Company's producing horizontal wells included in total proved reserves. The lower costs take into account the initial production rates of new wells, which are higher at the beginning of a well's life, and result in a lower overall production cost, on a per BOE basis, when looked at over the well's total productive life versus a well that is later in its productive life. In addition, the future production costs on proved undeveloped horizontal wells also reflect the economies of scale of adding the wells to existing infrastructure, allowing the Company to spread certain fixed costs over a larger production volume.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
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
The standardized measure of discounted future cash flows as well as a rollforward in total for each respective year are as follows:

	December 31,
	2020	2019	2018
	(in millions)
Oil and gas producing activities:
Future cash inflows	$30,357	$40,902	$43,057
Future production costs	(14,784)	(19,687)	(16,800)
Future development costs (a)	(1,124)	(1,858)	(1,613)
Future income tax expense	(494)	(1,096)	(1,461)
Standardized measure of future cash flows	13,955	18,261	23,183
Ten percent annual discount factor	(6,753)	(8,527)	(11,850)
Standardized measure of discounted future cash flows	$7,202	$9,734	$11,333
 __________________
(a)Includes $595 million, $584 million and $621 million of undiscounted future asset retirement expenditures estimated as of December 31, 2020, 2019 and 2018, respectively, using current estimates of future abandonment costs at the end of each year. See Note 9 for additional information.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Oil and gas sales, net of production costs	$(2,566)	$(3,569)	$(3,673)
Revisions of previous estimates:
Net changes in prices and production costs	(3,971)	(2,935)	2,067
Changes in future development costs	152	(454)	(299)
Revisions in quantities	(27)	(174)	(283)
Accretion of discount	809	985	1,163
Extensions, discoveries and improved recovery	2,366	4,541	5,053
Development costs incurred during the period	105	183	177
Sales of minerals-in-place	(9)	(541)	(287)
Purchases of minerals-in-place	7	—	—
Change in present value of future net revenues	(3,134)	(1,964)	3,918
Net change in present value of future income taxes	602	365	(736)
	(2,532)	(1,599)	3,182
Balance, beginning of year	9,734	11,333	8,151
Balance, end of year	$7,202	$9,734	$11,333

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
Selected Quarterly Financial Results
In the fourth quarter of 2020, the Company determined that certain amounts reported in the Company's previously issued unaudited interim consolidated statements of operations and consolidated balance sheets contained misstatements (see Note 2 for further details). In accordance with Staff Accounting Bulletin No. 99, Materiality, management evaluated the materiality of the misstatements from a qualitative and quantitative perspective and concluded that the misstatements were not material to the Company's previously issued first and second quarter 2020 interim consolidated financial statements. The Company concluded that the misstatements were material to the three and nine months ended September 30, 2020 interim consolidated financial statements. Accordingly, the Company has revised its first and second quarter 2020 interim consolidated financial statements and has restated its three and nine months ended September 30, 2020 interim consolidated financial statements.
The effects of the adjustments to the Company's previously reported 2020 quarterly consolidated statements of operations on a standalone quarter basis is as follows (in millions, except for per share data):

	As Reported			Adjustments			As Revised		As Restated
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Oil and gas revenues	$1,095	$600	$922	$—	$—	$—	$1,095	$600	$922	$1,013
Derivative gain (loss), net (a) (b)	$453	$(336)	$(57)	$3	$(20)	$(84)	$456	$(356)	$(141)	$(240)

Total revenues and other income	$2,257	$859	$1,815	$3	$(20)	$(84)	$2,260	$839	$1,731	$1,856
Total costs and expenses	1,892	1,397	1,831	—	—	—	1,892	1,397	1,831	1,828
Income (loss) before income taxes	365	(538)	(16)	3	(20)	(84)	368	(558)	(100)	28
Income tax benefit (provision)	(76)	99	(4)	(1)	10	19	(77)	109	15	15
Net income (loss)	$289	$(439)	$(20)	$2	$(10)	$(65)	$291	$(449)	$(85)	$43
Basic and diluted net income (loss) attributable to common stockholders per share	$1.74	$(2.66)	$(0.12)	$0.01	$(0.07)	$(0.40)	$1.75	$(2.73)	$(0.52)	$0.26

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
The effects of the adjustments to the Company's previously reported 2020 quarterly consolidated statements of operations on a year-to-date basis is as follows (in millions, except for per share data):

	As Reported			Adjustments			As Revised		As Restated
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Oil and gas revenues	$1,095	$1,695	$2,617	$—	$—	$—	$1,095	$1,695	$2,617
Derivative gain (loss), net (a) (b)	$453	$117	$60	$3	$(17)	$(101)	$456	$100	$(41)

Total revenues and other income	$2,257	$3,116	$4,930	$3	$(17)	$(101)	$2,260	$3,099	$4,829
Total costs and expenses	1,892	3,288	5,118	—	—	—	1,892	3,288	5,118
Income (loss) before income taxes	365	(172)	(188)	3	(17)	(101)	368	(189)	(289)
Income tax benefit (provision)	(76)	22	18	(1)	9	28	(77)	31	46
Net income (loss)	$289	$(150)	$(170)	$2	$(8)	$(73)	$291	$(158)	$(243)
Basic and diluted net income (loss) attributable to common stockholders per share	$1.74	$(0.91)	$(1.03)	$0.01	$(0.05)	$(0.44)	$1.75	$(0.96)	$(1.47)
______________
(a)During the Company's review of its marketing contracts during the fourth quarter of 2020, the Company identified two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were entered in October 2019, each with January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. The effect of the misstatements was an understatement of noncash derivative gains of $6 million for the quarter ended March 31, 2020, an overstatement of noncash derivative losses of $22 million for the quarter ended June 30, 2020 and an overstatement of noncash derivative gains of $85 million for the quarter ended September 30, 2020.
(b)During the fourth quarter of 2020, the Company also made certain other immaterial corrections to previously reported quarters. The Company determined that no adjustments were needed for interim periods prior to March 31, 2020.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
The effects of the adjustments to the Company's previously reported 2020 quarterly consolidated balance sheets is as follows (in millions, except for per share data):

	As Reported			Adjustments			As Revised		As Restated
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Derivative asset - current	$386	$72	$49	$—	$—	$(1)	$386	$72	$48
Total current assets	$2,069	$1,195	$2,420	$—	$—	$(1)	$2,069	$1,195	$2,419
Derivative asset - noncurrent	$43	$3	$—	$24	$17	$—	$67	$20	$—
Total assets	$19,051	$17,906	$18,977	$24	$17	$(1)	$19,075	$17,923	$18,976
Derivative liability - current	$3	$88	$51	$—	$11	$23	$3	$99	$74
Total current liabilities	$2,080	$1,584	$1,688	$—	$11	$23	$2,080	$1,595	$1,711
Derivative liability - noncurrent	$3	$27	$14	$—	$1	$56	$3	$28	$70
Deferred income taxes	$1,465	$1,403	$1,406	$5	$(4)	$(24)	$1,470	$1,399	$1,382
Retained earnings	$4,223	$3,693	$3,582	$19	$9	$(56)	$4,242	$3,702	$3,526
Total equity	$12,211	$11,740	$11,654	$19	$9	$(56)	$12,230	$11,749	$11,598
Total liabilities and equity	$19,051	$17,906	$18,977	$24	$17	$(1)	$19,075	$17,923	$18,976

The adjustments had no effect on the Company's previously reported interim 2020 net cash flows from operating activities, investing activities or financing activities.

PIONEER NATURAL RESOURCES COMPANY

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Background. In connection with the preparation of this Report, management of the Company became aware that the unaudited consolidated financial statements for the three and nine months ended September 30, 2020, contained misstatements related to two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were executed in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. In order to properly account for the contracts as derivatives, the Company has withdrawn reliance on its previously reported unaudited consolidated financial statements for the three months and nine months ended September 30, 2020 and has restated the unaudited consolidated financial statements for those periods in this Annual Report on Form 10-K. See the Company's Current Report on Form 8-K filed on February 25, 2021 and "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" of this Report.
Management of the Company has concluded that the control deficiency that resulted in the failure to detect the misstatement described above is a material weakness in the Company's internal control over financial reporting as of December 31, 2020 related to the design and maintenance of internal controls over the review of material marketing contracts that could have elements of a derivative. Management of the Company therefore concluded that the Company's disclosure controls and procedures were not effective at September 30, 2020 or December 31, 2020 and that the Company's internal control over financial reporting was not effective at a reasonable assurances level at December 31, 2020. Other than the material weakness identified above, there were no changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Evaluation of disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Exchange Act, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Report, because of the existence of the material weakness in internal control over financial reporting described below (which the Company views as an integral part of the Company's disclosure controls and procedures).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed by or under the supervision of the Company's principal executive officer and principal financial officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2020, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company's internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2020 because of the material weakness described below.
Material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management did not design and maintain effective controls to identify and evaluate material marketing contracts that could have elements of a derivative, which failure represents a material weakness in the Company's internal control over financial reporting. This material weakness in the Company's internal control over financial reporting resulted in the accounting corrections that led to the restatement of previously issued financial statements.
Remediation Plan. Management is developing and plans to implement the following internal controls to remediate the control deficiency related to the review of material marketing contracts that could have elements of a derivative:
•Implement new controls surrounding the review and identification of unique marketing contract terms that would indicate that the contract may be a derivative, with any identified contract requiring a comprehensive technical accounting assessment and
•Engage a third party to review marketing contract terms with unique provisions on an as-required basis.
While management believes that it has implemented the principal remediation measures needed for this material weakness prior to issuance of this Report, including performing a second review of all material third-party marketing contracts, the material weakness will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time to allow management to conclude that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and actions and will refine its remediation plan as appropriate.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. The report, which expresses an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on Internal Control over Financial Reporting
We have audited Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pioneer Natural Resources Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management did not design and maintain effective controls to identify and evaluate material marketing contracts that could have elements of a derivative.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pioneer Natural Resources Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 1, 2021 that expressed an unqualified opinion thereon.
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
March 1, 2021

PIONEER NATURAL RESOURCES COMPANY

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2021 and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2021 and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Summarized information about the Company's equity compensation plans is as follows:

	As of December 31, 2020
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2006 Long-Term Incentive Plan (b)(c)	86,332	$113.69	3,738,724
Employee Stock Purchase Plan (d)	—	—	131,210
	86,332	$113.69	3,869,934
_______________________
(a)There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.
(b)The number of remaining securities available for future issuance under the Company's 2006 Long-Term Incentive Plan is based on the aggregate securities authorized for issuance under the plan of 12,600,000.
(c)The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units as of December 31, 2020.
(d)The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the aggregate securities authorized for issuance under the plan of 1,250,000.
See Note 8 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2021 and is incorporated herein by reference.

PIONEER NATURAL RESOURCES COMPANY

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2021 and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2021 and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data:"
•Report of Independent Registered Pubic Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
•Unaudited Supplementary Information
(b)Exhibits
The exhibits to this Report that are required to be filed pursuant to Item 15(b) are listed below.
(c)Financial Statement Schedules
No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

PIONEER NATURAL RESOURCES COMPANY
Exhibits

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of October 20, 2020, by and among Pioneer Natural Resources Company, Pearl First Merger Sub Inc., Pearl Second Merger Sub LLC, Pearl Opco Merger Sub LLC, Parsley Energy, Inc. and Parsley Energy, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 20, 2020).

3.1	—
Amended and Restated Certificate of Incorporation of the Company, dated June 26, 1997, and Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-13245).

3.2(a)	—	Sixth Amended and Restated Bylaws of the Company, dated November 19, 2020.
4.1	—
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

4.5	—
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

4.8	—
Third Supplemental Indenture, dated August 11, 2020, by and between Pioneer Natural Resources Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 11, 2020).

4.9	—
Fourth Supplemental Indenture, dated January 29, 2021, by and between Pioneer Natural Resources Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.10	—
Indenture, dated October 11, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 11, 2017).

4.11	—
First Supplemental Indenture, dated January 15, 2020, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.14 to the Parsley Energy Inc.'s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.12	—
Second Supplemental Indenture, dated January 26, 2021, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.13	—
Indenture, dated February 11, 2020, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Parsley Energy Inc.'s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 11, 2019).

4.14	—
First Supplemental Indenture, dated January 26, 2021, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

PIONEER NATURAL RESOURCES COMPANY

4.15(a)	—	Description of capital stock
10.1	—
Credit Agreement, dated as of October 24, 2018, by and among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 30, 2018).

10.2	—
First Amendment to Credit Agreement, dated as of January 12, 2021, by and among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 12, 2021).

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

10.12 H (a)	—	Amendment No.1 to Pioneer Natural Resources Company Amended and Restated 2006 Long-Term Incentive Plan, dated January 12, 2021.
10.13 H	—
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

PIONEER NATURAL RESOURCES COMPANY

10.17 H	—
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
Form of Restricted Stock Unit Award Agreement between the Company and executive officers of the Company, with respect to retention awards made under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-13245).

10.19 H	—
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

10.22 H	—
Pioneer Natural Resources Company Employee Stock Purchase Plan, as amended and restated, effective September 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-13245).

10.23 H	—
First Amendment to Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan, effective September 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).

10.24 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.25 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.26 H	—
Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.27 H	—
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.28 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.29 H	—
Amendment No. 3 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 19, 2013 and effective January 1, 2009 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.30 H	—
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

10.32 H	—
Amendment No. 6 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 30, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-13245).

10.33 H	—
Amendment No. 7 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed March 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.34 H	—
Amendment No. 8 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.35 H (a)		Amendment No. 9 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 30, 2020.
10.36 H	—
Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.37 H	—
First Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.38 H	—
Second Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.39 H	—
Third Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-13245).

10.40 H (a)		Fourth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated November 2, 2020.
10.41 H	—
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

10.42 H (a)	—
Indemnification Agreement, dated as of January 12, 2021, between the Company and A.R. Alameddine, together with a schedule identifying other substantially identical agreements between the Company and Matt Gallagher.

10.43 H	—
Severance Agreement, dated February 21, 2019, between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

10.44 H	—
Severance Agreement, dated August 16, 2005, between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13245).

10.45 H	—
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

10.47 H	—
Amendment to Severance Agreement, dated December 8, 2008, between the Company and the executive officer identified on the schedule thereto (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.48 H	—
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

10.50 H	—
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

PIONEER NATURAL RESOURCES COMPANY

10.51 H	—
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

10.52 H	—
Severance Agreement, dated effective February 27, 2013, between the Company and the executive officer identified on the schedule thereto (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-3245).

10.53 H	—
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

10.54 H	—
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

10.55 H	—
Change in Control Agreement, dated February 27, 2018, between the Company and the executive officers identified on the schedule thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 5, 2018).

10.56 H	—
Form of Amendment to Severance Agreement and Change in Control Agreement, dated May 17, 2017, between the Company and each executive officer of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-13245).

10.57 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.58 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.59 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.60 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.61 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.62 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.63 H	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Q-Jagged Peak and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

10.64 H	—
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

PIONEER NATURAL RESOURCES COMPANY

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

PIONEER NATURAL RESOURCES COMPANY
Date:	March 1, 2021

		By:	/s/ Scott D. Sheffield
Scott D. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield	Chief Executive Officer and Director (principal executive officer)	March 1, 2021
Scott D. Sheffield

/s/ Neal H. Shah	Senior Vice President and Chief Financial Officer (principal financial officer)	March 1, 2021
Neal H. Shah

/s/ Margaret M. Montemayor	Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2021
Margaret M. Montemayor

/s/ J. Kenneth Thompson	Chairman of the Board of Directors	March 1, 2021
J. Kenneth Thompson

/s/ A.R. Alameddine	Director	March 1, 2021
A.R. Alameddine

/s/ Edison C. Buchanan	Director	March 1, 2021
Edison C. Buchanan

/s/ Matt Gallagher	Director	March 1, 2021
Matt Gallagher

/s/ Phillip A. Gobe	Director	March 1, 2021
Phillip A. Gobe

/s/ Larry R. Grillot	Director	March 1, 2021
Larry R. Grillot

/s/ Stacy P. Methvin	Director	March 1, 2021
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	March 1, 2021
Royce W. Mitchell

/s/ Frank A. Risch	Director	March 1, 2021
Frank A. Risch

/s/ Phoebe A. Wood	Director	March 1, 2021
Phoebe A. Wood

/s/ Michael D. Wortley	Director	March 1, 2021
Michael D. Wortley