Form 10-Q
period 2021-03-31
PIONEER NATURAL RESOURCES CO
filed 2021-05-10
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 6, 2021    243,952,401

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity; competition; the ability to obtain environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including the risk of new restrictions with respect to development activities; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs and results of drilling and operations; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the Company will not be able to successfully integrate the business of Double Eagle III Midco 1 LLC or fully or timely realize the expected synergies and accretion metrics from the Parsley Energy, Inc. and Double Eagle III Midco 1 LLC acquisitions; access to and cost of capital; the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, well costs, capital expenditures, rates of return, expenses, cash flow and cash flow from purchases and sales of oil and gas, net of firm transportation commitments; sources of funding; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. These and other risks are described in Pioneer's Annual Report on Form 10-K for the year ended December 31, 2020. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition," "Part I, Item 1. Business- Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

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
•"Dutch TTF" means Title Transfer Facility and is a virtual trading hub for gas in the Netherlands and is the primary gas pricing hub for the European gas market.
•"GAAP" means accounting principles generally accepted in the United States of America.
•"HH" means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for gas futures contracts on the NYMEX.
•"Houston Ship Channel" is a benchmark pricing hub for South Texas gas.
•"MBbl" means one thousand Bbls.
•"MBOE" means one thousand BOEs.
•"Mcf" means one thousand cubic feet and is a measure of gas volume.
•"MEH" means Magellan East Houston, an oil index benchmark price of WTI at Magellan East Houston.
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
•"SEC" means the United States Securities and Exchange Commission.
•"SoCal" is a benchmark pricing hub for Southern California gas.
•"U.S." means United States.
•"WAHA" is a benchmark pricing hub for West Texas gas.
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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$668	$1,442
Restricted cash	56	59
Accounts receivable:
Trade, net	1,273	695
Income taxes receivable	1	4
Inventories	327	224
Derivatives	9	5
Investment in affiliate	177	123
Other	41	43
Total current assets	2,552	2,595
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	29,655	23,934
Unproved properties	6,197	576
Accumulated depletion, depreciation and amortization	(10,520)	(10,071)
Total oil and gas properties, net	25,332	14,439
Other property and equipment, net	1,680	1,584
Operating lease right-of-use assets	369	197
Goodwill	261	261
Derivatives	3	3
Other assets	154	150
	$30,351	$19,229

The financial information included as of March 31, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,698	$928
Due to affiliates	95	102
Interest payable	27	35
Income taxes payable	11	4
Current portion of long-term debt	—	140
Derivatives	871	234
Operating leases	125	100
Other	416	363
Total current liabilities	3,243	1,906
Long-term debt	6,177	3,160
Derivatives	111	66
Deferred income taxes	1,435	1,366
Operating leases	258	110
Other liabilities	981	1,052
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 216,721,541 and 175,525,268 shares issued as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	14,837	9,323
Treasury stock at cost: 10,601 and 11,047,856 shares as of March 31, 2021 and December 31, 2020, respectively	(1)	(1,234)
Retained earnings	3,308	3,478
Total equity	18,146	11,569
Commitments and contingencies
	$30,351	$19,229

The financial information included as of March 31, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	Revised 2020
Revenues and other income:
Oil and gas	$1,824	$1,095
Sales of purchased commodities	1,240	915
Interest and other income (loss), net	60	(206)
Derivative gain (loss), net	(691)	456
Gain on disposition of assets, net	11	—
	2,444	2,260
Costs and expenses:
Oil and gas production	252	176
Production and ad valorem taxes	113	75
Depletion, depreciation and amortization	474	434
Purchased commodities	1,255	1,028
Exploration and abandonments	19	9
General and administrative	68	56
Accretion of discount on asset retirement obligations	1	2
Interest	39	27
Other	304	85
	2,525	1,892
Income (loss) before income taxes	(81)	368
Income tax benefit (provision)	11	(77)
Net income (loss) attributable to common stockholders	$(70)	$291

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.33)	$1.75

Basic and diluted weighted average shares outstanding	210	166

Dividends declared per share	$0.56	$0.55

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($0.56 per share)	—	—	—	—	(122)	(122)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax component	—	—	50	—	(6)	44
Exercise of long-term incentive stock options	55	—	(2)	8	—	6
Purchases of treasury stock	(99)	—	—	(13)	—	(13)
Shares issued or reissued for acquisition	51,655	—	5,644	1,238	—	6,882
Stock-based compensation costs:
Vested compensation awards, net	623	—	—	—	—	—
Compensation costs included in net loss	—	—	19	—	—	19
Compensation costs included in net loss associated with acquisition	—	—	33	—	—	33
Net loss	—	—	—	—	(70)	(70)
Balance as of March 31, 2021	216,711	$2	$14,837	$(1)	$3,308	$18,146

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Revised Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Vested compensation awards, net	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	291	291
Balance as of March 31, 2020	164,864	$2	$9,176	$(1,190)	$4,242	$12,230

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	Revised 2020
Cash flows from operating activities:
Net income (loss)	$(70)	$291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	474	434
Exploration expenses, including dry holes	3	2
Deferred income taxes	(18)	77
Gain on disposition of assets, net	(11)	—
Loss on early extinguishment of debt	5	—
Accretion of discount on asset retirement obligations	1	2
Interest expense	5	5
Derivative-related activity	370	(415)
Amortization of stock-based compensation	52	16
Investment in affiliate valuation adjustment	(54)	145
South Texas contingent consideration valuation adjustment	—	63
South Texas deficiency fee obligation	—	69
Other	45	31
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(330)	479
Inventories	(90)	16
Other assets	16	21
Accounts payable	265	(284)
Interest payable	(57)	(35)
Other liabilities	(229)	(92)
Net cash provided by operating activities	377	825
Cash flows from investing activities:
Proceeds from disposition of assets	23	1
Cash acquired, net of cash paid	117	—
Additions to oil and gas properties	(464)	(639)
Additions to other assets and other property and equipment	(24)	(43)
Net cash used in investing activities	(348)	(681)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	2,497	—
Borrowings under credit facility	—	800
Repayment of credit facility	(397)	—
Repayment of senior notes, including tender offer premiums	(2,640)	(450)
Payments of other liabilities	(140)	(146)
Payments of financing fees, net	(28)	—
Purchases of treasury stock	(13)	(122)
Exercise of long-term incentive plan stock options and employee stock purchases	6	—
Dividends paid	(91)	(73)
Net cash provided by (used in) financing activities	(806)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(777)	153
Cash, cash equivalents and restricted cash, beginning of period	1,501	705
Cash, cash equivalents and restricted cash, end of period	$724	$858

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange (the "NYSE"). The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids ("NGLs") and gas in the Permian Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2021 are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Correction of previously issued financial statements. During the Company's review of its marketing contracts during the fourth quarter of 2020, the Company identified two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were entered in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's March 31, 2020 consolidated financial statements; however, the Company determined that the impact of the misstatement to its interim period ending September 30, 2020 was material. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the immaterial misstatement for the quarter ended March 31, 2020 by revising the consolidated financial statements appearing herein. The net impact of these immaterial noncash corrections to the Company's previously reported consolidated financial statements for the quarter ended March 31, 2020 is shown below (in millions, except for per share data):

	March 31, 2020
	As Reported	Adjustments	As Revised
Oil and gas revenues	$1,095	$—	$1,095
Derivative gain, net	$453	$3	$456

Total revenues and other income	$2,257	$3	$2,260
Total costs and expenses	1,892	—	1,892
Income before income taxes	365	3	368
Income tax provision	(76)	(1)	(77)
Net income	$289	$2	$291
Basic and diluted net income attributable to common stockholders per share	$1.74	$0.01	$1.75
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
March 31, 2021
(Unaudited)
numerous uncertainties including, among others, estimates of proved, probable and possible reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Adoption of new accounting standards. In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. The Company early adopted ASU 2020-06 on January 1, 2021.
Upon issuance of the Company's $1.3 billion principal amount of 0.25% convertible senior notes due 2025 (the "Convertible Notes") in May 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the Company (i) reversed the debt discount and related deferred income tax liability recorded to additional paid in capital of $230 million and $50 million, respectively, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $22 million to retained earnings, representing a reversal of $28 million of the debt discount that was amortized to interest expense, net of an associated deferred income tax impact of $6 million, in 2020 and (iii) recorded the respective offsets for items (i) and (ii) above, representing the unamortized debt discount attributable to the Convertible Notes of $202 million to long-term debt and the associated deferred tax impact of $44 million to deferred income tax liabilities. See Note 7 for additional information.
Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2020 will no longer be allowed. As such, the Company has transitioned to the if-converted method utilizing the modified retrospective approach, with a cumulative effect from the change in accounting principle including the addition of 12 million of incremental shares to the Company's weighted-average diluted shares outstanding as of March 31, 2021. See Note 16 for additional information.
NOTE 3. Acquisition and Divestiture
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
As part of the Parsley Acquisition, each eligible share of Parsley Class A common stock and each membership interest unit of Parsley Energy, LLC were automatically converted into the right to receive 0.1252 (the "Exchange Ratio") shares of Pioneer common stock. As a result, the Company issued 52 million shares of Pioneer common stock upon the consummation of the Parsley Acquisition, representing total stock consideration transferred of approximately $7 billion.
The Parsley Acquisition was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed in the Parsley Acquisition to be recorded at fair value at the effective time of the acquisition. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed (presented in millions):

As of January 12, 2021
Cash and cash equivalents	$118
Accounts receivable	248
Derivatives	8
Proved properties	5,096
Unproved properties	5,647
Other property and equipment	127
Operating lease right-of-use assets	201
Other assets	22
Total assets acquired	11,467

Accounts payable	366
Interest payable	49
Derivatives	318
Operating leases	201
Deferred income taxes	130
Long-term debt	3,238
Other liabilities	282
Total liabilities assumed	4,584
Net assets acquired	$6,883
The following unaudited pro forma summary presents the results of operations as if the Parsley Acquisition had occurred on January 1, 2020. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues and other income	$2,414	$3,441
Net loss	$(136)	$(3,201)
Divestiture. In March 2021, the Company sold its well services business to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned over the next three years. The Company recorded a gain on sale of $9 million, which is reflected in net gains on disposition of assets in the consolidated statements of operations.
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
March 31, 2021
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2021
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$12	$—	$12
Deferred compensation plan assets	68	—	—	68
Investment in affiliate	177	—	—	177
Total assets	245	12	—	257
Liabilities:
Commodity price derivatives	—	871	—	871
Marketing derivatives	—	—	111	111
Total liabilities	—	871	111	982
Total recurring fair value measurements	$245	$(859)	$(111)	$(725)

	As of December 31, 2020
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$8	$—	$8
Deferred compensation plan assets	72	—	—	72
Investment in affiliate	123	—	—	123
Total assets	195	8	—	203
Liabilities:
Commodity price derivatives	—	209	—	209
Marketing derivatives	—	—	91	91
Total liabilities	—	209	91	300
Total recurring fair value measurements	$195	$(201)	$(91)	$(97)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Commodity price derivatives. The Company's commodity price derivatives represent oil, NGL and gas swap contracts, collar contracts, collar contracts with short puts, option contracts and basis swap contracts. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
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
Marketing derivatives. Under the contract terms of the marketing derivatives the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland West Texas Intermediate ("WTI") price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that the non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments not designated as hedges. The asset and liability measurements for the Company's marketing derivative contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing its marketing derivatives.
The asset and liability values attributable to the Company's marketing derivatives were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of March 31, 2021 and 2020 was $2.06 and $1.90 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of March 31, 2021.
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
Parsley Acquisition. The Parsley Acquisition was accounted for using the acquisition method under ASC Topic 805, "Business Combinations", which requires all assets acquired and liabilities assumed in the Parsley Acquisition to be recorded at fair values at the effective time of the acquisition. Oil and gas properties were valued based on income and market based approaches utilizing Level 3 inputs including internally generated development and production profiles and price and cost assumptions. Debt assumed in the acquisition was valued based on Level 2 inputs that included using observable market prices to determine fair value. Net derivative liabilities assumed in the acquisition were valued based on Level 2 inputs similar to the Company's other commodity price derivatives. See Note 3 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with its 2019 divestiture of its South Texas assets (the "South Texas Divestiture"). The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. The changes to the Company's forecasted deficiency fee obligation resulted in the Company recording a charge of $69 million to other expense during the three months ended March 31, 2020. The present value of the estimated future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 10 and Note 14 for additional information.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents (a)	$668	$668	$1,442	$1,442
Restricted cash (a)	$56	$56	$59	$59
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$—	$—	$140	$140
Long-term debt:
Convertible senior notes (b)	$1,303	$2,068	$1,100	$1,756
Senior notes (b)	$4,874	$4,898	$2,060	$2,230
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
NOTE 5. Derivative Financial Instruments
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, and (ii) support the Company's capital budgeting and expenditure plans and (iii) support the payment of contractual obligations and dividends.
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, NYMEX WTI oil prices. The Company also enters into (i) pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from its areas of production and (ii) purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil sales to Gulf Coast refineries or international export markets at prices that are highly correlated to Brent oil prices. As a result, the Company uses a combination of Brent, Magellan East Houston ("MEH") and WTI derivative contracts to manage future oil price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The Company's outstanding oil derivative contracts as of March 31, 2021 and the weighted average oil prices per barrel for those contracts are as follows:

	2021			Year Ending December 31, 2022
	Second Quarter	Third Quarter	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl)	102,000	17,000	17,000	—
Price per Bbl	$46.48	$44.45	$44.45	$—
MEH swap contracts:
Volume per day (Bbl)	54,000	43,000	43,000	2,055
Price per Bbl	$41.85	$40.52	$40.52	$42.80
Midland WTI swap contracts:
Volume per day (Bbl)	5,000	5,000	5,000	—
Price per Bbl	$40.50	$40.50	$40.50	$—
Brent call contracts sold:
Volume per Bbl (a)	20,000	20,000	20,000	—
Price per Bbl	$69.74	$69.74	$69.74	$—
Brent collar contracts:
Volume per day (Bbl)	—	—	—	10,000
Price per Bbl:
Ceiling	$—	$—	$—	$60.32
Floor	$—	$—	$—	$50.00
Brent collar contracts with short puts:
Volume per day (Bbl)	90,000	110,000	90,000	57,000
Price per Bbl:
Ceiling	$50.74	$54.46	$50.74	$64.41
Floor	$45.11	$47.82	$45.11	$50.18
Short put	$35.07	$36.87	$35.07	$38.25
MEH collar contracts with short puts:
Volume per day (Bbl)	20,187	9,446	9,446	—
Price per Bbl:
Ceiling	$59.39	$51.29	$51.29	$—
Floor	$49.30	$41.55	$41.55	$—
Short put	$39.30	$31.55	$31.55	$—
______________________
(a)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of March 31, 2021, the Company did not have any NGL derivative contracts outstanding.
Gas production derivatives. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX Henry Hub ("HH") gas prices or regional index prices (e.g. WAHA, SoCal and Houston Ship Channel) where the gas is sold. To diversify the gas prices it receives to international market prices, the Company sells a portion of its gas production at Dutch Title Transfer Facility ("Dutch TTF") prices. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The Company's outstanding gas derivative contracts as of March 31, 2021 and the weighted average gas prices per MMBtu for those contracts are as follows:

	2021			Year Ending December 31, 2022
	Second Quarter	Third Quarter	Fourth Quarter
NYMEX swap contracts:
Volume per day (MMBtu) (a)	20,000	20,000	20,000	—
Price per MMBtu	$2.81	$2.81	$2.81	$—
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000	30,000	—
Price per MMBtu	$5.07	$5.07	$5.07	$—
WAHA swap contracts:
Volume per day (MMBtu)	116,484	116,304	116,304	4,932
Price per MMBtu	$2.36	$2.36	$2.36	$2.46
NYMEX collar contracts:
Volume per day (MMBtu) (b)	200,000	200,000	200,000	—
Price per MMBtu:
Ceiling	$3.18	$3.18	$3.18	$—
Floor	$2.56	$2.56	$2.56	$—
______________________
(a)Subsequent to March 31, 2021, the Company entered into additional NYMEX swap contracts for 20,000 MMBtu per day of June 2021 through December 2021 production with an average fixed price of $3.01 per MMBtu.
(b)Subsequent to March 31, 2021, the Company entered into additional NYMEX collar contracts for 20,000 MMBtu per day of June 2021 through December 2021 production with a ceiling price of $3.31 per MMBtu and a floor price of $2.75 per MMBtu.
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. For the three months ended March 31, 2021 and 2020, the Company recorded noncash derivative losses of $20 million and noncash derivative gains of $6 million, respectively, and cash payments of $7 million and no cash payments or receipts, respectively, related to its marketing derivatives.
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
Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. Prior to its settlement in July 2020, the contingent consideration was revalued using an option pricing model each reporting period based on forecasted oil and NGL prices during each of the five years from 2020 to 2024. See Note 13 for additional information.
Noncash gains and losses associated with the Company's (i) commodity price derivatives and marketing derivatives and (ii) contingent consideration are separately presented in operating activities within the consolidated statements of cash flows.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of March 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$9	$—	$9
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3
Liabilities:
Commodity price derivatives	Derivatives - current	$829	$—	$829
Marketing derivatives	Derivatives - current	$42	$—	$42
Commodity price derivatives	Derivatives - noncurrent	$42	$—	$42
Marketing derivatives	Derivatives - noncurrent	$69	$—	$69

As of December 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$5	$—	$5
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3
Liabilities:
Commodity price derivatives	Derivatives - current	$198	$—	$198
Marketing derivatives	Derivatives - current	$36	$—	$36
Commodity price derivatives	Derivatives - noncurrent	$11	$—	$11
Marketing derivatives	Derivatives - noncurrent	$55	$—	$55
Fair value. Gains and losses recorded on derivative financial instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31,
		2021	2020

		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$(664)	$472
Marketing derivatives	Derivative gain (loss), net	$(27)	$6
Interest rate derivatives	Derivative gain (loss), net	$—	$(22)
Contingent consideration	Interest and other income (loss), net	$—	$(63)
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
in proved properties in the consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.
The changes in capitalized exploratory well costs are as follows:

Three Months Ended March 31, 2021

(in millions)
Beginning capitalized exploratory well costs	$498
Additions to exploratory well costs pending the determination of proved reserves	505
Additions to capitalized exploratory well costs from acquisitions	183
Reclassification due to determination of proved reserves	(544)
Ending capitalized exploratory well costs	$642
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of March 31, 2021	As of December 31, 2020

	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$568	$495
More than one year	74	3
	$642	$498
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year (a)	17	1
______________________
(a)13 of the 17 wells that have been suspended for a period greater than one year were acquired from Parsley and all suspended wells are scheduled to be completed by the end of the third quarter of 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
NOTE 7. Long-term Debt
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of March 31, 2021	As of December 31, 2020

	(in millions)
Outstanding debt principal balances:
3.45% senior notes due 2021	$—	$140
3.95% senior notes due 2022	244	244
0.75% senior callable notes due 2024	750	—
0.25% convertible senior notes due 2025	1,323	1,323
1.125% senior notes due 2026	750	—
4.45% senior notes due 2026	500	500
5.625% senior notes due 2027	179	—
7.20% senior notes due 2028	241	241
4.125% senior notes due 2028	138	—
1.90% senior notes due 2030	1,100	1,100
2.15% senior notes due 2031	1,000	—
	6,225	3,548
Issuance costs and discounts	(48)	(248)
Total debt	6,177	3,300
Less current portion of long-term debt	—	(140)
Long-term debt	$6,177	$3,160
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On January 12, 2021, Pioneer entered into the First Amendment to Credit Agreement (the "Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The primary changes attributable to the Amendment were to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the Credit Facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing. As of March 31, 2021, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Assumption of Parsley notes and payoff of Parsley revolving credit facility. In connection with the completion of the Parsley Acquisition, the Company assumed Parsley's long-term debt of $2.7 billion in aggregate principal amount (with a fair value of $2.8 billion), as well as Parsley's credit facility, which had an outstanding balance of $397 million. The Company repaid Parsley's revolving credit facility and terminated the Parsley revolving credit facility agreement on January 12, 2021.
Senior notes. In January 2021, the Company issued $750 million of 0.750% Senior Callable Notes that will mature January 15, 2024, $750 million of 1.125% Senior Notes that will mature January 15, 2026 and $1 billion of 2.150% Senior Notes that will mature January 15, 2031 (the "January 2021 Senior Notes Offering"). The Company received proceeds, net of $24 million of issuance costs and discounts, of $2.5 billion. Interest on each of the new notes will be payable on January 15 and July 15 of each year. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Company used the proceeds from the January 2021 Senior Notes Offering to pay (i) $1.6 billion to redeem Parsley's 5.250% Senior Notes due 2025, Parsley's 5.375% Senior Notes due 2025 and Jagged Peak's 5.875% Senior Notes due 2026 and (ii) $852 million to purchase a portion of Parsley's 5.625% Senior Notes due 2027 and Parsley's 4.125% Senior Notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% Senior Notes due 2027 and 4.125% Senior Notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days.
The Company's 3.45% senior notes with a debt principal balance of $140 million matured and were repaid in January 2021. The Company funded the repayment with cash on hand.
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
During the first quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending June 30, 2021. If converted by the holder, upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
The Company early adopted ASU 2020-06 on January 1, 2021. Upon issuance of the Convertible Notes in May 2020, the Company bifurcated the debt and equity components of the Convertible Notes between long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the Company (i) reversed the debt discount and related deferred income tax liability recorded to additional paid-in capital of $230 million and $50 million, respectively, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $22 million to retained earnings, representing the reversal of the $28 million debt discount that was amortized to interest expense, net of an associated deferred income tax impact of $6 million, in 2020 and (iii) recorded the respective offsets for items (i) and (ii) above, representing the unamortized debt discount attributable to the Convertible Notes of $202 million to long-term debt and the associated deferred tax impact of $44 million to deferred income tax liabilities. See Note 2 for additional information.
As of March 31, 2021, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $20 million. The issuance costs will be amortized to interest expense at an effective interest rate of 0.6 percent over five years. For the three months ended March 31, 2021, the Company recorded total interest expense related to the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Convertible Notes of $2 million comprised of contractual coupon interest of $1 million and the amortization of issuance costs of $1 million.
Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have a strike price of $109.77 per share of common stock and a capped price of $156.21 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital. The closing price of the Company's common stock at March 31, 2021 was $158.82 which exceeded the capped price. Therefore, if the Convertible Notes were converted and settlement of the capped call transaction had occurred on March 31, 2021, the Company would have been entitled to receive $559 million in cash or approximately 3.5 million shares of the Company's common stock, or a combination thereof.
NOTE 8. Incentive Plans
In connection with the Parsley Acquisition, the Company assumed all rights and obligations under the Amended and Restated Parsley Energy, Inc. 2014 Long Term Incentive Plan (the "2014 Parsley Plan") and the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the "Jagged Peak Plan") and together with the 2014 Parsley Plan, (the "Parsley Plans"). The awards outstanding under the Parsley Plans were assumed by the Company and were automatically converted into an award with the right to receive a number of shares of Pioneer common stock that is equal to the product of the number of shares of Parsley common stock subject to such award under the Parsley Plans as of the acquisition date and the Exchange Ratio (0.1252). As a result, 37,299 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding Parsley awards granted under the 2014 Parsley Plan and 1,166 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding Parsley awards granted under the Jagged Peak Plan.
The number of shares available for grant pursuant to the awards issued under the Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") is as follows:

As of March 31, 2021
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under the plan	(9,300,390)
Awards available for future grant	4,179,185
______________________
(a) Under New York Stock Exchange rules, the Company added shares that were available under the 2014 Parsley Plan to the LTIP. These shares can only be used for grants to employees who were not employed or engaged by Pioneer or any of its subsidiaries immediately before the Parsley Acquisition and such awards may only be granted through May 22, 2024, the date that the 2014 Parsley Plan would have otherwise expired.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Restricted stock - equity awards	$11	$11
Restricted stock - liability awards (a)	6	—
Restricted stock and performance units - Parsley awards (b)	33	—
Performance unit awards	7	4
Employee stock purchase plan	1	1
	$58	$16
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of March 31, 2021 and December 31, 2020, accounts payable – due to affiliates included $7 million for each period of liabilities attributable to Liability Awards.
(b)Represents expense related to accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition that was recorded to other expense in the consolidated statements of operations.
As of March 31, 2021, there was $107 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $21 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Three Months Ended March 31, 2021
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	765,981	221,353	207,430	86,332
Awards granted	107,967	3,085	173,423	—
Awards assumed (a) (c)	255,379	—	100,056	—
Awards forfeited	(1,484)	(2,055)	—	—
Awards vested (b) (c)	(410,987)	(42,499)	(100,056)	—
Options exercised	—	—	—	(55,173)
Options expired	—	—	—	(415)
Ending incentive compensation awards	716,856	179,884	380,853	30,744
______________________
(a)Awards assumed as a result of the Parsley Acquisition.
(b)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards, performance units and stock options that vest during the period.
(c)The amounts presented include the assumption and accelerated vesting of 216,914 Parsley restricted stock equity awards and 100,056 of Parsley performance units, both of which vested upon completion of the Parsley Acquisition.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Three Months Ended March 31, 2021
(in millions)
Beginning asset retirement obligations	$282
Liabilities assumed in the Parsley Acquisition	73
New wells placed on production	2
Changes in estimates (a)	1
Liabilities settled	(6)
Accretion of discount	1
Ending asset retirement obligations	353
Less current portion of asset retirement obligations	(56)
Asset retirement obligations - noncurrent	$297
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
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of March 31, 2021 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
South Texas Divestiture. In conjunction with the 2019 divestiture of the Company's South Texas assets, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC's") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $270 million as of March 31, 2021. The Company's estimated deficiency fee obligation as of March 31, 2021 is $201 million, of which $133 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $76 million is included in noncurrent other assets in the consolidated balance sheets. The Company has credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $76 million as of March 31, 2021. The Company has received credit support for the commitments of up to $50 million. The Company paid $2 million in gas transportation fees associated with the transferred commitment for the three months ended March 31, 2021 and was fully reimbursed.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $19 million as of March 31, 2021. The Company has received credit support for the commitments of up to $19 million.
Certain contractual obligations were retained by the Company after the South Texas Divestiture, the Raton Basin asset sale, the divestiture of the Company's pressure pumping assets and the decommissioning of the Company's sand mine operations in Brady, Texas. These contracts were primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets. The changes in contract obligations are as follows:

Three Months Ended March 31, 2021
(in millions)
Beginning contract obligations	$360
Liabilities settled	(142)
Accretion of discount	2
Ending contract obligations	$220
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Transactions and balances with ProPetro are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Pressure pumping and related services charges (a)	$56	$67
____________________
(a)Includes $4 million and $1 million of idle frac fleet fees for the three months ended March 31, 2021 and March 31, 2020, respectively.

	As of March 31, 2021	As of December 31, 2020

	(in millions)
Accounts payable - due to affiliate (a)	$47	$45
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

The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Year Ended December 31,
	2020	2019

	(in millions)
Revenue - Service revenue	$789	$2,052
Cost of services (exclusive of depreciation and amortization)	$584	$1,470
Net income (loss)	$(107)	$163
NOTE 12. Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil, gas and diesel are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs, gas and diesel are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGLs, gas and diesel sales generally fluctuate similar to changes in the relevant market index prices.
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Oil sales	$1,435	$924
NGL sales	246	111
Gas sales	143	60
Total commodities sales	1,824	1,095
Sales of purchased oil	1,221	902
Sales of purchased gas	4	13
Sales of purchased diesel	15	—
Total sales of purchased commodities	1,240	915
Total revenue from contracts with purchasers	$3,064	$2,010

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
As of March 31, 2021 and December 31, 2020, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.2 billion and $661 million, respectively.
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Investment in affiliate fair value adjustment (Note 4)	$54	$(145)
Deferred compensation plan income (loss)	4	(3)
Interest income	1	2
Contingent consideration fair value adjustment (Note 5)	—	(63)
Other	1	3
	$60	$(206)

 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Parsley Acquisition transaction costs (a)	$197	$—
Winter Storm Uri gas commitments (b)	80	—
Unoccupied facility expense (c)	8	—
Transportation commitment charges (d)	7	4
Loss on early extinguishment of debt (Note 7)	5	—
Termination and idle drilling and frac equipment charges (e)	4	8
South Texas deficiency fee obligation (Note 4)	—	69
Vertical integration services income, net (f)	(4)	(4)
Other	7	8
	$304	$85
____________________
(a)Represents costs associated with the Parsley Acquisition, which includes $121 million of employee-related costs and $76 million of transaction fees.
(b)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(c)Primarily includes certain acquired Parsley offices which are no longer occupied.
(d)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(e)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(f)Primarily represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2021 and March 31, 2020, these vertical integration net margins included $12 million and $11 million of gross vertical integration revenues, respectively, and $8 million and $7 million of total vertical integration costs and expenses, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
NOTE 15. Income Taxes
For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. The Company recorded a deferred tax liability of $130 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consist of net operating loss carryforwards of $2 billion that are subject to an annual limitation under Internal Revenue Code Section 382. The Company believes it is more likely than not that the acquired net operating loss carryforwards will be utilized before they expire.
Enactment of the Consolidated Appropriations Act, 2021. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the "Act"). The Act includes many tax provisions, including the extension of various expiring provisions, extensions and expansions of certain earlier pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company's current or prior year tax provision or the Company's consolidated financial statements.
Enactment of the Coronavirus Aid, Relief and Economic Security Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's current or prior year tax provision or the Company's consolidated financial statements.
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Current tax provision	$(7)	$—
Deferred tax benefit (provision)	18	(77)
Income tax benefit (provision)	$11	$(77)
Effective tax rate	14%	21%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2018 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of March 31, 2021, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net income (loss) attributable to common stockholders	$(70)	$291
Participating share-based earnings	—	(1)
Basic and diluted net income (loss) attributable to common stockholders	$(70)	$290

Basic and diluted weighted average shares outstanding	210	166
The Convertible Notes were excluded from the diluted loss per share calculation because they would have been anti-dilutive to the calculation. However, had they not been anti-dilutive, the weighted average common shares outstanding would have increased by 12 million shares to reflect the dilutive effect that would have resulted if the Convertible Notes had been converted during the three months ended March 31, 2021.
Stock repurchase program. In December 2018, the Company's board of directors authorized a $2 billion common stock repurchase program. Under this stock repurchase program, the Company may repurchase shares at management's discretion in accordance with applicable securities laws. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the board of directors. The Company repurchased 919,794 shares under the stock repurchase program for $110 million during the three months ended March 31, 2020. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2021.
As of March 31, 2021, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
DoublePoint Acquisition. On May 4, 2021, the Company acquired Double Eagle III Midco 1 LLC ("DoublePoint") pursuant to a definitive membership interest purchase agreement to acquire DoublePoint dated April 1, 2021 (the "DoublePoint Acquisition") in exchange for consideration valued at approximately $6.2 billion, which is comprised of 27.2 million shares of Pioneer common stock, $1 billion of cash and the assumption of approximately $890 million of debt.
The DoublePoint Acquisition will be accounted for as a business combination, with the fair value of consideration allocated to the acquisition date fair value of assets and liabilities acquired. DoublePoint's post-acquisition date results of operations will be included in the Company's interim consolidated financial statements beginning in May 2021.
In conjunction with the DoublePoint Acquisition, the Company delivered a notice of conditional redemption for all of the outstanding 7.750% Senior Notes due 2025 (the "Notes") of Double Point and Double Eagle Finance Corporation (together, the "Issuers"). The redemption date for the Notes provided in the notice of conditional redemption is expected to be on May 18, 2021 (the "Redemption Date"). The redemption of the Notes is conditioned upon the successful completion by Pioneer of an investment grade public debt financing transaction of at least $650 million by the Redemption Date; provided that at the discretion of the Issuers, the Redemption Date may be delayed until such time as any or all conditions shall be satisfied or waived (provided that in no event shall such Redemption Date be delayed to a date later than July 3, 2021).

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Parsley and DoublePoint Acquisitions
The Company completed the Parsley Acquisition on January 12, 2021. The Parsley Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets and liabilities acquired. Parsley's post-acquisition date results of operations were included in the Company's interim consolidated financial statements beginning on January 12, 2021. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
On May 4, 2021, the Company completed the acquisition of DoublePoint for total consideration valued at approximately $6.2 billion, which was comprised of 27.2 million shares of Pioneer common stock, $1 billion of cash and the assumption of approximately $890 million of debt. Although this Form 10-Q is being filed following the completion of the DoublePoint Acquisition, unless otherwise specifically noted, information set forth herein only relates to the period as of and for the quarter ended March 31, 2021 and therefore does not include information relating to DoublePoint or its subsidiaries as of and for such periods. Accordingly, unless otherwise specifically noted, references herein to "Pioneer" or the "Company" refer only to Pioneer and its subsidiaries prior to the DoublePoint Acquisition and do not include DoublePoint or its subsidiaries.
The DoublePoint Acquisition will be accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets and liabilities acquired. DoublePoint's post-acquisition date results of operations will be included in the Company's interim consolidated financial statements beginning in May 2021. See Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2021 included the following highlights:
•Net loss attributable to common stockholders for the three months ended March 31, 2021 was $70 million ($0.33 per diluted share) as compared to net income of $291 million ($1.75 per diluted share) for the same period in 2020. The primary components of the $361 million decrease in earnings attributable to common stockholders include:
•a $1.15 billion decrease in net derivative results, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $219 million increase in other expense, primarily due to $197 million of transaction costs related to the Parsley Acquisition and $80 million of costs related to covering firm gas commitments during a winter weather event that brought abnormally cold temperatures, along with snow and icy conditions across the state of Texas in February 2021 known as Winter Storm Uri as compared to a $69 million noncash charge for estimated deficiency payments related to the Company's 2019 South Texas Divestiture during the three months ended March 31, 2020;
•a $114 million increase in production costs, including taxes, primarily attributable to (i) an increase in production taxes as a result of a 33 percent increase in average realized commodity prices per BOE and (ii) increased costs attributable to production added from the Parsley Acquisition;
•a $40 million increase in DD&A expense, primarily due to an increase in sales volumes from the Parsley Acquisition and the Company's successful horizontal drilling program in the Permian Basin;
•a $12 million increase in general and administrative expense primarily due to the reinstatement of certain employee benefits during 2021 that were suspended during 2020 in response to the COVID-19 pandemic;
partially offset by:
•a $729 million increase in oil and gas revenues due to a 33 percent increase in average realized commodity prices per BOE and a 26 percent increase in daily sales volumes due to additional production from the Parsley Acquisition and the Company's successful horizontal drilling program in the Permian Basin;
•a $266 million increase in net interest and other income (loss), primarily due to (i) noncash gains attributable to the increase in the fair value of the Company's investment in affiliate of $54 million during the three months ended March 31, 2021 as compared to a noncash loss of $145 million for the same period in 2020 and (ii) a $63 million noncash decrease in the fair value of the divestiture contingent consideration associated with the South Texas Divestiture for the three months ended March 31, 2020;

PIONEER NATURAL RESOURCES COMPANY
•a $98 million increase in net sales of purchased commodities primarily due to an increase during the first quarter of 2021 in downstream oil margins on the Company's Gulf Coast refinery and export sales; and
•an $88 million decrease in the Company's income tax provision due to the decrease in earnings during the three months ended March 31, 2021 as compared to the same period in 2020.
•During the three months ended March 31, 2021, average daily sales volumes increased by 26 percent to 473,937 BOEPD, as compared to 375,163 BOEPD during the same period in 2020, due to additional production from the Parsley Acquisition and the Company's successful horizontal drilling program in the Permian Basin, partially offset by a 45 MBOEPD loss in sales volumes due to Winter Storm Uri in February 2021.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $56.71, $25.90 and $3.04, respectively, during the three months ended March 31, 2021 as compared to $45.60, $14.52 and $1.61, respectively, for the same period in 2020.
•Cash provided by operating activities decreased during the three months ended March 31, 2021 to $377 million as compared to $825 million for the same period in 2020. The decrease was primarily due to (i) additional cash used in derivative activities, (ii) increased accounts receivables and commodity inventories as a result of higher commodity prices, (iii) one-time cash Parsley transaction costs and (iv) cash paid to fulfill certain gas commitments during Winter Storm Uri, partially offset by an increase in accounts payable as a result of increased drilling and operational activity and an increase in oil and gas revenues due to the aforementioned increase in commodity prices.
•As of March 31, 2021 and December 31, 2020, the Company's net debt to book capitalization was 23 percent and 14 percent, respectively.
Winter Storm Uri
During February 2021, the Company's operations in West Texas were significantly impacted by Winter Storm Uri. The extreme winter weather impacted production operations, midstream infrastructure and power providers throughout the state, along with many other services. As a result, most of the Company's production was offline for about a week, which negatively impacted first quarter 2021 production by approximately 45 MBOEPD.
Early in the weather event, the Company attempted to perform or otherwise satisfy its firm gas sales commitments, but as the impacts of the winter weather became clearer, the Company subsequently issued force majeure notices to its customers given the inability to perform such contracts for a variety of reasons, including significant production being offline, interruptions to midstream operations, the inability to flow gas to markets due to infrastructure downtime and compliance with government orders to direct any available gas volumes towards supporting power generation. Certain of the Company's customers have alleged that the Company's force majeure notices were improper under the applicable contracts. The Company incurred incremental cash costs of $80 million in connection with its firm gas sales commitments early in the weather event.
Impact of the COVID-19 Pandemic
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
Second Quarter 2021 Outlook
The Company's operating and financial results for the second quarter of 2021 and beyond are uncertain and will depend on various factors beyond the Company's control, such as: the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions to combat the virus; environmental and trade policies; fiscal challenges facing the United States federal government; geopolitical issues globally, especially in the Middle East; the extent to which OPEC members and some nonmembers, including Russia, adhere to and agree to extend cuts to their oil production quotas; uncertainty in oil

PIONEER NATURAL RESOURCES COMPANY
demand fundamentals associated with governmental policy aimed at redirecting fossil fuel consumption towards lower carbon energy, and the success of the integration of DoublePoint.
Based on current estimates, the Company expects the following operating and financial results for the second quarter of 2021, which includes the effects of the DoublePoint Acquisition from the date of acquisition:

Three Months Ending June 30, 2021
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	606 - 632
Average daily oil production (MBO)	352 - 367
Production costs per BOE	$6.75 - $8.25
DD&A per BOE	$10.75 - $12.75
Exploration and abandonments expense	$10 - $20
General and administrative expense	$67 - $77
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$43 - $48
Other expense	$15 - $30
Cash flow impact from firm transportation (a)	$(70) - $(40)
Current income tax provision	$5 - $10
Effective tax rate	21% - 25%
______________________
(a)The cash flow impact from firm transportation is primarily based on the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cashflow impact attributable to its firm transportation commitments. It also includes the expected cash flow impact from the Company's firm transportation marketing contracts that are accounted for as derivatives.
2021 Revised Capital Budget
With the completion of the DoublePoint Acquisition, the Company's capital budget for 2021 has been revised and is expected to be in the range of $3.1 billion to $3.4 billion, consisting of $2.9 billion to $3.1 billion for drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, $150 million of estimated Parsley and DoublePoint integration costs and $90 million for water infrastructure and vehicles. The Company's capital expenditures for the three months ended March 31, 2021 were $605 million. The 2021 capital budget and actual capital expenditures for the three months ended March 31, 2021 excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
The 2021 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Three Months Ended March 31, 2021
Oil (Bbls)	281,017
NGL (Bbls)	105,675
Gas (Mcf)	523,467
Total (BOE)	473,937
The Company's liquids production was 82 percent of total production on a BOE basis for the three months ended March 31, 2021.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Three Months Ended March 31, 2021
(in millions)
Proved property acquisition costs (a)	$5,096
Unproved property acquisitions (a)	5,659
Exploration/extension costs	480
Development costs	118
Asset retirement obligations	2
$11,355
_____________________
(a) Includes proved and unproved acquisition costs related to the Parsley Acquisition of $5.1 billion and $5.6 billion, respectively.
Development and exploration/extension drilling activity is as follows:

	Three Months Ended March 31, 2021
	Development	Exploration/Extension
Beginning wells in progress	9	210
Wells spud	11	96
Acquired wells in progress	—	59
Successful wells	—	(106)
Ending wells in progress	20	259
The Company is currently operating 26 drilling rigs and nine frac fleets in the Spraberry/Wolfcamp field. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the three months ended March 31, 2021, the Company successfully completed 77 horizontal wells in the northern portion of the Midland Basin, 25 horizontal wells in the southern portion of the Midland Basin and four horizontal wells in the Delaware Basin. In the northern portion of the Midland Basin, approximately 46 percent of the horizontal wells placed on production were Wolfcamp A interval wells, approximately 35 percent were Wolfcamp B interval wells and the remaining 19 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the Midland Basin, the majority of the wells placed on production were Wolfcamp A and B interval wells. In the Delaware Basin, approximately 75 percent were in the Bone Spring interval and the remaining 25 percent were in Wolfcamp A interval.
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Oil (Bbls)	281,017	222,657	26%
NGL (Bbls)	105,675	84,358	25%
Gas (Mcf)	523,467	408,893	28%
Total (BOEs)	473,937	375,163	26%
The increase in average daily BOE sales volumes for the three months ended March 31, 2021, as compared to the same period in 2020 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and the Parsley Acquisition, partially offset by the 45 MBOEPD production loss due to Winter Storm Uri in February 2021.

PIONEER NATURAL RESOURCES COMPANY
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The average prices are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Oil per Bbl	$56.71	$45.60	24%
NGL per Bbl	$25.90	$14.52	78%
Gas per Mcf	$3.04	$1.61	89%
Total per BOE	$42.75	$32.08	33%
Purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Permian Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments.
Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. The Company has also entered into long-term marketing contracts, which are accounted for as derivatives, to similarly diversify its oil sales to Gulf Coast and international markets. The gains and losses associated with the Company's marketing derivatives are recognized in net derivative gains (losses) in the consolidated statements of operations. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with sales of purchased commodities are included in purchased commodities expense. See Consolidated Statements of Operations included in "Item 1. Financial Statements" for additional information.
The net effects of third party purchases and sales of commodities and associated marketing contracts are as follows:

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Sales of purchased commodities	$1,240	$915	$325
Purchased commodities	1,255	1,028	227
Net effect	(15)	(113)	98
Realized marketing derivative losses	(7)	—	(7)
	$(22)	$(113)	$91
The increase in net sales of purchased commodities for the three months ended March 31, 2021, as compared to the same periods in 2020, was primarily due to an increase in first quarter of 2021 downstream oil margins on the Company's Gulf Coast refinery and export sales.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Interest and other income (loss), net	$60	$(206)	$266
The increase in net interest and other income (loss) for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to a noncash gain of $54 million attributable to the increase in fair value of the Company's investment in affiliate during the three months ended March 31, 2021 compared to a noncash loss of $145 million attributable to the decrease in fair value of the Company's investment in affiliate and a $63 million noncash loss attributable to the decrease in the fair value of divestiture contingent consideration associated with the South Texas Divestiture for the three months ended March 31, 2020.

PIONEER NATURAL RESOURCES COMPANY
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net.

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Commodity derivatives:
Noncash derivative gain (loss), net	$(350)	$409	$(759)
Cash receipts (payments) on settled derivative instruments, net	(314)	63	(377)
Total commodity derivative gain (loss), net	(664)	472	(1,136)
Marketing derivatives:
Noncash derivative gain (loss), net	(20)	6	(26)
Cash payments on settled derivative instruments, net	(7)	—	(7)
Total marketing derivative gain (loss), net	(27)	6	(33)
Interest rate derivatives:
Cash payments on settled derivative instruments, net	—	(22)	22
Total interest rate derivative gain (loss), net	—	(22)	22
Derivative gain (loss), net	$(691)	$456	$(1,147)
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's capital budgeting and expenditure plans and (iii) support the payment of contractual obligations and dividends. The Company also uses marketing derivatives to diversify its oil sales to Gulf Coast and international markets.
Commodity derivative settlements and the related price impact (per Bbl or Mcf) are as follows:

	Three Months Ended March 31, 2021
	2020
	Net cash payments	Price impact
	(in millions)
Oil derivative payments (a)	$(293)	$(11.58)	per Bbl
Gas derivative payments	(8)	$(0.16)	per Mcf
Total net commodity derivative payments	$(301)
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2022 WTI swap contracts for cash payments of $13 million during the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	Net cash receipts	Price impact
	(in millions)
Oil derivative receipts	$63	$3.12	per Bbl
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net.

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Gain on disposition of assets, net	$11	$—	$11
The increase in gain on disposition of assets for the three months ended March 31, 2021, as compared to the same periods in 2020, was primarily due to recognizing a gain of $9 million associated with the sale of the Company's well services

PIONEER NATURAL RESOURCES COMPANY
business to a third party for (i) net cash proceeds of $20 million and (ii) an earnout of up to $4 million cash to be earned over the next three years.
Oil and gas production costs.

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Oil and gas production costs	$252	$176	$76
Oil and gas production costs per BOE are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Lease operating expense per BOE (a)	$3.47	$3.32	5%
Gathering, processing and transportation expense per BOE (b)	3.05	2.52	21%
Workover costs per BOE (a)	0.43	0.44	(2%)
Net natural gas plant income per BOE (c)	(1.05)	(1.14)	(8%)
	$5.90	$5.14	15%
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
Although the Company continues to realize the benefit of lower production costs in 2021 due to the Company's cost saving initiatives, the Company realized higher than expected production costs during the three months ended March 31, 2021 compared to the same period in 2020 due to the following:
•Lease operating expense per BOE increased due to an increase in electricity costs, increased maintenance and repair costs and lower production associated with the impact Winter Storm Uri had on the Company's operations in February 2021;
•Gathering, processing and transportation expense per BOE increased primarily due to (i) transportation costs related to new pipeline takeaway capacity for the Company's gas and NGL production, (ii) increased gas processing and transportation costs as a result of higher electricity costs during Winter Storm Uri in February 2021 and (iii) increased gas and NGL prices during the first quarter of 2021 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services; and
•Net natural gas plant income per BOE decreased primarily due to processing facility revenues being impacted by Winter Storm Uri, partially offset by improved gas and NGL prices.
Production and ad valorem taxes.

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Production and ad valorem taxes	$113	$75	$38
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Production taxes per BOE	$1.98	$1.44	38%
Ad valorem taxes per BOE	0.66	0.73	(10%)
	$2.64	$2.17	22%
The increase in production taxes per BOE for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to increases in oil, NGL and gas commodity prices. The decrease in ad valorem taxes per BOE for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to lower prior year commodity prices for which ad valorem taxes are based upon.
Depletion, depreciation and amortization expense.

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Depletion, depreciation and amortization	$474	$434	$40
Total DD&A and depletion expense per BOE is as follows:

	Three Months Ended March 31,
	2021	2020	% Change
DD&A per BOE	$11.11	$12.71	(13%)
Depletion expense per BOE	$10.54	$12.09	(13%)
The decrease in DD&A per BOE and depletion expense per BOE was primarily due to incremental additions to proved reserves due to new wells from the Company's successful Spraberry/Wolfcamp horizontal drilling program, improved commodity prices and recognizing the proved reserves attributable to the Parsley Acquisition.
Exploration and abandonments expense. Geological and geophysical costs and lease abandonments and other exploration expenses are as follows:

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Geological and geophysical	$16	$7	$9
Leasehold abandonments and other	3	2	1
	$19	$9	$10
The increase in geological and geophysical costs for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to relicensing certain seismic data in connection with the Parsley Acquisition.
During the three months ended March 31, 2021, the Company drilled and evaluated 106 exploration/extension wells, of which 100 percent were successfully completed as discoveries. During the same period in 2020, the Company drilled and evaluated 83 exploration/extension wells, of which 100 percent were successfully completed as discoveries.
General and administrative expense.

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Noncash general and administrative expense	$12	$5	$7
Cash general and administrative expense	56	51	5
	$68	$56	$12

PIONEER NATURAL RESOURCES COMPANY
Total general and administrative expense per BOE is as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Noncash general and administrative expense per BOE	$0.28	$0.15	87%
Cash general and administrative expense per BOE	1.32	1.50	(12%)
	$1.60	$1.65	(3%)
The change in noncash general and administrative expense for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
The increase in cash general and administrative expense for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the reinstatement of certain employee benefits during 2021 that were temporarily suspended during 2020 in response to the COVID-19 pandemic.
 Interest expense.

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Noncash interest expense	$6	$5	$1
Cash interest expense	33	22	11
	$39	$27	$12
The increase in cash interest expense during the three months ended March 31, 2021, as compared to the same respective period in 2020, is primarily due to (i) the changes in long-term debt as a result of the Parsley Acquisition (see "Liquidity and Capital Resources" below for further information) and (ii) the issuance in May 2020 and August 2020, respectively, of $1.3 billion of the Convertible Notes and $1.1 billion of 1.90% senior notes due 2030, partially offset by (a) the partial repayment of $360 million of the Company's 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028 as a result of the Company's tender offer for these notes in May 2020 and (b) the repayment of its 3.45% senior notes that matured in January 2021.
The weighted average cash interest rate on the Company's indebtedness for the three months ended March 31, 2021 was 2.0 percent, as compared to 4.4 percent for the same period in 2020. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Other expense	$304	$85	$219
The increase in other expense during the three months ended March 31, 2021, as compared to the same respective period in 2020, was primarily due to the following:
•$80 million of losses related to the Company's fulfillment of certain firm gas purchase commitments during Winter Storm Uri in February 2021; and
•$197 million of one-time Parsley Acquisition related costs for the three months ended March 31, 2021; as compared to
•a $69 million charge for estimated deficiency payments related to the Company's South Texas Divestiture for the three months ended March 31, 2020.
See Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Income tax benefit (provision).

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Income tax benefit (provision)	$11	$(77)	$88
Effective tax rate	14%	21%	(7%)
The change in income tax benefit (provision) during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to a $449 million decrease in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases, (v) working capital obligations and (vi) funding the cash portion of the consideration in the DoublePoint Acquisition and retiring the outstanding balance under the DoublePoint credit facility. Funding for these requirements may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
During the three months ended March 31, 2021, the Company enhanced its liquidity position by refinancing a portion of the debt acquired in the Parsley Acquisition, issuing new debt and increasing borrowing capacity under the Company's Credit Facility with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt.
The Company funded the purchase of DoublePoint with $1 billion of cash and by issuing 27.2 million shares of the Company's common stock. The Company also repaid DoublePoint's credit facility of $241 million on the acquisition date. In conjunction with the DoublePoint Acquisition, the Company delivered a notice of conditional redemption for all of the Notes. The redemption date for the Notes provided in the notice of conditional redemption is expected to be on May 18, 2021 (the "Redemption Date"). The redemption of the Notes is conditioned upon the successful completion by Pioneer of an investment grade public debt financing transaction of at least $650 million by the Redemption Date; provided that at the discretion of the Issuers, the Redemption Date may be delayed until such time as any or all conditions shall be satisfied or waived (provided that in no event shall such Redemption Date be delayed to a date later than July 3, 2021).

PIONEER NATURAL RESOURCES COMPANY
Capital resources. As of March 31, 2021, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2021. The Company also had unrestricted cash on hand of $668 million as of March 31, 2021.
Cash flows from operating, investing and financing activities are summarized below.

	Three Months Ended March 31,
	2021	2020	Change

	(in millions)
Net cash provided by operating activities	$377	$825	$(448)
Net cash used in investing activities	$(348)	$(681)	$(333)
Net cash provided by (used in) financing activities	$(806)	$9	$815
Operating activities. The decrease in net cash flow provided by operating activities for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to (i) additional cash used in derivative activities, (ii) increased accounts receivables and commodity inventories as a result of higher commodity prices, (iii) one-time cash Parsley transaction costs and (iv) cash paid to fulfill certain gas commitments during Winter Storm Uri, partially offset by an increase in accounts payable as a result of increased drilling and operational activity and an increase in oil and gas revenues due to the aforementioned increase in commodity prices.
Investing activities. The decrease in net cash used in investing activities for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily a result of (i) the Company's cost reduction efforts with decreases in additions to oil and gas properties and additions to other assets and other property and equipment of $175 million and $19 million, respectively, (ii) $117 million of cash acquired in the Parsley Acquisition and (iii) an increase in proceeds from disposition of assets of $22 million primarily related to the sale of the Company's well services business.
Financing activities. The Company's significant financing activities are as follows:
•2021: The Company (i) received proceeds from the January 2021 Senior Notes Offering, net of $24 million of issuance costs and discounts, of $2.5 billion, (ii) repaid $140 million associated with the maturity of its 3.45% senior notes due in January 2021, (iii) used the proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% Senior Notes due 2025, Parsley's 5.375% Senior Notes due 2025 and Jagged Peak's 5.875% Senior Notes due 2026, (iv) paid $852 million to purchase a portion of Parsley's 5.625% Senior Notes due 2027 and Parsley's 4.125% Senior Notes due 2028 pursuant to a cash tender offer, (v) repaid Parsley's credit facility, which had an outstanding balance of $397 million, (vi) paid $140 million of other liabilities and (vii) paid dividends of $91 million.
•2020: The Company (i) borrowed $800 million under the Credit Facility, (ii) repaid $450 million associated with the maturity of its 7.50% senior notes, (iii) paid $146 million of other liabilities, (iv) purchased $122 million of treasury stock and (v) paid dividends of $73 million.
Dividends/distributions. During the three months ended March 31, 2021, the Company paid dividends of $91 million, or $0.55 per share. In February 2021, the board of directors declared a quarterly cash dividend of $0.56 per share on the Company's outstanding common stock, payable on April 14, 2021, to stockholders of record on March 31, 2021. Future dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's liquidity and capital resources at that time.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2021, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty and income taxes. Also associated with its divestiture transactions, the

PIONEER NATURAL RESOURCES COMPANY
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
The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls.
The Company's commodity and marketing derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of March 31, 2021, these contracts represented net liabilities of $970 million. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2021. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2021, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of March 31, 2021, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of March 31, 2021, the Company had $6.2 billion of fixed rate long-term debt outstanding with a weighted average effective interest rate of 2.0 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not impact earnings or expose the Company to the risk of cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of March 31, 2021; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
market index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk through the use of derivative financial instruments and sales of purchased oil and gas.
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements. The Company manages commodity price risk with the following types of commodity derivative contracts:
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
The Company has entered into commodity derivative contracts for a portion of forecasted 2021 and 2022 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.
The average forward prices based on March 31, 2021 market quotes were as follows:

	2021			Year Ending December 31, 2022
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price	$62.32	$61.06	$59.86	$57.92
Average forward WTI Midland oil price	$59.70	$58.56	$57.26	$54.90
Average forward MEH oil price	$60.23	$59.06	$57.76	$55.40
Average forward NYMEX gas price	$2.64	$2.74	$2.85	$2.64
Average forward DUTCH TTF gas price	$6.54	$6.54	$6.91	$6.30
Average forward WAHA gas price	$2.46	$2.67	$2.76	$2.42
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.62)	$(2.50)	$(2.60)	$(3.02)

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on May 4, 2021 market quotes are as follows:

	2021			Year Ending December 31, 2022
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Brent oil price	$68.67	$67.51	$66.10	$63.66
Average forward WTI Midland oil price	$66.00	$64.96	$63.47	$60.51
Average forward MEH oil price	$66.52	$65.59	$64.08	$61.09
Average forward NYMEX gas price	$2.97	$3.01	$3.10	$2.77
Average forward DUTCH TTF gas price	$8.14	$8.09	$8.41	$7.13
Average forward WAHA gas price	$2.80	$3.00	$3.06	$2.52
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.67)	$(2.55)	$(2.63)	$(3.15)
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
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. Similar to sales of purchased commodities, these marketing derivatives allow the Company to diversify a portion of its oil sales from its area of production to Gulf Coast and international markets.
The average forward prices based on March 31, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$61.08	$57.92	$55.89	$54.52	$53.60	$52.93
Average forward WTI Midland oil price	$58.51	$54.90	$52.25	$50.58	$49.57	$48.86
Average forward basis differential price (a)	$(2.57)	$(3.02)	$(3.64)	$(3.94)	$(4.03)	$(4.07)
The average forward prices based on May 4, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$67.43	$63.66	$60.99	$59.37	$58.49	$58.07
Average forward WTI Midland oil price	$64.81	$60.51	$57.21	$55.32	$54.37	$53.79
Average forward basis differential price (a)	$(2.62)	$(3.15)	$(3.78)	$(4.05)	$(4.12)	$(4.28)
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

PIONEER NATURAL RESOURCES COMPANY
The Company's commodities are sold to various purchasers who must be prequalified under the Company's credit risk and procedures. The Company monitors exposure to counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, a letter of credit or other credit support. Historically, the Company's credit losses on commodities receivables have not been material.
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
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting. As previously disclosed in Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness as of such date. The identified material weakness was in connection with the Company's controls over the review of material marketing contracts that could have elements of a derivative. Management of the Company therefore concluded that the Company's disclosure controls and procedures were not effective at September 30, 2020 or December 31, 2020 and that the Company's internal control over financial reporting was not effective at a reasonable assurance level at December 31, 2020.
In response to the material weakness referred to above, with the oversight of the Audit Committee of the Company's Board of Directors, the Company performed a second review of all material third-party marketing contracts and implemented changes to its internal control over financial reporting, which included the implementation of controls (i) to ensure that the Company has identified all new or amended marketing contracts for review on a monthly basis and (ii) to provide a structured procedure for review of new or amended marketing contracts for terms that may require derivative accounting by employees with the appropriate knowledge. Based on the evidence obtained in validating the effectiveness of the implemented controls, the Company has concluded that the previously disclosed material weakness has been remediated as of March 31, 2021.
Changes in Internal Control over Financial Reporting. The change described under "Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting" above represents a change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Other than described below, there has been no material change in the Company's risk factors that were described in the Company's 2020 Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
The financial and operational synergies attributable to the DoublePoint Acquisition may vary from expectations.
Pioneer may fail to realize the anticipated benefits and synergies expected from the DoublePoint Acquisition, which could adversely affect its business, financial condition and operating results. The success of the DoublePoint Acquisition will depend, in significant part, on Pioneer's ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. Pioneer believes that the addition of DoublePoint will complement Pioneer's strategy by providing operational and financial scale, increasing free cash flow and enhancing Pioneer's corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the DoublePoint Acquisition. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If Pioneer is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the DoublePoint Acquisition within the anticipated timing or at all, Pioneer's business, financial condition and operating results may be adversely affected.
The Company may be unable to integrate the business of DoublePoint successfully and/or realize the anticipated benefits of the DoublePoint Acquisition.
The DoublePoint Acquisition involves the combination of companies that operated as independent companies. The combination of independent businesses is complex, costly and time consuming, and the Company will be required to devote significant management attention and resources to integrating the business practices and operations of DoublePoint with those of the Company. Potential difficulties that the Company may encounter as part of the integration process include the following:
•the inability to successfully integrate DoublePoint in a manner that permits the Company to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings and other benefits anticipated to result from the acquisition;
•complexities associated with managing the combined business, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on the customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms;
•potential unknown liabilities and unforeseen increased expenses associated with the DoublePoint Acquisition;
•diversion of the attention of the Company's management; and
•the disruption of, or the loss of momentum in, the Company's ongoing business or inconsistencies in standards, controls, procedures and policies.

PIONEER NATURAL RESOURCES COMPANY
Any of these issues could adversely affect the Company's ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the DoublePoint Acquisition, or could reduce the Company's earnings or otherwise adversely affect the Company's business and financial results.
The Company's future results will suffer if it does not effectively manage its expanded operations.
As a result of the DoublePoint Acquisition, the size and geographic footprint of the Company's business has increased. The Company's future success will depend, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the DoublePoint Acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended March 31, 2021
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 2021	33,682	$114.38	—	$1,090,693,887
February 2021	64,200	$142.10	—	$1,090,693,887
March 2021	1,509	$162.85	—	$1,090,693,887
	99,391		—
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
2.1
Membership Interest Purchase Agreement, dated as of April 1, 2021, by and among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. and Double Eagle III Midco 2, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 2, 2021).*

3.1
Amended and Restated Certificate of Incorporation of the Company, dated June 26, 1997, and Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-13245).

3.2
Sixth Amended and Restated Bylaws of the Company, dated November 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

4.1
Second Supplemental Indenture, dated January 26, 2021, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.2
First Supplemental Indenture, dated January 26, 2021, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.3
Fourth Supplemental Indenture, dated January 29, 2021, by and between Pioneer Natural Resources Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

10.1
First Amendment to Credit Agreement, dated as of January 12, 2021, by and among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 12, 2021).

10.2
Registration Rights Agreement dated as of May 4, 2021, by and among the Company and each of the other parties listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4,, 2021).

10.3(a)	Fifth Amendment to Pioneer Natural Resources USA, Inc. 401 (k) and Matching Plan

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PIONEER NATURAL RESOURCES COMPANY
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

PIONEER NATURAL RESOURCES COMPANY

May 7, 2021	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

May 7, 2021	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer