Form 10-Q
period 2021-06-30
PIONEER NATURAL RESOURCES CO
filed 2021-08-05
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of August 4, 2021    243,959,045

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity; competition; the ability to obtain environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including the risk of new restrictions with respect to development activities; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs and results of drilling and operations; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the Company will not fully or timely realize the expected synergies and accretion metrics from the Parsley Energy, Inc. and Double Eagle III Midco 1 LLC acquisitions; access to and cost of capital; the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the Company's ability to achieve it's emissions reduction and flaring goals; the assumptions underlying forecasts, including forecasts of production, well costs, capital expenditures, rates of return, expenses, cash flow and cash flow from purchases and sales of oil and gas, net of firm transportation commitments; sources of funding; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. These and other risks are described in Pioneer's Annual Report on Form 10-K for the year ended December 31, 2020, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition," "Part I, Item 1. Business —Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93	$1,442
Restricted cash	49	59
Accounts receivable, net	1,670	695
Income taxes receivable	1	4
Inventories	350	224
Derivatives	4	5
Investment in affiliate	152	123
Other	40	43
Total current assets	2,359	2,595
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	34,572	23,934
Unproved properties	8,511	576
Accumulated depletion, depreciation and amortization	(11,154)	(10,071)
Total oil and gas properties, net	31,929	14,439
Other property and equipment, net	1,731	1,584
Operating lease right-of-use assets	346	197
Goodwill	261	261
Derivatives	2	3
Other assets	156	150
	$36,784	$19,229

The financial information included as of June 30, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,293	$928
Due to affiliates	158	102
Interest payable	52	35
Income taxes payable	18	4
Current portion of long-term debt	—	140
Derivatives	1,170	234
Operating leases	123	100
Other	459	363
Total current liabilities	4,273	1,906
Long-term debt	6,926	3,160
Derivatives	155	66
Deferred income taxes	1,541	1,366
Operating leases	238	110
Other liabilities	1,013	1,052
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 243,971,771 and 175,525,268 shares issued as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	19,088	9,323
Treasury stock at cost: 12,726 and 11,047,856 shares as of June 30, 2021 and December 31, 2020, respectively	(2)	(1,234)
Retained earnings	3,550	3,478
Total equity	22,638	11,569
Commitments and contingencies
	$36,784	$19,229

The financial information included as of June 30, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	Revised 2020	2021	Revised 2020
Revenues and other income:
Oil and gas	$2,682	$600	$4,505	$1,695
Sales of purchased commodities	1,587	541	2,828	1,456
Interest and other income (loss), net	(20)	48	40	(158)
Derivative gain (loss), net	(832)	(356)	(1,523)	100
Gain on disposition of assets, net	2	6	13	6
	3,419	839	5,863	3,099
Costs and expenses:
Oil and gas production	316	167	568	343
Production and ad valorem taxes	153	47	266	120
Depletion, depreciation and amortization	648	416	1,121	850
Purchased commodities	1,627	572	2,882	1,600
Exploration and abandonments	10	10	29	19
General and administrative	75	60	143	116
Accretion of discount on asset retirement obligations	2	2	3	5
Interest	41	33	81	60
Other	47	90	351	175
	2,919	1,397	5,444	3,288
Income (loss) before income taxes	500	(558)	419	(189)
Income tax benefit (provision)	(120)	109	(109)	31
Net income (loss) attributable to common stockholders	$380	$(449)	$310	$(158)

Net income (loss) per share attributable to common stockholders:
Basic	$1.62	$(2.73)	$1.39	$(0.96)
Diluted	$1.54	$(2.73)	$1.33	$(0.96)

Weighted average shares outstanding:
Basic	234	165	222	165
Diluted	247	165	235	165

Dividends declared per share	$0.56	$0.55	$1.12	$1.10

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($0.56 per share)	—	—	—	—	(122)	(122)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax component	—	—	50	—	(6)	44
Exercise of long-term incentive stock options	55	—	(2)	8	—	6
Purchases of treasury stock	(99)	—	—	(13)	—	(13)
Shares issued or reissued for acquisition	51,655	—	5,644	1,238	—	6,882
Stock-based compensation costs:
Vested compensation awards, net	623	—	—	—	—	—
Compensation costs included in net loss	—	—	19	—	—	19
Compensation costs included in net loss associated with acquisition	—	—	33	—	—	33
Net loss	—	—	—	—	(70)	(70)
Balance as of March 31, 2021	216,711	2	14,837	(1)	3,308	18,146
Dividends declared ($0.56 per share)	—	—	—	—	(138)	(138)
Purchases of treasury stock	(2)	—	—	(1)	—	(1)
Shares issued or reissued for acquisition	27,187	—	4,234	—	—	4,234
Stock-based compensation costs:
Vested compensation awards, net	63	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	17
Net income	—	—	—	—	380	380
Balance as of June 30, 2021	243,959	$2	$19,088	$(2)	$3,550	$22,638

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Revised Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Vested compensation awards, net	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	291	291
Balance as of March 31, 2020	164,864	$2	$9,176	$(1,190)	$4,242	$12,230
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Purchases of treasury stock	(592)	—	—	(50)	—	(50)
Stock-based compensation costs:
Issued awards	4	—	—	—	—	—
Compensation costs included in net loss	—	—	17	—	—	17
Net loss	—	—	—	—	(449)	(449)
Balance as of June 30, 2020	164,276	$2	$9,285	$(1,240)	$3,702	11,749

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	Revised 2020
Cash flows from operating activities:
Net income (loss)	$310	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,121	850
Exploration expenses, including dry holes	3	3
Deferred income taxes	91	(20)
Gain on disposition of assets, net	(13)	(6)
Loss on early extinguishment of debt	2	27
Accretion of discount on asset retirement obligations	3	5
Interest expense	12	18
Derivative-related activity	632	69
Amortization of stock-based compensation	69	33
Investment in affiliate valuation adjustment	(29)	101
South Texas contingent consideration valuation adjustment	—	64
South Texas deficiency fee obligation	—	69
Other	81	65
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(593)	468
Inventories	(102)	34
Other assets	23	26
Accounts payable	560	(313)
Interest payable	(54)	(27)
Other liabilities	(273)	(154)
Net cash provided by operating activities	1,843	1,154
Cash flows from investing activities:
Proceeds from disposition of assets	32	7
Cash used in acquisitions, net of cash acquired	(826)	—
Additions to oil and gas properties	(1,193)	(1,034)
Additions to other assets and other property and equipment	(55)	(79)
Net cash used in investing activities	(2,042)	(1,106)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	3,247	—
Proceeds from issuance of convertible senior notes	—	1,323
Purchase of derivatives related to issuance of convertible senior notes	—	(113)
Borrowings under credit facility	650	800
Repayment of credit facilities	(1,287)	(800)
Repayment of senior notes, including tender offer premiums	(3,371)	(1,198)
Payments of other liabilities	(147)	(154)
Payments of financing fees	(31)	(26)
Purchases of treasury stock	(14)	(172)
Exercise of long-term incentive plan stock options	6	—
Dividends paid	(213)	(164)
Net cash used in financing activities	(1,160)	(504)
Net decrease in cash, cash equivalents and restricted cash	(1,359)	(456)
Cash, cash equivalents and restricted cash, beginning of period	1,501	705
Cash, cash equivalents and restricted cash, end of period	$142	$249

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results for a full year.
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
Correction of previously issued financial statements. During the Company's review of its marketing contracts during the fourth quarter of 2020, the Company identified two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were entered in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's June 30, 2020 consolidated financial statements; however, the Company determined that the impact of the misstatement to its interim period ending September 30, 2020 was material. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the immaterial misstatement for the three and six months ended June 30, 2020 by revising the consolidated financial statements appearing herein. The net impact of these immaterial noncash corrections to the Company's previously reported consolidated financial statements for the three and six months ended June 30, 2020 is shown below (in millions, except for per share data):

	As Reported		Adjustments		As Revised
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Oil and gas revenues	$600	$1,695	$—	$—	$600	$1,695
Derivative gain (loss), net	$(336)	$117	$(20)	$(17)	$(356)	$100

Total revenues and other income	$859	$3,116	$(20)	$(17)	$839	$3,099
Total costs and expenses	1,397	3,288	—	—	1,397	3,288
Loss before income taxes	(538)	(172)	(20)	(17)	(558)	(189)
Income tax benefit	99	22	10	9	109	31
Net loss	$(439)	$(150)	$(10)	$(8)	$(449)	$(158)
Basic and diluted net loss per share attributable to common stockholders	$(2.66)	$(0.91)	$(0.07)	$(0.05)	$(2.73)	$(0.96)
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is calculated using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
estimation of quantities of proved reserves, the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of goodwill and proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of proved, probable and possible reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
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
Upon issuance of the Company's $1.3 billion principal amount of 0.25% convertible senior notes due 2025 (the "Convertible Notes") in May 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the debt discount and related deferred income tax liability recorded to additional paid-in capital of $230 million and $50 million, respectively, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $22 million to retained earnings, representing a reversal of $28 million of the debt discount that was amortized to interest expense, net of an associated deferred income tax impact of $6 million, in 2020 and (iii) recorded the respective offsets for items (i) and (ii) above, representing the unamortized debt discount attributable to the Convertible Notes of $202 million to long-term debt and the associated deferred tax impact of $44 million to deferred income tax liabilities. See Note 7 for additional information.
Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2020 will no longer be allowed. As such, the Company has transitioned to the if-converted method utilizing the modified retrospective approach, resulting in 12 million incremental shares being included in the Company's weighted-average diluted shares outstanding as of June 30, 2021. See Note 16 for additional information.
NOTE 3. Acquisitions and Divestitures
Acquisitions.
DoublePoint Acquisition. On May 4, 2021, the Company acquired Double Eagle III Midco 1 LLC ("DoublePoint") pursuant to a definitive membership interest purchase agreement to acquire DoublePoint dated April 1, 2021 (the "DoublePoint Acquisition") in exchange for 27 million shares of Pioneer common stock and $1 billion of cash. The Pioneer stock consideration transferred had a fair value of $4 billion.
Parsley Acquisition. On January 12, 2021, the Company acquired Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). On the closing date of the Parsley Acquisition, Parsley merged into a newly formed wholly-owned subsidiary of the Company, and the subsidiaries of Parsley, including Jagged Peak Energy LLC ("Jagged Peak"), became indirect subsidiaries of the Company.
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
Both the Parsley Acquisition and the DoublePoint Acquisition were accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
those measurements may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained.
The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed (presented in millions):

	Parsley Acquisition	DoublePoint Acquisition
	As of January 12, 2021	As of May 4, 2021
Cash and cash equivalents (a)	$118	$58
Accounts receivable	252	131
Derivatives	8	—
Proved properties	5,110	3,928
Unproved properties	5,622	2,406
Other property and equipment	117	73
Operating lease right-of-use assets	201	2
Other assets	22	11
Total assets acquired	11,450	6,609

Accounts payable	335	232
Interest payable	49	22
Derivatives	317	86
Operating leases	201	2
Deferred income taxes	127	—
Long-term debt	3,238	975
Other liabilities	300	58
Total liabilities assumed	4,567	1,375
Net assets acquired	$6,883	$5,234
______________________
(a)Cash used in the acquisition of Parsley and DoublePoint includes $1 billion of cash used to acquire DoublePoint and $2 million of cash used in the settlement of partial shares related to the conversion of Parsley Class A common stock at the Exchange Ratio.
The following unaudited pro forma summary presents the results of operations as if the Parsley Acquisition and DoublePoint Acquisition had occurred on January 1, 2020. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Revenues and other income	$3,465	$751	$5,911	$4,629
Net income (loss)	$394	$(909)	$165	$(3,830)
Divestitures.
•In March 2021, the Company sold its well services business to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned over the next three years. The Company recorded a gain on sale of $9 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations for the six months ended June 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
•In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin to an unaffiliated third party for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale which is reflected in net gain on disposition of assets in the consolidated statements of operations for the six months ended June 30, 2020.
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2021
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$6	$—	$6
Deferred compensation plan assets	72	—	—	72
Investment in affiliate	152	—	—	152
Total assets	224	6	—	230
Liabilities:
Commodity price derivatives	—	1,230	—	1,230
Marketing derivatives	—	—	95	95
Total liabilities	—	1,230	95	1,325
Total recurring fair value measurements	$224	$(1,224)	$(95)	$(1,095)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

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
The asset and liability values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts, collar contracts with short puts and option contracts, which is based on active and independent market-quoted volatility factors.
Marketing derivatives. Under the contract terms of the marketing derivatives, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland West Texas Intermediate ("WTI") price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that the non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments not designated as hedges. The asset and liability measurements for the Company's marketing derivative contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing its marketing derivatives.
The asset and liability values attributable to the Company's marketing derivatives were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of June 30, 2021 and 2020 was $2.01 and $1.93 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of June 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Parsley Acquisition and DoublePoint Acquisition. Both the Parsley Acquisition and DoublePoint Acquisition were accounted for using the acquisition method under ASC Topic 805, "Business Combinations", which requires all assets acquired and liabilities assumed in the acquisitions to be recorded at fair values at the acquisition date of each transaction. Oil and gas properties were valued based on income and market based approaches utilizing Level 3 inputs including internally generated development and production profiles and price and cost assumptions. Debt assumed in the acquisitions was valued based on Level 2 inputs that included using observable market prices to determine fair value. Net derivative liabilities assumed in the acquisitions were valued based on Level 2 inputs similar to the Company's other commodity price derivatives. See Note 3 for additional information.
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents (a)	$93	$93	$1,442	$1,442
Restricted cash (a)	$49	$49	$59	$59
Liabilities:
Current portion of long-term debt:
Senior notes (b)	$—	$—	$140	$140
Long-term debt:
Convertible Notes (b) (c)	$1,304	$2,099	$1,100	$1,756
Senior notes (b)	$5,622	$5,737	$2,060	$2,230
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
(c)Upon issuance of the Convertible Notes, the debt discount and related deferred income tax liability were recorded to additional paid-in capital. As part of the Company's early adoption of ASU 2020-06 on January 1, 2021 (see Note 2), the Company reclassified the debt discount and related deferred income tax liability of $230 million and $50 million, respectively, from additional paid-in capital to the Convertible Notes reported in long-term debt and deferred income taxes, respectively, in the consolidated balance sheets.
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
The Company's outstanding oil derivative contracts as of June 30, 2021 and the weighted average oil prices per barrel for those contracts are as follows:

	2021		Year Ending December 31, 2022
	Third Quarter	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl)	17,000	17,000	—
Price per Bbl	$44.45	$44.45	$—
MEH swap contracts:
Volume per day (Bbl)	43,000	43,000	2,055
Price per Bbl	$40.52	$40.52	$42.80
Midland WTI swap contracts:
Volume per day (Bbl)	5,000	5,000	—
Price per Bbl	$40.50	$40.50	$—
NYMEX WTI swap contracts:
Volume per day (Bbl)	15,000	15,000	—
Price per Bbl	$52.85	$52.85	$—
NYMEX rollfactor swap contracts:
Volume per day (Bbl)	35,000	35,000	—
Price per Bbl	$0.17	$0.17	$—
Midland WTI basis swap contracts:
Volume per day (Bbl)	37,000	37,000	26,000
Price per Bbl	$0.89	$0.89	$0.50
Brent call contracts sold:
Volume per day (Bbl) (a)	20,000	20,000	—
Price per Bbl	$69.74	$69.74	$—

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Brent collar contracts:
Volume per day (Bbl)	—	—	10,000
Price per Bbl:
Ceiling	$—	$—	$60.32
Floor	$—	$—	$50.00
NYMEX WTI collar contracts:
Volume per day (Bbl)	16,000	6,000	—
Price per Bbl:
Ceiling	$64.66	$55.54	$—
Floor	$56.25	$50.00	$—
Brent collar contracts with short puts:
Volume per day (Bbl) (b)	110,000	90,000	57,000
Price per Bbl:
Ceiling	$54.46	$50.74	$64.41
Floor	$47.82	$45.11	$50.18
Short put	$36.87	$35.07	$38.25
MEH collar contracts with short puts:
Volume per day (Bbl)	9,446	9,446	—
Price per Bbl:
Ceiling	$51.29	$51.29	$—
Floor	$41.55	$41.55	$—
Short put	$31.55	$31.55	$—
NYMEX WTI collar contracts with short puts:
Volume per day (Bbl)	—	—	12,000
Price per Bbl:
Ceiling	$—	$—	$65.86
Floor	$—	$—	$52.50
Short put	$—	$—	$40.00
______________________
(a)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
(b)Between July 1, 2021 and July 30, 2021, the Company entered into additional derivative contracts for 10,000 Bbls per day of Brent collar contracts with short puts for January 2022 through December 2022 production with a ceiling price of $75.19 per Bbl, a floor price of $45.00 per Bbl and a short put price of $65.00 per Bbl.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of June 30, 2021, the Company did not have any NGL derivative contracts outstanding.
Gas production derivatives. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX Henry Hub ("HH") gas prices or regional index prices (e.g. WAHA, SoCal and Houston Ship Channel) where the gas is sold. To diversify the gas prices it receives to international market prices, the Company sells a portion of its gas production at Dutch Title Transfer Facility ("Dutch TTF") prices. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold. Between July 1, 2021 and July 30, 2021, the Company entered into NYMEX collar contracts with short puts of 100,000 MMBtu per day for the year ending December 2022 production with a ceiling price of $4.00 per MMBtu, a floor price of $2.50 per MMBtu and a short put price of $3.20 per MMBtu.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The Company's outstanding gas derivative contracts as of June 30, 2021 and the weighted average gas prices per MMBtu for those contracts are as follows:

	2021		Year Ending December 31, 2022
	Third Quarter	Fourth Quarter
NYMEX swap contracts:
Volume per day (MMBtu) (a)	60,000	60,000	—
Price per MMBtu	$2.95	$2.95	$—
Dutch TTF swap contracts:
Volume per day (MMBtu) (b)	30,000	30,000	—
Price per MMBtu	$5.07	$5.07	$—
WAHA swap contracts:
Volume per day (MMBtu)	116,304	116,304	4,932
Price per MMBtu	$2.36	$2.36	$2.46
NYMEX collar contracts:
Volume per day (MMBtu)	247,000	247,000	1,726
Price per MMBtu:
Ceiling	$3.19	$3.20	$3.45
Floor	$2.60	$2.60	$2.75
Basis swap contracts:
Permian Basin index swap volume per day (MMBtu) (b)	7,000	7,000	1,726
Price differential ($/MMBtu)	$(0.39)	$(0.39)	$(0.39)
____________________
(a)Between July 1, 2021 and July 30, 2021, the Company entered into additional NYMEX swap contracts for 100,000 MMBtu per day of October 2021 through December 2021 production with an average fixed price of $4.04 per MMBtu.
(b)Between July 1, 2021 and July 30, 2021, the Company entered into additional Dutch TTF swap contracts for 30,000 MMBtu per day of January 2022 through December 2022 production with an average fixed price of $8.87 per MMBtu.
(c)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Permian Basin gas and the NYMEX index price used in swap contracts.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil sales to Gulf Coast and international markets. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. For the three and six months ended June 30, 2021, the Company recorded noncash marketing derivative gains of $17 million and noncash marketing derivative losses of $3 million, respectively, and cash payments of $13 million and $20 million, respectively, as compared to noncash marketing derivative losses of $21 million and $15 million, respectively, and no cash payments or receipts for the same respective periods in 2020.
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
June 30, 2021
(Unaudited)
Noncash gains and losses associated with the Company's (i) commodity price derivatives and marketing derivatives and (ii) contingent consideration are separately presented in operating activities within the consolidated statements of cash flows.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of June 30, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$4	$—	$4
Commodity price derivatives	Derivatives - noncurrent	$2	$—	$2
Liabilities:
Commodity price derivatives	Derivatives - current	$1,115	$—	$1,115
Marketing derivatives	Derivatives - current	$55	$—	$55
Commodity price derivatives	Derivatives - noncurrent	$115	$—	$115
Marketing derivatives	Derivatives - noncurrent	$40	$—	$40

As of December 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$5	$—	$5
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3
Liabilities:
Commodity price derivatives	Derivatives - current	$198	$—	$198
Marketing derivatives	Derivatives - current	$36	$—	$36
Commodity price derivatives	Derivatives - noncurrent	$11	$—	$11
Marketing derivatives	Derivatives - noncurrent	$55	$—	$55
Fair value. Gains and losses recorded on derivative financial instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020

		(in millions)
Commodity price derivatives	Derivative gain (loss), net	$(836)	$(335)	$(1,500)	$137
Marketing derivatives	Derivative gain (loss), net	$4	$(21)	$(23)	$(15)
Interest rate derivatives	Derivative gain (loss), net	$—	$—	$—	$(22)
Contingent consideration	Interest and other income (loss), net	$—	$(1)	$—	$(64)
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
June 30, 2021
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
The changes in capitalized exploratory well costs are as follows:

Six Months Ended June 30, 2021

(in millions)
Beginning capitalized exploratory well costs	$498
Additions to exploratory well costs pending the determination of proved reserves	1,279
Additions to capitalized exploratory well costs from acquisitions	235
Reclassification due to determination of proved reserves	(1,364)
Ending capitalized exploratory well costs	$648
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of June 30, 2021	As of December 31, 2020

	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$648	$495
More than one year	—	3
	$648	$498
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	—	1

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 7. Long-term Debt
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of June 30, 2021	As of December 31, 2020

	(in millions)
Outstanding debt principal balances:
3.45% senior notes due 2021	$—	$140
3.95% senior notes due 2022	244	244
0.55% senior notes due 2023	750	—
0.75% senior callable notes due 2024	750	—
0.25% convertible senior notes due 2025	1,323	1,323
1.125% senior notes due 2026	750	—
4.45% senior notes due 2026	500	500
5.625% senior notes due 2027	179	—
7.20% senior notes due 2028	241	241
4.125% senior notes due 2028	138	—
1.90% senior notes due 2030	1,100	1,100
2.15% senior notes due 2031	1,000	—
	6,975	3,548
Issuance costs and discounts, net	(49)	(248)
Total debt	6,926	3,300
Less current portion of long-term debt	—	(140)
Long-term debt	$6,926	$3,160
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On January 12, 2021, Pioneer entered into the First Amendment to Credit Agreement (the "Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The primary changes attributable to the Amendment were to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the Credit Facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing. As of June 30, 2021, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Assumption of DoublePoint notes and payoff of DoublePoint credit facility. In connection with the completion of the DoublePoint Acquisition, the Company assumed DoublePoint's long-term debt of $650 million in aggregate principal amount (with a fair value of $735 million) and DoublePoint's credit facility with an outstanding balance of $240 million. The Company repaid and terminated the DoublePoint credit facility agreement on May 4, 2021.
Assumption of Parsley notes and payoff of Parsley credit facility. In connection with the completion of the Parsley Acquisition, the Company assumed Parsley's long-term debt of $2.7 billion in aggregate principal amount (with a fair value of $2.8 billion) and Parsley's credit facility with an outstanding balance of $397 million. The Company repaid and terminated the Parsley credit facility agreement on January 12, 2021.
Senior notes. In May 2021, the Company issued $750 million of 0.55% senior notes that will mature May 15, 2023 (the "May 2021 Senior Notes Offering"). The Company received proceeds, net of $4 million of issuance costs and discounts, of $746 million. Interest on the notes will be payable on May 15 and November 15 of each year. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Company used the proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.750% senior notes due 2025. Associated with the redemption, the Company recognized a $3 million gain on the early extinguishment of debt (see Note 14).

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
The Company used the proceeds from the January 2021 Senior Notes Offering to pay (i) $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026 and (ii) $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% senior notes due 2027 and 4.125% senior notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days. Associated with the redemption and tenders, the Company recognized a $5 million loss on the early extinguishment of debt (see Note 14).
The Company's 3.45% senior notes with a debt principal balance of $140 million matured and were repaid in January 2021. The Company funded the repayment with cash on hand.
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025. The Convertible Notes bear a fixed interest rate of 0.25% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at a conversion rate of 9.111 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents a conversion price of $109.76 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common stock for at least 20 of the last 30 consecutive trading days of such quarter exceeds 130 percent of the Conversion Price;
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
During the last 30 consecutive trading days of the second quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending September 30, 2021. As of June 30, 2021, if converted by the holder, the Company intends to settle the Convertible Notes in cash through borrowings under its Credit

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Facility. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in shares of the Company's common stock or a combination of cash and common stock.
The Company early adopted ASU 2020-06 on January 1, 2021. Upon issuance of the Convertible Notes in May 2020, the Company bifurcated the debt and equity components of the Convertible Notes between long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the debt discount and related deferred income tax liability recorded to additional paid-in capital of $230 million and $50 million, respectively, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $22 million to retained earnings, representing the reversal of the $28 million debt discount that was amortized to interest expense, net of an associated deferred income tax impact of $6 million, in 2020 and (iii) recorded the respective offsets for items (i) and (ii) above, representing the unamortized debt discount attributable to the Convertible Notes of $202 million to long-term debt and the associated deferred tax impact of $44 million to deferred income tax liabilities. See Note 2 for additional information.
As of June 30, 2021, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $18 million. The effective interest rate related to interest expense to be recorded over the life of the Convertible Notes is 0.6 percent. See Note 2 for additional information regarding the effect of the early adoption of ASU 2020-06 on the debt discount on the Company's Convertible Notes.
The interest costs recognized on the Convertible Notes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Contractual coupon interest	$1	$1	$2	$1
Amortization of debt discount and issuance costs	1	8	2	8
	$2	$9	$4	$9
Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have a strike price of $109.76 per share of common stock and a capped price of $156.19 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital. The closing price of the Company's common stock at June 30, 2021 was $162.52 which exceeded the capped price. Therefore, if the Convertible Notes were converted and settlement of the capped call transaction had occurred on June 30, 2021, the Company would have been entitled to receive $559 million in cash or 3.4 million shares of the Company's common stock, or a combination thereof.
NOTE 8. Incentive Plans
In connection with the Parsley Acquisition, the Company assumed all rights and obligations under the Amended and Restated Parsley Energy, Inc. 2014 Long Term Incentive Plan (the "2014 Parsley Plan") and the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the "Jagged Peak Plan") and together with the 2014 Parsley Plan, (the "Parsley Plans"). The awards outstanding under the Parsley Plans were assumed by the Company and were automatically converted into an award with the right to receive a number of shares of Pioneer common stock that is equal to the product of the number of shares of Parsley common stock subject to such award under the Parsley Plans as of the acquisition date and the Exchange Ratio (0.1252). As a result, 37,299 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding awards granted under the 2014 Parsley Plan and 1,166 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding awards granted under the Jagged Peak Plan.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The number of shares available for grant pursuant to the awards issued under the Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") is as follows:

As of June 30, 2021
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under the plan	(9,311,208)
Awards available for future grant	4,168,367
______________________
(a) Under New York Stock Exchange rules, the Company added the shares that were available under the 2014 Parsley Plan to the LTIP. These shares can only be used for grants to employees who were not employed or engaged by Pioneer or any of its subsidiaries immediately before the Parsley Acquisition and such awards may only be granted through May 22, 2024, the date that the 2014 Parsley Plan would have otherwise expired.
Stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Restricted stock - equity awards	$10	$10	$21	$22
Restricted stock - liability awards (a)	4	3	9	3
Restricted stock and performance units - Parsley awards (b)	—	—	33	—
Performance unit awards	6	6	14	10
Employee stock purchase plan	1	1	1	1
	$21	$20	$78	$36
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of June 30, 2021 and December 31, 2020, accounts payable – due to affiliates included $10 million and $7 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.
As of June 30, 2021, there was $91 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $18 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Activity for restricted stock awards, performance units and stock options is as follows:

	Six Months Ended June 30, 2021
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	765,981	221,353	207,430	86,332
Awards granted	127,370	3,085	173,423	—
Awards assumed (a) (c)	255,379	—	100,056	—
Awards forfeited	(4,049)	(4,227)	—	—
Awards vested (b) (c)	(417,749)	(42,761)	(100,056)	—
Options exercised	—	—	—	(55,173)
Options expired	—	—	—	(415)
Ending incentive compensation awards	726,932	177,450	380,853	30,744
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
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Six Months Ended June 30, 2021
(in millions)
Beginning asset retirement obligations	$282
Liabilities assumed in the Parsley Acquisition	73
Liabilities assumed in the DoublePoint Acquisition	37
New wells placed on production	5
Changes in estimates (a)	(1)
Liabilities settled	(15)
Accretion of discount	3
Ending asset retirement obligations	384
Less current portion of asset retirement obligations	(55)
Asset retirement obligations - noncurrent	$329
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
June 30, 2021
(Unaudited)
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
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of June 30, 2021 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalties and income taxes. Also associated with its divestiture transactions, the Company has issued and received guarantees to facilitate the transfer of contractual obligations, such as firm transportation agreements or gathering and processing arrangements. The Company does not recognize a liability if the fair value of the obligation is immaterial and the likelihood of making payments under these guarantees is remote.
South Texas Divestiture. In conjunction with the 2019 divestiture of the Company's South Texas assets, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC's") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $260 million as of June 30, 2021. The Company's estimated deficiency fee obligation as of June 30, 2021 is $199 million, of which $135 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $77 million is included in noncurrent other assets in the consolidated balance sheets. The Company has credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $74 million as of June 30, 2021. The Company has received credit support for the commitments of up to $50 million. The Company paid $3 million in gas transportation fees associated with the transferred commitment for the six months ended June 30, 2021 and was fully reimbursed.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $17 million as of June 30, 2021. The Company has received credit support for the commitments of up to $17 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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

Six Months Ended June 30, 2021
(in millions)
Beginning contract obligations	$360
Liabilities settled	(152)
Accretion of discount	4
Changes in estimate (a)	(1)
Ending contract obligations	$211
______________________
(a)Represents differences between estimated and actual liabilities settled.
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
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the Board of Directors. In July 2021, ProPetro announced that, effective August 31, 2021, Mr. Gobe would transition from ProPetro's Chairman and Chief Executive Officer to Executive Chairman. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Transactions and balances with ProPetro are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Pressure pumping and related services charges (a)	$111	$76	$167	$143
____________________
(a)Includes $1 million and $5 million of idle frac fleet fees for the three and six months ended June 30, 2021, respectively, as compared to $30 million of idle frac fleet fees for both the three and six months ended June 30, 2020.

	As of June 30, 2021	As of December 31, 2020

	(in millions)
Accounts payable - due to affiliate (a)	$78	$45
____________________
(a)Represents pressure pumping and related services provided by ProPetro as part of a long-term agreement.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Revenue - Service revenue	$161	$395
Cost of services (exclusive of depreciation and amortization)	$123	$301
Net loss	$(20)	$(8)
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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Oil sales	$2,133	$453	$3,567	$1,377
NGL sales	374	104	620	215
Gas sales	175	43	318	103
Total commodities sales	2,682	600	4,505	1,695
Sales of purchased oil	1,559	536	2,780	1,439
Sales of purchased gas	11	5	16	17
Sales of purchased diesel	17	—	32	—
Total sales of purchased commodities	1,587	541	2,828	1,456
Total revenue from contracts with purchasers	$4,269	$1,141	$7,333	$3,151
As of June 30, 2021 and December 31, 2020, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.6 billion and $661 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Investment in affiliate fair value adjustment (Note 4)	$(25)	$44	$29	$(101)
Deferred compensation plan income (loss)	4	—	8	(3)
Contingent consideration fair value adjustment (Note 5)	—	(1)	—	(64)
Other	1	5	3	10
	$(20)	$48	$40	$(158)
 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Parsley Acquisition transaction costs (a)	$9	$—	$206	$—
Winter Storm Uri gas commitments (b)	—	—	80	—
DoublePoint Acquisition transaction costs (c)	27	—	27	—
Unoccupied facility expense (d)	7	(1)	17	(1)
Transportation commitment charges (e)	3	5	10	8
Termination and idle drilling and frac equipment charges (f)	1	44	5	53
Loss (gain) on early extinguishment of debt (Note 7)	(3)	27	2	27
South Texas deficiency fee obligation (Note 4)	—	—	—	69
Vertical integration services loss (income), net (g)	(1)	5	(5)	1
Other	4	10	9	18
	$47	$90	$351	$175
____________________
(a)Represents costs associated with the Parsley Acquisition, which includes $90 million of employee-related costs and $116 million of transaction-related fees during the six months ended June 30, 2021 and $9 million of transaction-related fees during the three months ended June 30, 2021.
(b)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(c)Represents transaction costs associated with the DoublePoint Acquisition.
(d)Primarily facilities expense associated with certain acquired Parsley offices that are no longer occupied.
(e)Primarily represents firm transportation payments on excess pipeline capacity commitments.
(f)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(g)Primarily represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. The components of the vertical integration services net margins are as follows:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Gross revenues	$11	$14	$23	$25
Gross costs and expenses	$10	$19	$18	$26
NOTE 15. Income Taxes
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Current tax benefit (provision)	$(11)	$11	$(18)	$11
Deferred tax benefit (provision)	(109)	98	(91)	20
Income tax benefit (provision)	$(120)	$109	$(109)	$31
Effective tax rate	24%	20%	26%	17%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2018 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2012. As of June 30, 2021, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
DoublePoint Acquisition. The Company purchased all the membership interests of DoublePoint, a disregarded entity for federal income tax purposes. As a result, for tax purposes, the Company recorded the cost basis in the assets acquired equal to its purchase price (i.e. stepped-up basis).
Parsley Acquisition. For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. The Company recorded a deferred tax liability of $127 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consist of net operating loss carryforwards of $2 billion that are subject to an annual limitation under Internal Revenue Code Section 382. The Company believes it is more likely than not that the acquired net operating loss carryforwards will be utilized before they expire. Offsetting the deferred tax assets attributes are deferred tax liability attributes, primarily related to the cost basis in oil and gas properties for tax purposes being less than the recorded book amounts.
Enactment of the Consolidated Appropriations Act, 2021. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the "Act"). The Act includes many tax provisions, including the extension of various expiring provisions and extensions and expansions of certain pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company's current or prior year tax provision or the Company's consolidated financial statements.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net income (loss) attributable to common stockholders	$380	$(449)	$310	$(158)
Participating share-based earnings (a)	(1)	—	(1)	—
Basic net income (loss) attributable to common stockholders	379	(449)	309	(158)
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to the Convertible Notes	1	—	3	—
Diluted net income (loss) attributable to common stockholders	$380	$(449)	$312	$(158)

Basic weighted average shares outstanding	234	165	222	165
Contingently issuable stock-based compensation	1	—	1	—
Convertible Notes dilution (b)	12	—	12	—
Diluted weighted average shares outstanding	247	165	235	165
____________________
(a)Unvested restricted stock awards represent participating securities because they participate in non-forfeitable dividends with the common equity owners of the Company. Participating share based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so. The dilutive effect of the reallocation of participating share-based earnings to diluted net income (loss) attributable to common stock holders was negligible.
(b)Diluted weighted average common shares outstanding have been increased to reflect the dilutive effect that would have resulted if the Company's Convertible Notes had been converted at the beginning of the three and six months ended June 30, 2021. If converted by the holder, the Company intends to settle the Convertible Notes in cash.
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
Expenditures to acquire shares under the share repurchase program are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Share repurchases (a)	$—	$50	$—	$160
____________________
(a)During the three and six months ended June 30, 2021, no shares were repurchased under the share repurchase program, as compared to 592,136 and 1,511,930 shares repurchased for the same respective periods in 2020.
As of June 30, 2021, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 17. Subsequent Events
Variable Dividend. In August 2021, the board of directors declared a cash dividend of $1.51 per share on the Company's outstanding common stock, payable September 17, 2021 to stockholders of record at the close of business on September 3, 2021.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Parsley Acquisition and DoublePoint Acquisition
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
On May 4, 2021, the Company completed the acquisition of Double Eagle III Midco 1 LLC ("DoublePoint") in exchange for 27 million shares of Pioneer common stock representing stock consideration transferred of $4 billion, $1 billion of cash and the assumption of $890 million of debt (the "DoublePoint Acquisition"). The DoublePoint Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. DoublePoint's results of operations were included in the Company's interim consolidated financial statements beginning in May 2021. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
The Company completed the acquisition of Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition") on January 12, 2021. The Parsley Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. Parsley's post-acquisition date results of operations were included in the Company's interim consolidated financial statements beginning on January 12, 2021. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended June 30, 2021 included the following highlights:
•Net income attributable to common stockholders for the three months ended June 30, 2021 was $380 million ($1.54 per diluted share) as compared to net loss of $449 million ($2.73 per diluted share) for the same period in 2020. The primary components of the $829 million increase in earnings attributable to common stockholders include:
•a $2.1 billion increase in oil and gas revenues due to a 166 percent increase in average realized commodity prices per BOE as a result of improved commodity prices due to the economic recovery from the COVID-19 pandemic and a 68 percent increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition; and
•a $43 million decrease in other expense, primarily due to (i) a $43 million decrease in idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges and (ii) a $3 million gain on early extinguishment of debt for the three months ended June 30, 2021, as compared to a $27 million loss on early extinguishment of debt for the same period in 2020, partially offset by $36 million of transaction-related costs associated with the Parsley Acquisition and DoublePoint Acquisition;
partially offset by:
•a $476 million decrease in net derivative results, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $255 million increase in production costs, including taxes, primarily attributable to (i) an increase in production taxes as a result of the aforementioned 166 percent increase in average realized commodity prices and (ii) increased costs attributable to production added from the Parsley Acquisition and the DoublePoint Acquisition;
•a $232 million increase in DD&A expense, primarily due to an increase in sales volumes from the Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition;
•a $229 million increase in the Company's income tax provision due to the increase in earnings during the three months ended June 30, 2021 as compared to the same period in 2020; and

PIONEER NATURAL RESOURCES COMPANY
•a $68 million decrease in net interest and other income (loss), primarily due to a noncash loss of $25 million attributable to the decrease in the fair value of the Company's investment in affiliate during the three months ended June 30, 2021 as compared to a noncash gain of $44 million for the same period in 2020.
•During the three months ended June 30, 2021, average daily sales volumes increased by 68 percent to 629,468 BOEPD, as compared to 374,563 BOEPD during the same period in 2020, due to additional production from Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $64.55, $27.95 and $2.69, respectively, during the three months ended June 30, 2021 as compared to $23.16, $12.65 and $1.15, respectively, for the same period in 2020.
•Cash provided by operating activities increased during the three months ended June 30, 2021 to $1.5 billion as compared to $328 million for the same period in 2020. The increase was primarily due to an increase in oil and gas revenues due to the aforementioned increase in commodity prices and sales volumes partially offset by (i) additional cash used in derivative activities and (ii) an increase in production costs due to the aforementioned increase in production taxes attributable to the increase in commodity prices and costs attributable to the production added from the Parsley Acquisition and the DoublePoint Acquisition.
•As of June 30, 2021 and December 31, 2020, the Company's net debt to book capitalization was 23 percent and 14 percent, respectively.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Although demand has shown signs of recovery, there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand to restore oil pricing.
The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the economic and health impacts of COVID-19 continue to evolve.
Third Quarter 2021 Outlook
The Company's operating and financial results for the third quarter of 2021 and beyond are uncertain and will depend on various factors beyond the Company's control, such as: the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions to combat the virus; environmental and trade policies; fiscal challenges facing the United States federal government; geopolitical issues globally, especially in the Middle East; the extent to which OPEC members and some nonmembers, including Russia, adhere to and agree to extend cuts to their oil production quotas; the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil and the uncertainty in oil demand fundamentals associated with governmental policy aimed at redirecting fossil fuel consumption towards lower carbon energy.

PIONEER NATURAL RESOURCES COMPANY
Based on current estimates, the Company expects the following operating and financial results for the third quarter of 2021:

Three Months Ending September 30, 2021
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	660 - 685
Average daily oil production (MBO)	380 - 395
Production costs per BOE	$7.25 - $8.75
DD&A per BOE	$10.75 - $12.75
Exploration and abandonments expense	$10 - $20
General and administrative expense	$67 - $77
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$39 - $44
Other expense	$15 - $30
Cash flow impact from firm transportation (a)	$(65) - $(35)
Current income tax provision	$5 - $15
Effective tax rate	22% - 27%
______________________
(a)The cash flow impact from firm transportation is primarily based on the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cashflow impact attributable to its firm transportation commitments. The cash flow impact from firm transportation does not include the expected cash flow impact from the Company's firm transportation marketing contracts that are accounted for as derivatives.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Six Months Ended June 30, 2021
Oil (Bbls)	322,258
NGL (Bbls)	126,520
Gas (Mcf)	620,124
Total (BOE)	552,132
The Company's liquids production was 81 percent of total production, on a BOE basis, for the six months ended June 30, 2021.
Costs incurred are as follows:

Six Months Ended June 30, 2021
(in millions)
Proved property acquisition costs (a)	$9,039
Unproved property acquisitions (a)	8,054
Exploration/extension costs	1,173
Development costs	316
Asset retirement obligations	5
$18,587
_____________________
(a)Includes proved and unproved acquisition costs related to the Parsley Acquisition of $5.1 billion and $5.6 billion, respectively, and proved and unproved acquisition costs related to the DoublePoint Acquisition of $3.9 billion and $2.4 billion, respectively.

PIONEER NATURAL RESOURCES COMPANY
Development and exploration/extension drilling activity is as follows:

	Six Months Ended June 30, 2021
	Development	Exploration/Extension
Beginning wells in progress	9	210
Wells spud	11	227
Acquired wells in progress	4	103
Successful wells	(11)	(252)
Ending wells in progress	13	288
The Company is currently operating 24 drilling rigs and eight frac fleets in the Midland Basin. The Company plans to move four drilling rigs to the Delaware Basin during the third quarter of 2021. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the six months ended June 30, 2021, the Company successfully completed 198 horizontal wells in the northern portion of the Midland Basin, 48 horizontal wells in the southern portion of the Midland Basin and 17 horizontal wells in the Delaware Basin. In the northern portion of the Midland Basin, 42 percent of the horizontal wells placed on production were Wolfcamp A interval wells, 30 percent were Wolfcamp B interval wells and the remaining 28 percent were primarily Spraberry and Wolfcamp D interval wells. In the southern portion of the Midland Basin, the majority of the wells placed on production were Wolfcamp A and B interval wells. In the Delaware Basin, approximately 35 percent were in the Bone Spring interval and the remaining 65 percent were Wolfcamp A and B interval wells.
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Oil (Bbls)	363,046	214,959	69%	322,258	218,808	47%
NGL (Bbls)	147,135	90,184	63%	126,520	87,271	45%
Gas (Mcf)	715,719	416,516	72%	620,124	412,704	50%
Total (BOEs)	629,468	374,563	68%	552,132	374,863	47%
The increase in average daily BOE sales volumes for the three and six months ended June 30, 2021, as compared to the same periods in 2020 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, combined with the production added from the Parsley Acquisition and the DoublePoint Acquisition.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. Commodity prices for the three and six months ended June 30, 2021, as compared to the same respective periods in 2020, increased due to the continued recovery in oil, NGL and gas demand from the COVID-19 pandemic. The average prices are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Oil per Bbl	$64.55	$23.16	179%	$61.15	$34.58	77%
NGL per Bbl	$27.95	$12.65	121%	$27.10	$13.55	100%
Gas per Mcf	$2.69	$1.15	134%	$2.83	$1.38	105%
Total per BOE	$46.82	$17.61	166%	$45.08	$24.85	81%
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
Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities

PIONEER NATURAL RESOURCES COMPANY
purchased and the responsibility to deliver the commodities sold. The Company has also entered into long-term marketing contracts, which are accounted for as derivatives, to similarly diversify its oil sales to Gulf Coast and international markets. The marketing contracts were entered in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. The gains and losses associated with the Company's marketing derivatives are recognized in net derivative gains (losses) in the consolidated statements of operations. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with sales of purchased commodities are included in purchased commodities expense. See Consolidated Statements of Operations included in "Item 1. Financial Statements" for additional information.
The net effects of third party purchases and sales of commodities and associated marketing contracts are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Sales of purchased commodities	$1,587	$541	$1,046	$2,828	$1,456	$1,372
Purchased commodities	1,627	572	1,055	2,882	1,600	1,282
Net effect	(40)	(31)	(9)	(54)	(144)	90
Realized marketing derivative loss	(13)	—	(13)	(20)	—	(20)
	$(53)	$(31)	$(22)	$(74)	$(144)	$70
The change in net sales of purchased commodities for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in 2021 downstream oil margins on the Company's Gulf Coast refinery and export sales. The change in net sales of purchased commodities for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, which was subsequently sold in February 2020 and March 2020, respectively, at lower prices. This oil inventory is sold in the month following purchase at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices).
The realized losses associated with the commencement of the marketing derivative contracts in 2021 were due to differences in the oil volumes purchased by the Company which were based on Midland WTI prices and sold at prices highly correlated to Brent pricing. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Interest and other income (loss), net	$(20)	$48	$(68)	$40	$(158)	$198
The decrease in net interest and other income (loss) for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a noncash loss of $25 million attributable to the change in fair value of the Company's investment in affiliate in 2021 compared to a noncash gain of $44 million in 2020. The increase in net interest and other income (loss) for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to (i) a noncash gain of $29 million attributable to the change in fair value of the Company's investment in affiliate in 2021 compared to a noncash loss of $101 million in 2020 and (ii) a $64 million noncash loss attributable to the decrease in fair value of contingent consideration associated with the South Texas Divestiture.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Derivative gain (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Commodity derivatives:
Noncash derivative loss, net	$(279)	$(463)	$184	$(629)	$(54)	$(575)
Cash receipts (payments) on settled derivative instruments, net	(557)	128	(685)	(871)	191	(1,062)
Total commodity derivative gain (loss), net	(836)	(335)	(501)	(1,500)	137	(1,637)

Marketing derivatives:
Noncash derivative gain (loss), net	17	(21)	38	(3)	(15)	12
Cash payments on settled derivative instruments, net	(13)	—	(13)	(20)	—	(20)
Total marketing derivative gain (loss), net	4	(21)	25	(23)	(15)	(8)

Interest rate derivatives:
Cash payments on settled derivative instruments, net	—	—	—	—	(22)	22
Derivative gain (loss), net	$(832)	$(356)	$(476)	$(1,523)	$100	$(1,623)
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's capital budgeting and expenditure plans and (iii) support the payment of contractual obligations and dividends. The Company uses marketing derivatives to diversify its oil sales to Gulf Coast and international markets. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
Commodity derivative settlements and the related price impact (per Bbl or Mcf) are as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Net cash payments	Price impact		Net cash payments	Price impact
	(in millions)			(in millions)
Oil derivative payments (a)	$(548)	$(16.60)	per Bbl	$(841)	$(14.42)	per Bbl
Gas derivative payments	(9)	$(0.13)	per Mcf	(17)	$(0.14)	per Mcf
Total net commodity derivative payments	$(557)			$(858)
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2022 WTI swap contracts for cash payments of $13 million during the six months ended June 30, 2021.

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

PIONEER NATURAL RESOURCES COMPANY
Gain on disposition of assets, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Gain on disposition of assets, net	$2	$6	$(4)	$13	$6	$7
The decrease in gain on disposition of assets for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the Company recognizing a $6 million gain on the sale of certain vertical wells and approximately 1,500 net acres in 2020. The increase in gain on disposition of assets for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to recognizing a gain of $9 million in 2021 associated with the sale of the Company's well services business to a third party for net cash proceeds of $20 million. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Oil and gas production costs	$316	$167	$149	$568	$343	$225
Oil and gas production costs per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Lease operating expense per BOE (a)	$3.05	$2.78	10%	$3.23	$3.05	6%
Gathering, processing and transportation expense per BOE (b)	2.66	2.38	12%	2.83	2.45	16%
Workover costs per BOE (a)	0.39	0.10	290%	0.40	0.27	48%
Net natural gas plant income per BOE (c)	(0.59)	(0.34)	74%	(0.79)	(0.74)	7%
	$5.51	$4.92	12%	$5.67	$5.03	13%
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
Although the Company continues to realize the benefit of lower production costs in 2021 due to the Company's cost saving initiatives, the Company realized higher than expected production costs during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to the following:
•Lease operating expense per BOE increased for the three months ended June 30, 2021, as compared to the same period in 2020, due to higher cost Delaware Basin assets acquired in the Parsley Acquisition. Lease operating expense per BOE increased for the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to (i) higher cost Delaware Basin assets acquired in the Parsley Acquisition and (ii) an increase in electricity costs and lower production associated with the impact Winter Storm Uri had on the Company's operations in February 2021;
•Gathering, processing and transportation expense per BOE increased for the three months ended June 30, 2021, as compared to the same period in 2020 primarily due to (i) transportation costs related to new pipeline takeaway capacity for the Company's gas and NGL production and (ii) increased gas and NGL prices during the second quarter of 2021 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services. Gathering, processing and transportation expense per BOE increased for the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to (i) transportation costs related to new pipeline takeaway capacity for the Company's gas and NGL production, (ii) increased gas processing and transportation costs as a result of higher electricity costs during Winter Storm Uri in February 2021

PIONEER NATURAL RESOURCES COMPANY
and (iii) increased gas and NGL prices during 2021 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services;
•Workover costs per BOE increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due to an increase in workover activity as a result of improved commodity prices being realized in 2021, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased for the three months ended June 30, 2021, as compared to the same period in 2020 primarily due to improved gas and NGL prices. Net natural gas plant income per BOE increased for the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to improved gas and NGL prices, partially offset by a temporary decrease in volumes processed as a result of Winter Storm Uri's impact to the Company's processing facilities.
Production and ad valorem taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Production and ad valorem taxes	$153	$47	$106	$266	$120	$146
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Production taxes per BOE	$2.15	$0.70	207%	$2.07	$1.07	93%
Ad valorem taxes per BOE	0.52	0.65	(20%)	0.58	0.69	(16%)
	$2.67	$1.35	98%	$2.65	$1.76	51%
The increase in production taxes per BOE for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to increases in oil, NGL and gas commodity prices. The decrease in ad valorem taxes per BOE for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to lower prior year commodity prices that are used to determine current year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Depletion, depreciation and amortization	$648	$416	$232	$1,121	$850	$271
Total DD&A and depletion expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
DD&A per BOE	$11.31	$12.21	(7%)	$11.22	$12.46	(10%)
Depletion expense per BOE	$11.04	$11.57	(5%)	$10.83	$11.83	(8%)
The decrease in DD&A per BOE and depletion expense per BOE was primarily due to incremental additions to proved reserves attributable to (i) new wells placed on production from the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) improved commodity prices (which has the effect of extending the economic life of producing wells). In addition, the DD&A per BOE and depletion expense per BOE attributable to the Parsley Acquisition and the DoublePoint Acquisition were lower than the Company's respective 2020 per BOE amounts.

PIONEER NATURAL RESOURCES COMPANY
Exploration and abandonments expense. Geological and geophysical costs and lease abandonments and other exploration expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Geological and geophysical	$10	$9	$1	$26	$16	$10
Leasehold abandonments and other	—	1	(1)	3	3	—
	$10	$10	$—	$29	$19	$10
The increase in geological and geophysical costs for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to relicensing certain seismic data in connection with the Parsley Acquisition.
During the six months ended June 30, 2021, the Company drilled and evaluated 252 exploration/extension wells, of which 100 percent were successfully completed as discoveries. During the same period in 2020, the Company drilled and evaluated 156 exploration/extension wells, of which 100 percent were successfully completed as discoveries.
General and administrative expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Noncash general and administrative expense	$12	$10	$2	$24	$15	$9
Cash general and administrative expense	63	50	13	119	101	18
	$75	$60	$15	$143	$116	$27
The change in noncash general and administrative expense for the three and six months ended June 30, 2021, as compared to the same periods in 2020, is primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
The change in cash general and administrative expense for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to the reinstatement of certain employee benefits during 2021 that were temporarily suspended during 2020 in response to the COVID-19 pandemic.
Total general and administrative expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Noncash general and administrative expense per BOE	$0.21	$0.29	(28%)	$0.24	$0.22	9%
Cash general and administrative expense per BOE	1.10	1.46	(25%)	1.19	1.48	(20%)
	$1.31	$1.75	(25%)	$1.43	$1.70	(16%)
The decrease in general and administrative expense per BOE for the three and six months ended June 30, 2021, reflect the general and administrative synergies achieved from the Parsley Acquisition beginning in January 2021 and the DoublePoint Acquisition beginning in May 2021. The Company added the production volumes from the acquisitions, with limited associated general and administrative costs.

PIONEER NATURAL RESOURCES COMPANY
 Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Noncash interest expense	$7	$13	$(6)	$12	$18	$(6)
Cash interest expense	34	20	14	69	42	27
	$41	$33	$8	$81	$60	$21
The Company early adopted Accounting Standard Update ("ASU") 2020-06 effective January 1, 2021, as a result of this early adoption, the Company reversed the debt discount recorded to additional paid-in capital upon issuance of the Company's Convertible Notes to long-term debt. Therefore, noncash interest expense during the three and six months ended June 30, 2021 decreased as compared to the same respective periods in 2020, primarily due to a $7 million decrease in amortization associated with the discount attributable to the issuance of the Convertible Notes prior to the adoption of ASU 2020-06. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
The increase in cash interest expense during the three and six months ended June 30, 2021, as compared to the same respective periods in 2020, is primarily due to (i) the changes in long-term debt as a result of the Parsley Acquisition and DoublePoint Acquisition (see "Liquidity and Capital Resources" below for further information) and (ii) the issuance in May 2020 and August 2020, respectively, of $1.3 billion of the Convertible Notes and $1.1 billion of 1.90% senior notes due 2030, partially offset by (i) the partial repayment of $360 million of the Company's 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028 as a result of the Company's tender offer for these notes in May 2020 and (ii) the repayment of its 3.45% senior notes that matured in January 2021.
The weighted average cash interest rate on the Company's indebtedness for the six months ended June 30, 2021 was 1.9 percent, as compared to 2.4 percent for the same period in 2020. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Other expense	$47	$90	$(43)	$351	$175	$176
The decrease in other expense during the three months and increase in the six months ended June 30, 2021, as compared to the same respective periods in 2020, was primarily due to the following:
•$36 million and $233 million of transaction-related costs for the three and six months ended June 30, 2021, respectively, associated with the Parsley Acquisition and DoublePoint Acquisition;
•$80 million of losses for the six months ended June 30, 2021 related to the Company's fulfillment of certain firm gas purchase commitments during Winter Storm Uri in February 2021; and
•$7 million and $17 million of costs primarily related to unoccupied facilities acquired through the Parsley Acquisition for the three and six months ended June 30, 2021, respectively; as compared to
•a $69 million charge for estimated deficiency payments related to the Company's South Texas Divestiture for the six months ended June 30, 2020;
•$44 million and $53 million of idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges for the three and six months ended June 30, 2020, respectively; and
•$27 million of early extinguishment of debt charges for the three and six months ended June 30, 2020 associated with the Company's refinancing activities during the second quarter of 2020.
See Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Income tax benefit (provision).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Income tax benefit (provision)	$(120)	$109	$(229)	$(109)	$31	$(140)
Effective tax rate	24%	20%	4%	26%	17%	9%
The change in income tax benefit (provision) during the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to a $1.1 billion and $608 million increase, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
During the six months ended June 30, 2021, the Company enhanced its liquidity position by refinancing a portion of the debt acquired in the Parsley Acquisition and the DoublePoint Acquisition, issuing new debt and increasing borrowing capacity under the Company's Credit Facility, with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt.
2021 revised capital budget. With the completion of the Parsley Acquisition and the DoublePoint Acquisition, the Company's capital budget for 2021 was revised and is expected to be in the range of $3.1 billion to $3.4 billion, consisting of $2.95 billion to $3.25 billion for drilling and completion related activities, including additional tank batteries, saltwater disposal facilities, water infrastructure additions and vehicles, and $150 million of estimated Parsley and DoublePoint integration costs. The Company's capital expenditures for the six months ended June 30, 2021 were $1.5 billion. The 2021 capital budget and actual capital expenditures for the six months ended June 30, 2021 excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. As of June 30, 2021, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2021. The Company also had unrestricted cash on hand of $93 million as of June 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
Cash flows from operating, investing and financing activities are summarized below.

	Six Months Ended June 30,
	2021	2020	Change

	(in millions)
Net cash provided by operating activities	$1,843	$1,154	$689
Net cash used in investing activities	$(2,042)	$(1,106)	$936
Net cash used in financing activities	$(1,160)	$(504)	$656
Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in oil and gas revenues as a result of higher commodity prices and sales volumes partially offset by (i) additional cash used in derivative activities, (ii) an increase in production costs due to an increase in production taxes attributable to higher commodity prices and costs attributable to the production added from the from the Parsley Acquisition and the DoublePoint Acquisition, (iii) one-time cash Parsley and DoublePoint transaction-related costs and (iv) cash paid to fulfill certain gas commitments during Winter Storm Uri.
Investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily a result of $943 million of net cash used in the DoublePoint Acquisition and an increase in additions to oil and gas properties of $159 million, partially offset by (i) $117 million of net cash acquired in the Parsley Acquisition, (ii) an increase in proceeds from disposition of assets of $25 million primarily related to the sale of the Company's well services business and (iii) a decrease in additions to other assets and other property and equipment of $24 million.
Financing activities. The Company's significant financing activities are as follows:
•2021: The Company (i) received proceeds from the May 2021 Senior Notes Offering, net of $4 million of issuance costs and discounts, of $746 million, (ii) received proceeds from the January 2021 Senior Notes Offering, net of $24 million of issuance costs and discounts, of $2.5 billion, (iii) borrowed and repaid $650 million on the Company's Credit Facility, (iv) repaid the Parsley and DoublePoint credit facilities, which had outstanding balances of $397 million and $240 million, respectively, (v) repaid $140 million associated with the maturity of its 3.45% senior notes due in January 2021, (vi) used proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.75% senior notes due 2023, (vii) used proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026, (viii) paid $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer, (ix) paid $147 million of other liabilities and (x) paid dividends of $213 million.
•2020: The Company (i) received $1.3 billion from the issuance of the Convertible Notes, net of issuance fees, (ii) paid $113 million to enter into the Capped Call transactions associated with the Convertible Notes issuance, (iii) repaid an aggregate of $725 million associated with the early repayment of a portion of the 3.45% senior notes, 3.95% senior notes and 7.20% senior notes, (iv) repaid $450 million associated with the maturity of its 7.50% senior notes in January 2020, (v) purchased $172 million of treasury stock, (vi) paid dividends of $164 million and (vii) paid $154 million of other liabilities.
Dividends/distributions. During the six months ended June 30, 2021, the Company paid dividends of $213 million, or $1.11 per share. In May 2021, the board of directors declared a quarterly cash dividend of $0.56 per share on the Company's outstanding common stock, payable on July 14, 2021, to stockholders of record on June 30, 2021.
In addition to its base dividend program, the Company has initiated a variable dividend strategy whereby the Company may pay a quarterly variable dividend of up to 75 percent of the prior quarter free cash flow remaining after the payment of the base dividend. On August 2, 2021, the Company declared an inaugural variable dividend of $1.51 per share for shareholders of record on September 3, 2021, with a payment date of September 17, 2021.
Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities and cash transaction costs associated with acquisitions, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures.

PIONEER NATURAL RESOURCES COMPANY
Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital and additions to corporate facilities.
Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will by their nature fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodities prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2021, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025. The Convertible Notes bear a fixed interest rate of 0.25% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at a conversion rate of 9.111 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents a conversion price of $109.76 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). As a result of the quarterly base dividends declared through March 31, 2021, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future changes to the Company's base dividend program or the declaration of a variable dividend, as previously described, will cause an adjustment to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common stock for at least 20 of the last 30 consecutive trading days of such quarter exceeds 130 percent of the Conversion Price;
•during the five-day period following any five consecutive trading day period when the trading price of the Convertible Notes is less than 98 percent of the price of the Company's common stock times the Conversion Rate;
•upon notice of redemption by the Company; or
•upon the occurrence of specified corporate events, including certain consolidations or mergers.

PIONEER NATURAL RESOURCES COMPANY
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
During the last 30 consecutive trading days of the second quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending September 30, 2021. If converted by the holder, the Company intends to settle the Convertible Notes in cash, although the Company reserves its right under the notes indenture to elect to settle the Convertible Notes in shares of the Company's common stock or a combination of cash and common stock.
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
The Company's commodity and marketing derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of June 30, 2021, these contracts represented net liabilities of $1.3 billion. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2021. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of June 30, 2021, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of June 30, 2021, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of June 30, 2021, the Company had $6.9 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.9 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not impact earnings or expose the Company to the risk of cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of June 30, 2021; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

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
•Rollfactor swaps. Rollfactor swaps are utilized to match the derivative contracts to the physical oil sales. Physical oil sales typically use trade month averages whereas derivative contracts utilize calendar month averages. The rollfactor swaps convert the calendar month into a trade month.
•Options. Selling individual call options can enhance the market price by the premium received or, alternatively, the premium received can be utilized to improve swap or collar contract prices. Purchased put options establish a minimum floor price (less any premiums paid) and allow participation in higher prices when prices close above the floor price.
The Company has entered into commodity derivative contracts for a portion of its forecasted 2021 and 2022 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the Company's derivative activities and could see a reduction in derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.
The average forward prices based on June 30, 2021 market quotes were as follows:

	2021		Year Ending December 31, 2022
	Third Quarter	Fourth Quarter
Average forward Brent oil price	$73.82	$71.79	$68.54
Average forward WTI Midland oil price	$71.76	$69.43	$65.48
Average forward MEH oil price	$72.14	$69.91	$66.15
Average forward NYMEX gas price	$3.64	$3.67	$3.17
Average forward DUTCH TTF gas price	$12.02	$12.12	$8.94
Average forward WAHA gas price	$3.57	$3.56	$2.83
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.06)	$(2.36)	$(3.06)

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on July 30, 2021 market quotes are as follows:

	2021		Year Ending December 31, 2022
	Third Quarter	Fourth Quarter
Average forward Brent oil price	$75.44	$73.11	$69.63
Average forward WTI Midland oil price	$73.11	$70.86	$66.63
Average forward MEH oil price	$73.54	$71.34	$67.28
Average forward NYMEX gas price	$3.91	$4.00	$3.46
Average forward DUTCH TTF gas price	$14.18	$14.14	$9.61
Average forward WAHA gas price	$3.68	$3.79	$3.14
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.34)	$(2.25)	$(3.00)
___________________
(a)Based on market quotes for basis differentials between Midland oil index prices and the Brent oil index price.
See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets and to satisfy unused gas pipeline capacity commitments. The Company also enters into pipeline capacity commitments to secure diesel supply from the Gulf Coast to the Company's operations in the Permian Basin. The Company enters into separate sales transactions with third parties related to diesel volumes that exceed the Company's operational needs.
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
The average forward prices based on June 30, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$72.81	$68.54	$64.59	$61.77	$59.96	$59.11
Average forward WTI Midland oil price	70.60	65.48	60.86	57.56	55.48	54.42
Average forward basis differential price (a)	$2.21	$3.06	$3.73	$4.21	$4.48	$4.69
The average forward prices based on July 30, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$74.28	$69.63	$65.48	$62.33	$60.14	$58.94
Average forward WTI Midland oil price	71.98	66.63	61.42	57.68	55.18	53.72
Average forward basis differential price (a)	$2.30	$3.00	$4.06	$4.65	$4.96	$5.22
___________________
(a)Based on market quotes for basis differentials between Midland oil index prices and the Brent oil index price.

PIONEER NATURAL RESOURCES COMPANY
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" as updated by the discussion in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March, 31, 2021, should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2020 Annual Report on Form 10-K except as updated by the referenced Form 10-Q.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended June 30, 2021
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
April 2021	2,122	$151.38	—	$1,090,693,887
May 2021	3	$157.05	—	$1,090,693,887
June 2021	—	$—	—	$1,090,693,887
	2,125		—
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

4.1
Fifth Supplemental Indenture, dated May 18, 2021, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2021).

10.1 (a)	Sixth Amendment to Pioneer Natural Resources USA, Inc. 401 (k) and Matching Plan

10.2
Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 1, 2021)

10.3 (a)	Indemnification Agreement, dated as of June 24, 2021, between the Company and Lori G. Billingsley.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PIONEER NATURAL RESOURCES COMPANY

August 5, 2021	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

August 5, 2021	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer