Form 10-Q
period 2021-09-30
PIONEER NATURAL RESOURCES CO
filed 2021-11-05
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of November 3, 2021    244,133,701

PIONEER NATURAL RESOURCES COMPANY

PIONEER NATURAL RESOURCES COMPANY
Cautionary Statement Concerning Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "models," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate" or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control.
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity; competition; the ability to obtain environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws and rates and the risk of new restrictions with respect to development activities; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs and results of drilling and operations; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the Company will not fully or timely realize the expected synergies and accretion metrics from the Parsley Energy, Inc. and Double Eagle III Midco 1 LLC acquisitions; access to and cost of capital; the financial strength of counterparties to Pioneer's credit facility, investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the Company's ability to achieve it's emissions reduction, flaring and other ESG goals; the assumptions underlying forecasts, including forecasts of production, capital expenditures, expenses, cash flow and cash flow from purchases and sales of oil and gas, net of firm transportation commitments; sources of funding; quality of technical data; environmental and weather risks, including the possible impacts of climate change; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. These and other risks are described in Pioneer's Annual Report on Form 10-K for the year ended December 31, 2020, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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
•"MEH" means Magellan East Houston, an oil index benchmark price of WTI in Houston, Texas.
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
•All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581	$1,442
Restricted cash	46	59
Accounts receivable, net	1,680	695
Income taxes receivable	1	4
Inventories	340	224
Derivatives	4	5
Investment in affiliate	144	123
Other	45	43
Total current assets	2,841	2,595
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	35,582	23,934
Unproved properties	8,498	576
Accumulated depletion, depreciation and amortization	(11,836)	(10,071)
Total oil and gas properties, net	32,244	14,439
Other property and equipment, net	1,726	1,584
Operating lease right-of-use assets	319	197
Goodwill	261	261
Derivatives	1	3
Other assets	157	150
	$37,549	$19,229

The financial information included as of September 30, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,227	$928
Due to affiliates	168	102
Interest payable	30	35
Income taxes payable	29	4
Current portion of long-term debt	244	140
Derivatives	1,176	234
Operating leases	115	100
Other	546	363
Total current liabilities	4,535	1,906
Long-term debt	6,685	3,160
Derivatives	151	66
Deferred income taxes	1,833	1,366
Operating leases	220	110
Other liabilities	932	1,052
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 244,122,575 and 175,525,268 shares issued as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	19,104	9,323
Treasury stock at cost: 139 and 11,047,856 shares as of September 30, 2021 and December 31, 2020, respectively	—	(1,234)
Retained earnings	4,087	3,478
Total equity	23,193	11,569
Commitments and contingencies
	$37,549	$19,229

The financial information included as of September 30, 2021 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and other income:
Oil and gas	$3,282	$922	$7,787	$2,617
Sales of purchased commodities	1,679	935	4,507	2,391
Interest and other income (loss), net	2	13	42	(145)
Derivative loss, net	(501)	(141)	(2,024)	(41)
Gain on disposition of assets, net	1	2	14	7
	4,463	1,731	10,326	4,829
Costs and expenses:
Oil and gas production	323	163	890	506
Production and ad valorem taxes	179	63	445	182
Depletion, depreciation and amortization	704	393	1,825	1,243
Purchased commodities	1,762	998	4,644	2,598
Exploration and abandonments	10	16	40	35
General and administrative	72	64	216	180
Accretion of discount on asset retirement obligations	2	2	5	7
Interest	41	34	122	94
Other	34	98	384	273
	3,127	1,831	8,571	5,118
Income (loss) before income taxes	1,336	(100)	1,755	(289)
Income tax benefit (provision)	(291)	15	(400)	46
Net income (loss) attributable to common stockholders	$1,045	$(85)	$1,355	$(243)

Net income (loss) per share attributable to common stockholders:
Basic	$4.27	$(0.52)	$5.88	$(1.47)
Diluted	$4.07	$(0.52)	$5.60	$(1.47)

Weighted average shares outstanding:
Basic	244	165	230	165
Diluted	257	165	242	165

Dividends declared per share	$2.07	$0.55	$3.19	$1.65

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($0.56 per share)	—	—	—	—	(122)	(122)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax component	—	—	50	—	(6)	44
Exercise of long-term incentive stock options	55	—	(2)	8	—	6
Purchases of treasury stock	(99)	—	—	(13)	—	(13)
Shares issued or reissued for Parsley Energy, Inc. ("Parsley") acquisition	51,655	—	5,644	1,238	—	6,882
Stock-based compensation costs:
Vested compensation awards, net	623	—	—	—	—	—
Compensation costs included in net loss	—	—	19	—	—	19
Compensation costs included in net loss associated with Parsley acquisition	—	—	33	—	—	33
Net loss	—	—	—	—	(70)	(70)
Balance as of March 31, 2021	216,711	$2	$14,837	$(1)	$3,308	$18,146
Dividends declared ($0.56 per share)	—	—	—	—	(138)	(138)
Purchases of treasury stock	(2)	—	—	(1)	—	(1)
Shares issued or reissued for Double Eagle III Midco I LLC acquisition	27,187	—	4,234	—	—	4,234
Stock-based compensation costs:
Vested compensation awards, net	63	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	17
Net income	—	—	—	—	380	380
Balance as of June 30, 2021	243,959	$2	$19,088	$(2)	$3,550	$22,638
Dividends declared ($2.07 per share)	—	—	—	—	(508)	(508)
Employee stock purchases	53	—	(2)	7	—	5
Purchases of treasury stock	(34)	—	—	(5)	—	(5)
Stock-based compensation costs:
Vested compensation awards, net	144	—	—	—	—	—
Compensation costs included in net income	—	—	18	—	—	18
Net income	—	—	—	—	1,045	1,045
Balance as of September 30, 2021	244,122	$2	$19,104	$—	$4,087	$23,193
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Exercise of long-term incentive stock options	8	—	(1)	1	—	—
Purchases of treasury stock	(1,007)	—	—	(122)	—	(122)
Stock-based compensation costs:
Vested compensation awards, net	316	—	—	—	—	—
Compensation costs included in net income	—	—	16	—	—	16
Net income	—	—	—	—	291	291
Balance as of March 31, 2020	164,864	$2	$9,176	$(1,190)	$4,242	$12,230
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Purchases of treasury stock	(592)	—	—	(50)	—	(50)
Stock-based compensation costs:
Vested compensation awards, net	4	—	—	—	—	—
Compensation costs included in net loss	—	—	17	—	—	17
Net loss	—	—	—	—	(449)	(449)
Balance as of June 30, 2020	164,276	$2	$9,285	$(1,240)	$3,702	$11,749
Dividends declared ($0.55 per share)	—	—	—	—	(91)	(91)
Employee stock purchases	62	—	(1)	7	—	6
Purchases of treasury stock	(19)	—	—	(2)	—	(2)
Stock-based compensation costs:
Vested compensation awards, net	84	—	—	—	—	—
Compensation costs included in net loss	—	—	21	—	—	21
Net loss	—	—	—	—	(85)	(85)
Balance as of September 30, 2020	164,403	$2	$9,305	$(1,235)	$3,526	$11,598

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,355	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,825	1,243
Exploration expenses	3	8
Deferred income taxes	371	(36)
Gain on disposition of assets, net	(14)	(7)
Loss on early extinguishment of debt, net	2	27
Accretion of discount on asset retirement obligations	5	7
Interest expense	19	34
Derivative-related activity	636	129
Amortization of stock-based compensation	87	54
Investment in affiliate valuation adjustment	(21)	119
South Texas contingent consideration valuation adjustment	—	42
South Texas deficiency fee obligation	—	69
Other	116	94
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(601)	371
Inventories	(93)	13
Other assets	24	24
Accounts payable	515	(164)
Interest payable	(76)	(37)
Other liabilities	(318)	(201)
Net cash provided by operating activities	3,835	1,546
Cash flows from investing activities:
Proceeds from disposition of assets	59	58
Cash used in acquisitions, net of cash acquired	(826)	—
Additions to oil and gas properties	(2,191)	(1,297)
Additions to other assets and other property and equipment	(77)	(103)
Net cash used in investing activities	(3,035)	(1,342)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	3,247	1,091
Proceeds from issuance of convertible senior notes	—	1,323
Purchase of derivatives related to issuance of convertible senior notes	—	(113)
Borrowings under credit facility	650	800
Repayment of credit facilities	(1,287)	(800)
Repayment of senior notes, including tender offer premiums	(3,371)	(1,198)
Payments of other liabilities	(153)	(162)
Payments of financing fees	(32)	(36)
Purchases of treasury stock	(19)	(174)
Exercise of long-term incentive plan stock options and employee stock purchases	11	6
Dividends paid	(720)	(255)
Net cash provided by (used in) financing activities	(1,674)	482
Net increase (decrease) in cash, cash equivalents and restricted cash	(874)	686
Cash, cash equivalents and restricted cash, beginning of period	1,501	705
Cash, cash equivalents and restricted cash, end of period	$627	$1,391

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results for a full year.
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
Correction of previously issued financial statements. During the Company's review of its marketing contracts during the fourth quarter of 2020, the Company identified two long-term marketing contracts that should have been accounted for as derivative contracts. The contracts were entered in October 2019, each with a January 1, 2021 contract commencement date and a December 31, 2026 contract termination date. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and, based on an analysis of quantitative and qualitative factors, determined that the related impact of the misstatement was material to its consolidated financial statements for the interim period ended September 30, 2020. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the misstatement for the three and nine months ended September 30, 2020 by restating the consolidated financial statements appearing herein. The net impact of these noncash corrections to the Company's previously reported consolidated financial statements for the three and nine months ended September 30, 2020 is as follows (in millions, except for per share data):

	As Reported		Adjustments		As Restated
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Oil and gas revenues	$922	$2,617	$—	$—	$922	$2,617
Derivative gain (loss), net	$(57)	$60	$(84)	$(101)	$(141)	$(41)

Total revenues and other income	$1,815	$4,930	$(84)	$(101)	$1,731	$4,829
Total costs and expenses	1,831	5,118	—	—	1,831	5,118
Loss before income taxes	(16)	(188)	(84)	(101)	(100)	(289)
Income tax benefit (provision)	(4)	18	19	28	15	46
Net loss	$(20)	$(170)	$(65)	$(73)	$(85)	$(243)
Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(1.03)	$(0.40)	$(0.44)	$(0.52)	$(1.47)
Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is calculated using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves, the projection of future rates of production and the timing of development

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
expenditures. Similarly, evaluations for impairment of goodwill and proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of proved, probable and possible reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Adoption of new accounting standards. In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. The Company early adopted ASU 2020-06 on January 1, 2021.
Upon issuance of the Company's $1.3 billion principal amount of 0.250% convertible senior notes due 2025 (the "Convertible Notes") in May 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the debt discount and related deferred income tax liability recorded to additional paid-in capital of $230 million and $50 million, respectively, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $22 million to retained earnings, representing a reversal of $28 million of the debt discount that was amortized to interest expense, net of an associated deferred income tax impact of $6 million, in 2020 and (iii) recorded the respective offsets for items (i) and (ii) above, representing the unamortized debt discount attributable to the Convertible Notes of $202 million to long-term debt and the associated deferred tax impact of $44 million to deferred income tax liabilities. See Note 7 for additional information.
Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2020 is no longer allowed. As such, the Company has transitioned to the if-converted method utilizing the modified retrospective approach, resulting in 12 million incremental shares being included in the Company's weighted-average diluted shares outstanding for the three and nine months ended September 30, 2021. See Note 16 for additional information.
NOTE 3. Acquisitions, Divestitures and Restructuring Activities
Acquisitions
DoublePoint Acquisition. On May 4, 2021, the Company acquired Double Eagle III Midco 1 LLC ("DoublePoint") pursuant to a definitive membership interest purchase agreement to acquire DoublePoint dated April 1, 2021 (the "DoublePoint Acquisition") in exchange for 27 million shares of Pioneer common stock and $1.0 billion of cash. The Pioneer stock consideration transferred had a fair value of $4.2 billion.
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
As part of the Parsley Acquisition, each eligible share of Parsley Class A common stock and each membership interest unit of Parsley Energy, LLC were automatically converted into the right to receive 0.1252 (the "Exchange Ratio") shares of Pioneer common stock. As a result, the Company issued 52 million shares of Pioneer common stock upon the consummation of the Parsley Acquisition, representing total stock consideration transferred of $6.9 billion.
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
September 30, 2021
(Unaudited)
those measurements may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained.
The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed (presented in millions):

	Parsley Acquisition	DoublePoint Acquisition
	As of January 12, 2021	As of May 4, 2021
Cash and cash equivalents (a)	$118	$58
Accounts receivable	253	131
Derivatives	8	—
Proved properties	5,110	3,929
Unproved properties	5,636	2,406
Other property and equipment	118	72
Operating lease right-of-use assets	201	2
Other assets	22	11
Total assets acquired	11,466	6,609

Accounts payable	337	232
Interest payable	49	22
Derivatives	317	86
Operating leases	201	2
Deferred income taxes	140	—
Long-term debt	3,238	975
Other liabilities	301	58
Total liabilities assumed	4,583	1,375
Net assets acquired	$6,883	$5,234
______________________
(a)Cash used in investing activities as a result of the Parsley Acquisition and DoublePoint Acquisition includes (i) $2 million of cash used in the settlement of partial shares related to the conversion of Parsley Class A common stock at the Exchange Ratio and (ii) $1 billion of cash used to acquire DoublePoint, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Revenues and other income	$4,463	$2,168	$10,373	$6,797
Net income (loss)	$1,045	$(40)	$1,210	$(3,870)
Divestitures
•In March 2021, the Company sold its well services business to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned over the next three years. The Company recorded a gain on sale of $9 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations for the nine months ended September 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
•In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin to an unaffiliated third party for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale which is reflected in net gain on disposition of assets in the consolidated statements of operations for the nine months ended September 30, 2020.
Restructuring
During 2020, the Company implemented changes to respond to a reduction in expected activity levels as a result of the COVID-19 pandemic. In October 2020, the Company initiated a corporate restructuring whereby approximately 300 employees were involuntarily separated from the Company. The Company recorded $74 million of employee-related charges, including $3 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, in other expense in the consolidated statements of operations during the three and nine months ended September 30, 2020. See Note 8 and Note 14 for additional information.
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
The changes in the Company's total employee-related obligations associated with divestiture and restructuring activities are as follows:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Beginning employee-related obligations	$3	$6
Additions (a)	1	75
Less:
Noncash stock-based compensation	—	3
Cash payments	3	7
Ending employee-related obligations	$1	$71
______________________
(a)Additions for the nine months ended September 30, 2021 primarily represent employee-related charges associated with the divestiture of the Company's well services business in March 2021. Additions for the nine months ended September 30, 2020 primarily represent employee-related charges associated with the 2020 corporate restructuring of $74 million and the Company's staffing reduction in its well services business of $1 million. See Note 14 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2021
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$5	$—	$5
Deferred compensation plan assets	74	—	—	74
Investment in affiliate	144	—	—	144
Total assets	218	5	—	223
Liabilities:
Commodity price derivatives	—	1,239	—	1,239
Marketing derivatives	—	—	88	88
Total liabilities	—	1,239	88	1,327
Total recurring fair value measurements	$218	$(1,234)	$(88)	$(1,104)

	As of December 31, 2020
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Assets:
Commodity price derivatives	$—	$8	$—	$8
Deferred compensation plan assets	72	—	—	72
Investment in affiliate	123	—	—	123
Total assets	195	8	—	203
Liabilities:
Commodity price derivatives	—	209	—	209
Marketing derivatives	—	—	91	91
Total liabilities	—	209	91	300
Total recurring fair value measurements	$195	$(201)	$(91)	$(97)
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
The asset and liability values attributable to the Company's marketing derivatives were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of September 30, 2021 and 2020 was $2.07 and $1.97 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of September 30, 2021.
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
Parsley Acquisition and DoublePoint Acquisition. Both the Parsley Acquisition and DoublePoint Acquisition were accounted for using the acquisition method under ASC Topic 805, "Business Combinations", which requires all assets acquired and liabilities assumed in the acquisitions to be recorded at fair values at the acquisition date of each transaction. Oil and gas properties were valued based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. Debt assumed in the acquisitions was valued based on Level 2 inputs that included using observable market prices to determine fair value. Net derivative liabilities assumed in the acquisitions were valued based on Level 2 inputs similar to the Company's other commodity price derivatives. See Note 3 for additional information.
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the divestiture of the Company's Eagle Ford assets and other remaining South Texas assets in May 2019 (the "South Texas Divestiture"). The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. Changes to

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
the Company's forecasted deficiency fee obligation resulted in the Company recording a charge of $69 million to other expense during the nine months ended September 30, 2020. The present value of the estimated future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 10 and Note 14 for additional information.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Assets:
Cash and cash equivalents (a)	$581	$581	$1,442	$1,442
Restricted cash (a) (b)	$46	$46	$59	$59
Liabilities:
Current portion of long-term debt:
Senior notes (c)	$244	$249	$140	$140
Long-term debt:
Convertible Notes (c) (d)	$1,305	$2,139	$1,100	$1,756
Senior notes (c)	$5,380	$5,469	$2,060	$2,230
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Primarily relates to funds in escrow for use in future deficiency fee payments related to the South Texas Divestiture. Any remaining balance after the payment of the deficiency fees will revert to the Company on March 31, 2023.
(c)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.
(d)Upon issuance of the Convertible Notes, the debt discount and related deferred income tax liability were recorded to additional paid-in capital. As part of the Company's early adoption of ASU 2020-06 on January 1, 2021 (see Note 2), the Company reclassified the debt discount and related deferred income tax liability of $230 million and $50 million, respectively, from additional paid-in capital to the Convertible Notes reported in long-term debt and deferred income taxes, respectively, in the consolidated balance sheets.
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
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, New York Mercantile Exchange ("NYMEX") WTI oil prices. The Company also enters into (i) pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from its areas of production and (ii) purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil pricing to Gulf Coast refineries or international export markets at prices that are highly correlated to Brent oil prices. As a result, the Company uses a combination of Brent, Magellan East Houston

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
("MEH") and WTI derivative contracts to manage future oil price volatility.
The Company's outstanding oil derivative contracts as of September 30, 2021 and the weighted average oil prices per barrel for those contracts are as follows:

	2021	Year Ending December 31, 2022 (a)
	Fourth Quarter
Brent swap contracts:
Volume per day (Bbl)	17,000	—
Price per Bbl	$44.45	$—
MEH swap contracts:
Volume per day (Bbl)	43,000	2,055
Price per Bbl	$40.52	$42.80
Midland WTI swap contracts:
Volume per day (Bbl)	5,000	—
Price per Bbl	$40.50	$—
NYMEX WTI swap contracts:
Volume per day (Bbl)	15,000	—
Price per Bbl	$52.85	$—
NYMEX rollfactor swap contracts:
Volume per day (Bbl)	35,000	—
Price per Bbl	$0.17	$—
Midland WTI basis swap contracts:
Volume per day (Bbl)	37,000	26,000
Price per Bbl	$0.89	$0.50
Brent call contracts sold:
Volume per day (Bbl) (b)	20,000	—
Price per Bbl	$69.74	$—
Brent collar contracts:
Volume per day (Bbl)	—	10,000
Price per Bbl:
Ceiling	$—	$60.32
Floor	$—	$50.00
NYMEX WTI collar contracts:
Volume per day (Bbl)	6,000	—
Price per Bbl:
Ceiling	$55.54	$—
Floor	$50.00	$—
Brent collar contracts with short puts:
Volume per day (Bbl)	90,000	67,000
Price per Bbl:
Ceiling	$50.74	$66.02
Floor	$45.11	$52.39
Short put	$35.07	$39.25

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

MEH collar contracts with short puts:
Volume per day (Bbl)	9,446	—
Price per Bbl:
Ceiling	$51.29	$—
Floor	$41.55	$—
Short put	$31.55	$—
NYMEX WTI collar contracts with short puts:
Volume per day (Bbl)	—	12,000
Price per Bbl:
Ceiling	$—	$65.86
Floor	$—	$52.50
Short put	$—	$40.00
______________________
(a)Between October 1, 2021 and November 1, 2021, the Company liquidated certain derivative contracts as follows (i) 8,152 Bbls per day of MEH swap contracts for January 2022 through March 2022 production with a weighted average swap price of $42.80, (ii) 10,000 Bbls per day of Brent collar contracts for January 2022 through December 2022 production with a weighted average call price of $60.32 and a put price of $50.00 and (iii) 20,000 Bbls per day of Brent collar contracts with short puts for January 2022 through December 2022 production with a weighted average call price of $57.88, put price of $45.50 and short put price of $35.00.
(b)The referenced call contracts were sold in exchange for higher ceiling prices on certain 2020 collar contracts with short puts.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company uses derivative contracts to manage the volatility of NGL component product prices. As of September 30, 2021, the Company did not have any NGL derivative contracts outstanding.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The Company's outstanding gas derivative contracts as of September 30, 2021 and the weighted average gas prices per MMBtu for those contracts are as follows:

	2021	Year Ending December 31, 2022
	Fourth Quarter
NYMEX swap contracts:
Volume per day (MMBtu)	160,000	—
Price per MMBtu	$3.63	$—
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000
Price per MMBtu	$5.07	$8.87
WAHA swap contracts:
Volume per day (MMBtu)	116,304	4,932
Price per MMBtu	$2.36	$2.46
NYMEX collar contracts:
Volume per day (MMBtu)	247,000	1,726
Price per MMBtu:
Ceiling	$3.20	$3.45
Floor	$2.60	$2.75
NYMEX collar contracts with short puts:
Volume per day (MMBtu)	—	100,000
Price per MMBtu:
Ceiling	$—	$4.00
Floor	$—	$3.20
Short put	$—	$2.50
Basis swap contracts:
Permian Basin index swap volume per day (MMBtu) (a)	7,000	1,726
Price differential ($/MMBtu)	$(0.39)	$(0.39)
____________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Permian Basin gas and the NYMEX index price used in swap contracts.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. For the three and nine months ended September 30, 2021, the Company recorded noncash marketing derivative gains of $6 million and $3 million, respectively, and cash payments of $11 million and $31 million, respectively, as compared to noncash marketing derivative losses of $85 million and $100 million, respectively, and no cash payments or receipts for the same respective periods in 2020.
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
September 30, 2021
(Unaudited)
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
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of September 30, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$4	$—	$4
Commodity price derivatives	Derivatives - noncurrent	$1	$—	$1
Liabilities:
Commodity price derivatives	Derivatives - current	$1,129	$—	$1,129
Marketing derivatives	Derivatives - current	$47	$—	$47
Commodity price derivatives	Derivatives - noncurrent	$110	$—	$110
Marketing derivatives	Derivatives - noncurrent	$41	$—	$41

As of December 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet

		(in millions)
Assets:
Commodity price derivatives	Derivatives - current	$5	$—	$5
Commodity price derivatives	Derivatives - noncurrent	$3	$—	$3
Liabilities:
Commodity price derivatives	Derivatives - current	$198	$—	$198
Marketing derivatives	Derivatives - current	$36	$—	$36
Commodity price derivatives	Derivatives - noncurrent	$11	$—	$11
Marketing derivatives	Derivatives - noncurrent	$55	$—	$55

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Fair value. Gains and losses recorded on derivative financial instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020

		(in millions)
Commodity price derivatives	Derivative loss, net	$(496)	$(56)	$(1,996)	$81
Marketing derivatives	Derivative loss, net	$(5)	$(85)	$(28)	$(100)
Interest rate derivatives	Derivative loss, net	$—	$—	$—	$(22)
Contingent consideration	Interest and other income (loss), net	$—	$22	$—	$(42)
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
The changes in capitalized exploratory well costs are as follows:

Nine Months Ended September 30, 2021

(in millions)
Beginning capitalized exploratory well costs	$498
Additions to exploratory well costs pending the determination of proved reserves	2,110
Additions to capitalized exploratory well costs from acquisitions	235
Reclassification due to determination of proved reserves	(2,093)
Ending capitalized exploratory well costs	$750
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of September 30, 2021	As of December 31, 2020

	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$750	$495
More than one year	—	3
	$750	$498
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	—	1

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 7. Long-term Debt
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of September 30, 2021	As of December 31, 2020

	(in millions)
Outstanding debt principal balances:
3.450% senior notes due 2021	$—	$140
3.950% senior notes due 2022	244	244
0.550% senior notes due 2023	750	—
0.750% senior callable notes due 2024	750	—
0.250% convertible senior notes due 2025	1,323	1,323
1.125% senior notes due 2026	750	—
4.450% senior notes due 2026	500	500
5.625% senior notes due 2027	179	—
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	—
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	—
	6,975	3,548
Issuance costs and discounts, net	(46)	(248)
Total debt	6,929	3,300
Less current portion of long-term debt	244	140
Long-term debt	$6,685	$3,160
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On January 12, 2021, Pioneer entered into the First Amendment to Credit Agreement (the "Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto. The primary changes attributable to the Amendment were to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the Credit Facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing. As of September 30, 2021, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Assumption of DoublePoint notes and payoff of DoublePoint credit facility. In connection with the completion of the DoublePoint Acquisition, the Company assumed DoublePoint's outstanding senior notes of $650 million in aggregate principal amount (with a fair value of $735 million) and DoublePoint's credit facility with an outstanding balance of $240 million. The Company repaid and terminated the DoublePoint credit facility agreement on May 4, 2021.
Assumption of Parsley notes and payoff of Parsley credit facility. In connection with the completion of the Parsley Acquisition, the Company assumed Parsley's outstanding senior notes of $2.7 billion in aggregate principal amount (with a fair value of $2.8 billion) and Parsley's credit facility with an outstanding balance of $397 million. The Company repaid and terminated the Parsley credit facility agreement on January 12, 2021.
Senior notes. In May 2021, the Company issued $750 million of 0.550% senior notes that will mature May 15, 2023 (the "May 2021 Senior Notes Offering"). The Company received proceeds, net of $4 million of issuance costs and discounts, of $746 million. Interest on the notes will be payable on May 15 and November 15 of each year. The senior notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Company used $731 million of the proceeds from the May 2021 Senior Notes Offering to redeem DoublePoint's 7.750% senior notes due 2025. Associated with the redemption, the Company recognized a $3 million gain on the early extinguishment of debt. See Note 14 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The Company used the proceeds from the January 2021 Senior Notes Offering to pay (i) $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026 and (ii) $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% senior notes due 2027 and 4.125% senior notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days. Associated with the redemption and tenders, the Company recognized a $5 million loss on the early extinguishment of debt. See Note 14 for additional information.
The Company's 3.450% senior notes, with a debt principal balance of $140 million, matured and were repaid in January 2021. The Company funded the repayment with cash on hand.
The Company's 3.950% senior notes, with a debt principal balance of $244 million, will mature in July 2022. The 3.950% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheet as of September 30, 2021.
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025. The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.2055 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $108.63 per share (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
During the last 30 consecutive trading days of the third quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending December 31, 2021. As of September 30, 2021, if converted by the holder, the Company intends to settle the Convertible Notes in cash with cash on hand or through borrowings under its Credit Facility. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in shares of the Company's common stock or a combination of cash and common stock.
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
As of September 30, 2021, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $17 million. The effective interest rate related to interest expense to be recorded over the life of the Convertible Notes is 0.6 percent. See Note 2 for additional information regarding the effect of the early adoption of ASU 2020-06 on the debt discount on the Company's Convertible Notes.
The interest costs recognized on the Convertible Notes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Contractual coupon interest	$1	$1	$3	$1
Amortization of debt discount and issuance costs	1	12	3	19
	$2	$13	$6	$20
Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $108.63 per share of common stock and an adjusted capped price of $154.59 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital.
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
September 30, 2021
(Unaudited)
The number of shares available for grant pursuant to the awards issued under the Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") is as follows:

As of September 30, 2021
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under the plan	(9,459,418)
Awards available for future grant	4,020,157
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
Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Restricted stock - equity awards	$11	$15	$32	$37
Restricted stock - liability awards (a)	3	4	12	7
Restricted stock and performance units - Parsley awards (b)	—	—	33	—
Performance unit awards	6	6	20	15
Employee stock purchase plan	1	—	2	2
	$21	$25	$99	$61
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of September 30, 2021 and December 31, 2020, accounts payable – due to affiliates included $4 million and $7 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.
As of September 30, 2021, there was $105 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $25 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Activity for restricted stock awards, performance units and stock options is as follows:

	Nine Months Ended September 30, 2021
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	765,981	221,353	207,430	86,332
Awards granted	304,142	71,870	173,423	—
Awards assumed (a) (c)	255,379	—	100,056	—
Awards forfeited	(7,329)	(5,848)	—	—
Awards vested (b) (c)	(562,752)	(100,956)	(100,056)	—
Options exercised	—	—	—	(55,173)
Options expired	—	—	—	(415)
Ending incentive compensation awards	755,421	186,419	380,853	30,744
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
NOTE 9. Asset Retirement Obligations
The changes in asset retirement obligations are as follows:

Nine Months Ended September 30, 2021
(in millions)
Beginning asset retirement obligations	$282
Liabilities assumed in the Parsley Acquisition	73
Liabilities assumed in the DoublePoint Acquisition	37
New wells placed on production	8
Changes in estimates (a)	(1)
Liabilities settled	(27)
Accretion of discount	5
Ending asset retirement obligations	377
Less current portion of asset retirement obligations	(61)
Asset retirement obligations - noncurrent	$316
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
September 30, 2021
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
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of September 30, 2021 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC's") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC's from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC's are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $260 million as of September 30, 2021. As of September 30, 2021, the Company's estimated deficiency fee obligation of $198 million is included in other current liabilities in the consolidated balance sheets. The deficiency fee receivable from the buyer of $77 million is included in noncurrent other assets in the consolidated balance sheets. The Company has credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. In July 2018, the Company completed the sale of its gas field assets in the Raton Basin to an unaffiliated third party and transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $72 million as of September 30, 2021. The Company has received credit support for the commitments of up to $50 million. The Company paid $2 million in gas transportation fees associated with the transferred commitment for the nine months ended September 30, 2021 and was fully reimbursed.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $16 million as of September 30, 2021. The Company has received credit support for the commitments of up to $17 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Certain contractual obligations were retained by the Company after some divestitures, including the aforementioned South Texas Divestiture. These contractual obligations are primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets. The changes in contract obligations are as follows:

Nine Months Ended September 30, 2021
(in millions)
Beginning contract obligations	$360
Liabilities settled	(159)
Accretion of discount	6
Changes in estimate (a)	(2)
Ending contract obligations	$205
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
Transactions and balances with ProPetro are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Pressure pumping and related services charges (a)	$130	$21	$297	$163
____________________
(a)Includes no idle frac fleet fees for the three months ended September 30, 2021 and $5 million of idle frac fleet fees for the nine months ended September 30, 2021, as compared to $6 million and $35 million of idle frac fleet fees for the three and nine months ended September 30, 2020, respectively.

	As of September 30, 2021	As of December 31, 2020

	(in millions)
Accounts payable - due to affiliate (a)	$97	$45
____________________
(a)Represents amounts payable for pressure pumping and related services provided by ProPetro as part of a long-term agreement.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Revenue - Service revenue	$378	$501
Cost of services (exclusive of depreciation and amortization)	$286	$369
Net loss	$(29)	$(34)
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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Oil sales	$2,477	$724	$6,043	$2,101
NGL sales	515	129	1,135	344
Gas sales	290	69	609	172
Total oil and gas revenues	3,282	922	7,787	2,617
Sales of purchased oil	1,642	934	4,422	2,373
Sales of purchased gas	22	1	38	18
Sales of purchased diesel	15	—	47	—
Total sales of purchased commodities	1,679	935	4,507	2,391
Total revenue from contracts with purchasers	$4,961	$1,857	$12,294	$5,008
As of September 30, 2021 and December 31, 2020, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.6 billion and $661 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 13. Interest and Other Income (Loss), Net
The components of net interest and other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Investment in affiliate fair value adjustment (Note 4)	$(8)	$(18)	$21	$(119)
Deferred compensation plan income	3	6	11	3
Contingent consideration fair value adjustment (Note 5)	—	22	—	(42)
Other	7	3	10	13
	$2	$13	$42	$(145)
 NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Parsley Acquisition transaction costs (a)	$3	$—	$209	$—
Winter Storm Uri gas commitments (b)	—	—	80	—
DoublePoint Acquisition transaction costs (c)	5	—	32	—
Unoccupied facility expense (d)	10	—	26	(1)
Transportation commitment charges (e)	5	4	15	12
Termination and idle drilling and frac equipment charges (f)	—	16	5	69
Loss on early extinguishment of debt (Note 7)	—	—	2	27
Restructuring charges (Note 3)	—	74	1	75
South Texas deficiency fee obligation (Note 4)	—	—	—	69
Vertical integration services loss (income), net (g)	2	(2)	(4)	(1)
Other	9	6	18	23
	$34	$98	$384	$273
____________________
(a)Represents costs associated with the Parsley Acquisition, which includes $90 million of employee-related costs and $119 million of transaction-related fees during the nine months ended September 30, 2021 and $3 million of transaction-related fees during the three months ended September 30, 2021. See Note 3 and Note 8 for additional information.
(b)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(c)Represents transaction-related fees associated with the DoublePoint Acquisition. See Note 3 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Gross revenues	$9	$11	$32	$36
Gross costs and expenses	$11	$9	$28	$35
NOTE 15. Income Taxes
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Current tax benefit (provision)	$(11)	$(1)	$(29)	$10
Deferred tax benefit (provision)	(280)	16	(371)	36
Income tax benefit (provision)	$(291)	$15	$(400)	$46
Effective tax rate	22%	15%	23%	16%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2019 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2014. As of September 30, 2021, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
DoublePoint Acquisition. The Company purchased all the membership interests of DoublePoint, a disregarded entity for federal income tax purposes. As a result, for tax purposes, the Company recorded the cost basis in the assets acquired equal to its purchase price (i.e. stepped-up basis).
Parsley Acquisition. For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. The Company recorded a deferred tax liability of $140 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consist of net operating loss carryforwards of $2.2 billion that are subject to an annual limitation under Internal Revenue Code Section 382. The Company believes it is more likely than not that the acquired net operating loss carryforwards will be utilized before they expire. Offsetting the deferred tax assets attributes are deferred tax liability attributes, primarily related to the cost basis in oil and gas properties for tax purposes being less than the recorded book amounts.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net income (loss) attributable to common stockholders	$1,045	$(85)	$1,355	$(243)
Participating share-based earnings (a)	(3)	—	(4)	—
Basic net income (loss) attributable to common stockholders	1,042	(85)	1,351	(243)
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	2	—	5	—
Diluted net income (loss) attributable to common stockholders	$1,044	$(85)	$1,356	$(243)

Basic weighted average shares outstanding	244	165	230	165
Contingently issuable stock-based compensation	1	—	—	—
Convertible Notes (b)	12	—	12	—
Diluted weighted average shares outstanding	257	165	242	165
____________________
(a)Unvested restricted stock awards represent participating securities because they participate in non-forfeitable dividends with the common equity owners of the Company. Participating share-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so. The dilutive effect of the reallocation of participating share-based earnings to diluted net income (loss) attributable to common stockholders was negligible.
(b)Diluted weighted average common shares outstanding have been increased to reflect the dilutive effect that would have resulted if the Company's Convertible Notes had been converted at the beginning of the three and nine months ended September 30, 2021. If converted by the holder, the Company intends to settle the Convertible Notes in cash.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Expenditures to acquire shares under the share repurchase program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Share repurchases (a)	$—	$—	$—	$160
____________________
(a)During the three and nine months ended September 30, 2021, no shares were repurchased under the share repurchase program, as compared to no shares repurchased and 1,511,930 shares repurchased for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, $1.1 billion remains available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Base Dividend. In November 2021, the board of directors declared a quarterly base dividend of $0.62 per share on the Company's outstanding common stock, payable January 14, 2022 to stockholders of record at the close of business on December 31, 2021.
Variable Dividend. In November 2021, the board of directors declared a cash dividend of $3.02 per share on the Company's outstanding common stock, payable December 14, 2021 to stockholders of record at the close of business on November 30, 2021.
Divestitures
Delaware Divestiture. In November 2021, the Company entered into a definitive agreement with Continental Resources, Inc. to sell all of its assets in the Delaware Basin for cash proceeds of $3.25 billion, subject to normal closing adjustments. The Company expects to recognize a pretax loss of $900 million to $1.1 billion.
For tax purposes the Company expects to recognize a gain of $1.1 billion to $1.3 billion which is expected to be offset by the Company's existing federal net operating losses, resulting in no federal taxes and $7 million to $11 million of state taxes expected to be paid associated with the divestiture.
The transaction is expected to close in late December 2021, subject to the satisfaction of customary closing conditions, including regulatory approval. The Delaware Basin assets did not meet the criteria to be considered held-for-sale at September 30, 2021.
Glasscock Divestiture. In October 2021, the Company completed the sale of approximately 20,000 net acres in western Glasscock County to Laredo Petroleum, Inc. ("Laredo") in exchange for approximately $160 million in cash and approximately 960 thousand shares of Laredo's common stock representing total consideration transferred of $230 million. The sale of these assets is expected to result in a pretax gain of approximately $5 million.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Parsley Acquisition and DoublePoint Acquisition
The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment.
On May 4, 2021, the Company completed the acquisition of Double Eagle III Midco 1 LLC ("DoublePoint") in exchange for 27 million shares of Pioneer common stock representing stock consideration transferred of $4.2 billion, $1.0 billion of cash and the assumption of $890 million of debt (the "DoublePoint Acquisition"). The DoublePoint Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. DoublePoint's results of operations were included in the Company's interim consolidated financial statements beginning in May 2021. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
On January 12, 2021, the Company completed the acquisition of Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). The Parsley Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. As acquisition consideration, the Company issued 52 million shares of Pioneer common stock (representing stock consideration transferred of $6.9 billion) and assumed $3.2 billion of Parsley's debt. Parsley's post-acquisition date results of operations were included in the Company's interim consolidated financial statements beginning on January 12, 2021. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2021 included the following highlights:
•Net income attributable to common stockholders for the three months ended September 30, 2021 was $1.0 billion ($4.07 per diluted share) as compared to net loss of $85 million ($0.52 per diluted share) for the same period in 2020. The primary components of the $1.1 billion increase in earnings attributable to common stockholders include:
•a $2.4 billion increase in oil and gas revenues due to an 87 percent increase in average realized commodity prices per BOE as a result of improved commodity prices due to the economic recovery from the COVID-19 pandemic and a 90 percent increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition;
partially offset by:
•a $360 million incremental net derivative loss, primarily due to changes in forward commodity prices and the cash settlement of derivative positions in accordance with their terms;
•a $311 million increase in DD&A expense, primarily due to the aforementioned increase in oil and gas sales volumes;
•a $306 million increase in the Company's income tax provision due to the increase in earnings during the three months ended September 30, 2021 as compared to the same period in 2020; and
•a $276 million increase in production costs, including taxes, primarily attributable to (i) increased costs attributable to the production added from the Parsley Acquisition and the DoublePoint Acquisition and (ii) an increase in production taxes as a result of the aforementioned 87 percent increase in average realized commodity prices.
•During the three months ended September 30, 2021, average daily sales volumes increased by 90 percent to 675,793 BOEPD, as compared to 354,968 BOEPD during the same period in 2020, due to additional production from Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition.

PIONEER NATURAL RESOURCES COMPANY
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $69.24, $35.66 and $4.05, respectively, during the three months ended September 30, 2021 as compared to $39.22, $16.93 and $1.74, respectively, for the same period in 2020.
•Cash provided by operating activities increased during the three months ended September 30, 2021 to $2.0 billion as compared to $391 million for the same period in 2020. The increase was primarily due to an increase in oil and gas revenues due to the aforementioned increases in commodity prices and sales volumes, partially offset by (i) additional cash used in derivative activities and (ii) an increase in production costs due to the aforementioned increase in production added from the Parsley Acquisition and the DoublePoint Acquisition and production taxes attributable to the increase in commodity prices.
•As of September 30, 2021 and December 31, 2020, the Company's net debt to book capitalization was 21 percent and 14 percent, respectively.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Oil demand and oil prices have continued to recover throughout 2021, but uncertainties remain regarding the recovery of oil demand to pre-COVID-19 levels, which will ultimately depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the global supply chain constraints associated with manufacturing delays, and the speed and effectiveness of responses to combat the virus.
The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the economic and health impacts of COVID-19 continue to evolve.
Divestitures
Delaware Divestiture. In November 2021, the Company entered into a definitive agreement with Continental Resources, Inc. to sell all of its assets in the Delaware Basin for cash proceeds of $3.25 billion, subject to normal closing adjustments. The Company expects to recognize a pretax loss of $900 million to $1.1 billion.
For tax purposes the Company expects to recognize a gain of $1.1 billion to $1.3 billion which is expected to be offset by the Company's existing federal net operating losses, resulting in no federal taxes and $7 million to $11 million of state taxes expected to be paid associated with the divestiture.
The transaction is expected to close in late December 2021, subject to the satisfaction of customary closing conditions, including regulatory approval. The Delaware Basin assets did not meet the criteria to be considered held-for-sale at September 30, 2021.
Glasscock Divestiture. In October 2021, the Company completed the sale of 20,000 net acres in western Glasscock County to Laredo Petroleum, Inc. ("Laredo") in exchange for $160 million in cash and approximately 960 thousand shares of Laredo's common stock representing total consideration transferred of $230 million. The sale of these assets is expected to result in a pretax gain of approximately $5 million.
The Delaware divestiture will result in the loss of net production of approximately 50,000 BOE per day once the transaction is closed. The Glasscock divestiture closed in October 2021 resulting in a net loss of approximately 4,400 BOE per day. The cash received from the divestitures will be used to meet the Company's short-term and long-term liquidity requirements as discussed in Liquidity and Capital Resources.
Fourth Quarter 2021 Outlook
The Company's operating and financial results for the fourth quarter of 2021 and beyond are uncertain and will depend on various factors beyond the Company's control, such as: the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions to combat the virus; environmental and trade policies; fiscal challenges facing the United States federal government; geopolitical issues globally, especially in the Middle East; the extent to which OPEC members and some nonmembers, including Russia, adhere to and agree to extend cuts to their oil production quotas; the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil and the uncertainty in oil demand fundamentals associated with governmental policy aimed at redirecting fossil fuel consumption towards lower carbon energy.

PIONEER NATURAL RESOURCES COMPANY
Based on current estimates, the Company expects the following operating and financial results for the fourth quarter of 2021:

Three Months Ending December 31, 2021
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE) (a)	670 - 695
Average daily oil production volume (MBbl) (a)	388 - 403
Production costs per BOE	$7.50 - $9.00
DD&A per BOE	$10.75 - $12.75
Exploration and abandonments expense	$10 - $20
General and administrative expense	$67 - $77
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$39 - $44
Other expense	$15 - $30
Cash flow impact from firm transportation (b)	$(75) - $(45)
Current income tax provision	$5 - $15
Effective tax rate	22% - 27%
______________________
(a)Reflects the impact of the Glasscock divestiture that closed during October 2021.
(b)The cash flow impact from firm transportation is primarily based on the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cash flow impact attributable to its firm transportation commitments.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Nine Months Ended September 30, 2021
Oil (Bbls)	344,692
NGL (Bbls)	136,749
Gas (Mcf)	674,186
Total (BOE)	593,805
The Company's liquids production was 81 percent of total production, on a BOE basis, for the nine months ended September 30, 2021.
Costs incurred are as follows:

Nine Months Ended September 30, 2021
( in millions)
Proved property acquisition costs (a)	$9,039
Unproved property acquisitions (a)	8,091
Exploration/extension costs	1,953
Development costs	504
Asset retirement obligations	7
$19,594
_____________________
(a)Includes proved and unproved acquisition costs related to the Parsley Acquisition of $5.1 billion and $5.6 billion, respectively, and proved and unproved acquisition costs related to the DoublePoint Acquisition of $3.9 billion and $2.4 billion, respectively.

PIONEER NATURAL RESOURCES COMPANY
Development and exploration/extension drilling activity is as follows:

	Nine Months Ended September 30, 2021
	Development	Exploration/Extension
Beginning wells in progress	9	210
Wells spud	18	342
Acquired wells in progress	22	104
Successful wells	(28)	(378)
Ending wells in progress	21	278
The Company is currently operating 19 drilling rigs and seven frac fleets in the Midland Basin, as well as three drilling rigs in the Delaware basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the nine months ended September 30, 2021, the Company successfully completed 318 horizontal wells in the northern portion of the Midland Basin, 71 horizontal wells in the southern portion of the Midland Basin and 17 horizontal wells in the Delaware Basin. In the northern portion of the Midland Basin, 40 percent of the horizontal wells placed on production were Wolfcamp A interval wells, 37 percent were primarily Wolfcamp B interval wells and the remaining 23 percent were Spraberry interval wells. In the southern portion of the Midland Basin, the majority of the wells placed on production were Wolfcamp A and B interval wells. In the Delaware Basin, approximately 65 percent were Wolfcamp A and B interval wells and the remaining 35 percent were in the Bone Spring interval.
Results of Operations
Oil and gas revenues.
Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Oil (Bbls)	388,829	200,670	94%	344,692	212,718	62%
NGL (Bbls)	156,873	82,614	90%	136,749	85,707	60%
Gas (Mcf)	780,547	430,106	81%	674,186	418,547	61%
Total (BOEs)	675,793	354,968	90%	593,805	368,183	61%
The increase in average daily BOE sales volumes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020 was due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, combined with the production added from the Parsley Acquisition and the DoublePoint Acquisition.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. Commodity prices for the three and nine months ended September 30, 2021, as compared to the same respective periods in 2020, increased due to the continued recovery in oil, NGL and gas demand from the COVID-19 pandemic. The average prices are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Oil per Bbl	$69.24	$39.22	77%	$64.22	$36.05	78%
NGL per Bbl	$35.66	$16.93	111%	$30.41	$14.64	108%
Gas per Mcf	$4.05	$1.74	133%	$3.31	$1.50	121%
Total per BOE	$52.79	$28.22	87%	$48.04	$25.94	85%
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

PIONEER NATURAL RESOURCES COMPANY
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
The net effects of third party purchases and sales of commodities are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Sales of purchased commodities	$1,679	$935	$744	$4,507	$2,391	$2,116
Purchased commodities	1,762	998	764	4,644	2,598	2,046
	$(83)	$(63)	$(20)	$(137)	$(207)	$70
The change in net sales of purchased commodities for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in 2021 downstream oil margins on the Company's Gulf Coast refinery and export sales. The change in net sales of purchased commodities for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January and February, which was subsequently sold in February 2020 and March 2020, respectively, at lower prices. This oil inventory is sold in the month following purchase at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices).
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Interest and other income (loss), net	$2	$13	$(11)	$42	$(145)	$187
The decrease in net interest and other income (loss) for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $22 million noncash gain in 2020 attributable to the increase in fair value of contingent consideration associated with the South Texas Divestiture, partially offset by a $10 million reduction in noncash losses between periods attributable to the decrease in the fair value of the Company's investment in affiliate. The increase in net interest and other income (loss) for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to (i) a noncash gain of $21 million attributable to the change in fair value of the Company's investment in affiliate in 2021 compared to a noncash loss of $119 million in 2020 and (ii) a $42 million noncash loss in 2020 attributable to the decrease in fair value of contingent consideration associated with the South Texas Divestiture.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Derivative loss, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Commodity derivatives:
Noncash derivative gain (loss), net	$(10)	$25	$(35)	$(639)	$(29)	$(610)
Cash receipts (payments) on settled derivative instruments, net	(486)	(81)	(405)	(1,357)	110	(1,467)
Total commodity derivative gain (loss), net	(496)	(56)	(440)	(1,996)	81	(2,077)

Marketing derivatives:
Noncash derivative gain (loss), net	6	(85)	91	3	(100)	103
Cash payments on settled derivative instruments, net	(11)	—	(11)	(31)	—	(31)
Total marketing derivative loss, net	(5)	(85)	80	(28)	(100)	72

Interest rate derivatives:
Cash payments on settled derivative instruments, net	—	—	—	—	(22)	22

Derivative loss, net	$(501)	$(141)	$(360)	$(2,024)	$(41)	$(1,983)
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's capital budgeting and expenditure plans and (iii) support the payment of contractual obligations and dividends. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
Commodity derivative settlements and the related price impact (per Bbl or Mcf) are as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Net cash payments	Price impact		Net cash payments	Price impact
	(in millions)			(in millions)
Oil derivative payments (a)	$(427)	$(11.96)	per Bbl	$(1,270)	$(13.48)	per Bbl
Gas derivative payments (b)	(59)	$(0.82)	per Mcf	(74)	$(0.41)	per Mcf
Total net commodity derivative payments	$(486)			$(1,344)
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2022 WTI swap contracts for cash payments of $13 million during the nine months ended September 30, 2021.
(b)Excludes the effect of liquidating certain of the Company's 2021 NYMEX swap contracts for cash receipts of $447 thousand for the nine months ended September 30, 2021.

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Net cash payments	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts (payments) (a)	$(36)	$(1.93)	per Bbl	$123	$2.12	per Bbl
Gas derivative payments	(2)	$(0.04)	per Mcf	(2)	$(0.02)	per Mcf
Total net commodity derivative receipts (payments)	$(38)			$121
_____________________
(a)Excludes the effect of liquidating certain of the Company's 2021 Brent collar contracts with short puts and Brent swap contracts for cash payments of $43 million for the three months ended September 30, 2020 and certain of the Company's 2020 and 2021 Brent collar contracts with short puts for net cash payments of $11 million during the nine months ended September 30, 2020.
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Gain on disposition of assets, net	$1	$2	$(1)	$14	$7	$7
The increase in gain on disposition of assets for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to recognizing a gain of $9 million in 2021 associated with the sale of the Company's well services business to a third party for net cash proceeds of $20 million. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Oil and gas production costs	$323	$163	$160	$890	$506	$384
Oil and gas production costs per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Lease operating expense per BOE (a)	$2.49	$3.00	(17%)	$2.95	$3.03	(3%)
Gathering, processing and transportation expense per BOE (b)	3.15	2.55	24%	2.95	2.48	19%
Workover costs per BOE (a)	0.56	0.19	195%	0.46	0.24	92%
Net natural gas plant income per BOE (c)	(1.02)	(0.75)	36%	(0.87)	(0.74)	18%
	$5.18	$4.99	4%	$5.49	$5.01	10%
_____________________
(a)Lease operating expense and workover expense represent the components of oil and gas production costs over which the Company has management control.
(b)Gathering, processing and transportation expense represents the costs to (i) gather, process, transport and fractionate the Company's gas and NGLs to a point of sale and, to a lesser extent, (ii) gather and transport for certain of the Company's oil production to a point of sale.
(c)Net natural gas plant income represents the earnings from the Company's ownership share of gas processing facilities that gather and process the Company's and third party gas.

PIONEER NATURAL RESOURCES COMPANY
The Company recognized higher production costs per BOE during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due to the following:
•Lease operating expense per BOE decreased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily due to (i) operational synergies achieved from the Parsley Acquisition beginning in January 2021 and the DoublePoint Acquisition beginning in May 2021, (ii) an increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Permian Basin and (iii) realized electricity credits for the three months ended September 30, 2021 as a result of Winter Storm Uri in February 2021;
•Gathering, processing and transportation expense per BOE increased for the three months ended September 30, 2021, as compared to the same period in 2020 primarily due to (i) transportation costs related to new pipeline takeaway capacity for the Company's gas production, (ii) increased gas and NGL prices during the third quarter of 2021 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services and (iii) the assumption of Parsley Acquisition and DoublePoint Acquisition marketing contracts that have higher marketing costs on a per BOE basis. Gathering, processing and transportation expense per BOE increased for the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to (i) transportation costs related to new pipeline takeaway capacity for the Company's gas production, (ii) increased gas processing and transportation costs as a result of higher electricity costs during Winter Storm Uri in February 2021, (iii) increased gas and NGL prices during 2021 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services and (iv) the assumption of Parsley Acquisition and DoublePoint Acquisition marketing contracts that have higher marketing costs on a per BOE basis;
•Workover costs per BOE increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due to an increase in workover activity as a result of improved commodity prices being realized in 2021, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily due to improved gas and NGL prices.
Production and ad valorem taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Production and ad valorem taxes	$179	$63	$116	$445	$182	$263
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Production taxes per BOE	$2.53	$1.20	111%	$2.25	$1.11	103%
Ad valorem taxes per BOE	0.38	0.70	(46%)	0.50	0.69	(28%)
	$2.91	$1.90	53%	$2.75	$1.80	53%
The increase in production taxes per BOE for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to increases in oil, NGL and gas commodity prices. The decrease in ad valorem taxes per BOE for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to lower prior year commodity prices that are used to determine current year ad valorem taxes.

PIONEER NATURAL RESOURCES COMPANY
Depletion, depreciation and amortization expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Depletion, depreciation and amortization	$704	$393	$311	$1,825	$1,243	$582
Total DD&A and depletion expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
DD&A per BOE	$11.32	$12.04	(6%)	$11.26	$12.32	(9%)
Depletion expense per BOE	$11.13	$11.38	(2%)	$10.95	$11.68	(6%)
The decrease in DD&A per BOE and depletion expense per BOE for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to incremental additions to proved reserves attributable to (i) new wells placed on production from the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) improved commodity prices (which has the effect of extending the economic life of producing wells). In addition, the DD&A per BOE and depletion expense per BOE attributable to the Parsley Acquisition and the DoublePoint Acquisition were lower than the Company's respective 2020 per BOE amounts.
Exploration and abandonments expense. Geological and geophysical costs and lease abandonments and other exploration expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Geological and geophysical	$10	$10	$—	$36	$26	$10
Leasehold abandonments and other	—	6	(6)	4	9	(5)
	$10	$16	$(6)	$40	$35	$5
The increase in geological and geophysical costs for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to relicensing certain seismic data in connection with the Parsley Acquisition.
The decrease in leasehold abandonment costs for the three and nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the abandonment of certain unproved properties during 2020 that the Company no longer planned to drill before the leases expired.
During the nine months ended September 30, 2021, the Company drilled and evaluated 378 exploration/extension wells, of which 100 percent were successfully completed as discoveries. During the same period in 2020, the Company drilled and evaluated 191 exploration/extension wells, of which 100 percent were successfully completed as discoveries.
General and administrative expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Noncash general and administrative expense	$13	$15	$(2)	$37	$30	$7
Cash general and administrative expense	59	49	10	179	150	29
	$72	$64	$8	$216	$180	$36
The change in noncash general and administrative expense for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.

PIONEER NATURAL RESOURCES COMPANY
The change in cash general and administrative expense for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to the reinstatement of certain employee benefits during 2021 that were temporarily suspended during 2020 in response to the COVID-19 pandemic.
Total general and administrative expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Noncash general and administrative expense per BOE	$0.21	$0.47	(55%)	$0.23	$0.30	(23%)
Cash general and administrative expense per BOE	0.95	1.49	(36%)	1.10	1.49	(26%)
	$1.16	$1.96	(41%)	$1.33	$1.79	(26%)
The decrease in general and administrative expense per BOE for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, reflect the general and administrative synergies achieved from the Parsley Acquisition beginning in January 2021 and the DoublePoint Acquisition beginning in May 2021. The Company added the production volumes from the acquisitions, with limited associated general and administrative costs.
 Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Noncash interest expense	$7	$16	$(9)	$19	$34	$(15)
Cash interest expense	34	18	16	103	60	43
	$41	$34	$7	$122	$94	$28
The Company early adopted ASU 2020-06 effective January 1, 2021. As a result of this early adoption, the Company reversed the debt discount recorded to additional paid-in capital upon issuance of the Company's $1.3 billion principal amount of Convertible Notes to long-term debt. Therefore, noncash interest expense during the three and nine months ended September 30, 2021 decreased as compared to the same respective periods in 2020, primarily due to $11 million and $18 million decreases, respectively, in amortization associated with the discount attributable to the issuance of the Convertible Notes prior to the adoption of ASU 2020-06. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
The increase in cash interest expense during the three and nine months ended September 30, 2021, as compared to the same respective periods in 2020, is primarily due to (i) the changes in long-term debt as a result of the Parsley Acquisition and DoublePoint Acquisition (see "Liquidity and Capital Resources" below for further information) and (ii) the issuance in May 2020 and August 2020, respectively, of $1.3 billion of the Convertible Notes and $1.1 billion of 1.90% senior notes due 2030, partially offset by (i) the partial repayment of $360 million of the Company's 3.45% senior notes due 2021, $356 million of its 3.95% senior notes due 2022 and $9 million of its 7.20% senior notes due 2028 as a result of the Company's tender offer for these notes in May 2020 and (ii) the repayment of its 3.45% senior notes that matured in January 2021.
The annual weighted average cash interest rate on the Company's indebtedness as of September 30, 2021 and 2020 was 1.9 percent and 2.2 percent, respectively. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions)
Other expense	$34	$98	$(64)	$384	$273	$111
The decrease in other expense for the three months and the increase for the nine months ended September 30, 2021, as compared to the same respective periods in 2020, was primarily due to the following:
•$8 million and $241 million of transaction-related costs for the three and nine months ended September 30, 2021, respectively, associated with the Parsley Acquisition and DoublePoint Acquisition;
•$80 million of losses for the nine months ended September 30, 2021 related to the Company's fulfillment of certain firm gas purchase commitments during Winter Storm Uri in February 2021; and
•$10 million and $26 million of costs primarily related to unoccupied facilities acquired through the Parsley Acquisition for the three and nine months ended September 30, 2021, respectively; as compared to
•a $69 million charge for estimated deficiency payments related to the Company's South Texas Divestiture for the nine months ended September 30, 2020;
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
See Note 14 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in millions)
Income tax benefit (provision)	$(291)	$15	$(306)	$(400)	$46	$(446)
Effective tax rate	22%	15%	7%	23%	16%	7%
The change in income tax benefit (provision) during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to a $1.4 billion and $2.0 billion increase, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes. See Note 15 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
share repurchases and (v) working capital obligations. Funding for these requirements may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
During the nine months ended September 30, 2021, the Company enhanced its liquidity position by refinancing a portion of the debt acquired in the Parsley Acquisition and the DoublePoint Acquisition, issuing new debt and increasing borrowing capacity under the Company's Credit Facility, with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt.
2021 revised capital budget. With the completion of the Parsley Acquisition and the DoublePoint Acquisition, the Company's capital budget for 2021 was revised and is expected to be in the range of $3.1 billion to $3.4 billion, consisting of $2.95 billion to $3.25 billion for drilling and completion related activities, including additional tank batteries, saltwater disposal facilities, water infrastructure additions and vehicles, and $150 million of estimated Parsley and DoublePoint integration costs. The Company's capital expenditures for the nine months ended September 30, 2021 were $2.5 billion. The 2021 capital budget and actual capital expenditures for the nine months ended September 30, 2021 excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
Capital resources. As of September 30, 2021, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2021. The Company also had unrestricted cash on hand of $581 million as of September 30, 2021.
Cash flows from operating, investing and financing activities are summarized below.

	Nine Months Ended September 30,
	2021	2020	Change

	(in millions)
Net cash provided by operating activities	$3,835	$1,546	$2,289
Net cash used in investing activities	$(3,035)	$(1,342)	$1,693
Net cash provided by (used in) financing activities	$(1,674)	$482	$2,156
Operating activities. The increase in net cash flow provided by operating activities for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in oil and gas revenues as a result of higher commodity prices and sales volumes partially offset by (i) additional cash used in derivative activities, (ii) an increase in production costs due to an increase in costs attributable to the production added by the Parsley Acquisition and the DoublePoint Acquisition and production taxes attributable to higher commodity prices , (iii) one-time Parsley Acquisition and DoublePoint Acquisition cash transaction-related costs and (iv) cash paid to fulfill certain gas commitments during Winter Storm Uri.
Investing activities. The increase in net cash used in investing activities for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily a result of $943 million of net cash used in the DoublePoint Acquisition and an increase in additions to oil and gas properties of $894 million, partially offset by $117 million of net cash acquired in the Parsley Acquisition and a decrease between periods in additions to other assets and other property and equipment of $26 million.

PIONEER NATURAL RESOURCES COMPANY
Financing activities. The Company's significant financing activities are as follows:
•2021: The Company (i) received proceeds from the May 2021 Senior Notes Offering, net of $4 million of issuance costs and discounts, of $746 million, (ii) received proceeds from the January 2021 Senior Notes Offering, net of $24 million of issuance costs and discounts, of $2.5 billion, (iii) borrowed and repaid $650 million on the Company's Credit Facility, (iv) repaid the Parsley and DoublePoint credit facilities, which had outstanding balances of $397 million and $240 million, respectively, (v) repaid $140 million associated with the maturity of its 3.450% senior notes due in January 2021, (vi) used proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.750% senior notes due 2025, (vii) used proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026, (viii) paid $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer, (ix) paid $153 million of other liabilities and (x) paid dividends of $720 million.
•2020: The Company (i) received $1.1 billion from the issuance of 1.900% senior notes, net of issuance costs and discounts, (ii) received $1.3 billion from the issuance of the Convertible Notes, net of issuance fees, (iii) paid $113 million to enter into the Capped Call transactions associated with the Convertible Notes issuance, (iv) repaid an aggregate total of $748 million associated with the early repayment of a portion of the 3.45% senior notes due 2021, 3.950% senior notes due 2022 and 7.200% senior notes due 2028, (v) repaid $450 million associated with the maturity of its 7.500% senior notes in January 2020, (vi) paid dividends of $255 million, (vii) purchased $174 million of treasury stock and (viii) paid $162 million of other liabilities.
Dividends/distributions. During the nine months ended September 30, 2021, the Company paid base dividends of $350 million, or $1.67 per share. In August 2021, the board of directors declared a quarterly cash dividend of $0.56 per share on the Company's outstanding common stock, payable on October 14, 2021, to stockholders of record on September 30, 2021.
In addition to its base dividend program, the Company has initiated a variable dividend strategy whereby the Company may pay a quarterly variable dividend of up to 75 percent of the prior quarter free cash flow remaining after the payment of the base dividend. During the nine months ended September 30, 2021, the Company paid variable dividends of $370 million, or $1.51 per share. On November 3, 2021, the Company declared a quarterly base dividend of $0.62 per share for shareholders of record on December 31, 2021, with a payment date of January 14, 2022 and a quarterly variable dividend of $3.02 per share for shareholders of record on November 30, 2021, with a payment date of December 14, 2021.
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
Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will by their nature fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2021, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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

PIONEER NATURAL RESOURCES COMPANY
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
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025. The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.2055 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture), which represents an adjusted conversion price of $108.63 per share (subject to further adjustment pursuant to the terms of the notes indenture) as of September 30, 2021. As a result of the quarterly base and variable dividends declared through September 30, 2021, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future changes to the Company's base dividend program or the declaration of a variable dividend, as previously described, will cause an adjustment to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
During the last 30 consecutive trading days of the third quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending December 31, 2021. As of September 30, 2021, if converted by the holder, the Company intends to settle the Convertible Notes in cash with cash on hand or through borrowings under its Credit Facility. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in shares of the Company's common stock or a combination of cash and common stock.
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
The Company's commodity and marketing derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of September 30, 2021, these contracts represented net liabilities of $1.3 billion. The ultimate liquidation value of the Company's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2021. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. These risks are mitigated through the Company's risk management program, which includes the use of derivative financial instruments and selling purchased oil and gas outside of the Permian Basin. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of September 30, 2021, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of September 30, 2021, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of September 30, 2021, the Company had $6.9 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.9 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not impact earnings or expose the Company to the risk of cash flow losses. The Company did not have any interest rate derivative instruments outstanding as of September 30, 2021; however, it may enter into such instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
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
The average forward prices based on September 30, 2021 market quotes were as follows:

	2021	Year Ending December 31, 2022
	Fourth Quarter
Average forward Brent oil price	$77.53	$73.07
Average forward WTI Midland oil price	$74.59	$69.97
Average forward MEH oil price	$75.08	$70.65
Average forward NYMEX WTI oil price	$74.87	$70.87
Average forward NYMEX gas price	$5.93	$4.41
Average forward DUTCH TTF gas price	$33.32	$19.70
Average forward WAHA gas price	$5.74	$4.14
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.94)	$(3.10)
The average forward prices based on November 1, 2021 market quotes are as follows:

	2021	Year Ending December 31, 2022
	Fourth Quarter
Average forward Brent oil price	$84.04	$77.83
Average forward WTI Midland oil price	$81.73	$74.63
Average forward MEH oil price	$82.08	$75.22
Average forward NYMEX WTI oil price	$84.05	$76.12
Average forward NYMEX gas price	$5.19	$4.22
Average forward DUTCH TTF gas price	$22.31	$15.22
Average forward WAHA gas price	$5.27	$3.89
WTI Midland/Brent oil basis differentials:
Average forward basis differential price (a)	$(2.31)	$(3.20)

PIONEER NATURAL RESOURCES COMPANY
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
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through their Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. Similar to sales of purchased commodities, these marketing derivatives allow the Company to diversify a portion of its oil pricing from its area of production to Gulf Coast and international markets.
The average forward prices based on September 30, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$77.53	$73.07	$68.03	$64.35	$61.68	$59.96
Average forward WTI Midland oil price	74.59	69.97	64.08	59.91	56.92	54.95
Average forward basis differential price (a)	$2.94	$3.10	$3.95	$4.44	$4.76	$5.01
The average forward prices based on November 1, 2021 market quotes are as follows:

	Year Ending
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$84.04	$77.83	$71.44	$67.20	$64.46	$62.96
Average forward WTI Midland oil price	81.73	74.63	67.76	63.21	60.12	58.12
Average forward basis differential price (a)	$2.31	$3.20	$3.68	$3.99	$4.34	$4.84
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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended September 30, 2021
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 2021	—	$—	—	1,090,693,887
August 2021	34,016	$141.38	—	1,090,693,887
September 2021	139	$154.26	—	1,090,693,887
	34,155		—
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

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1 (a)	Indemnification Agreement, dated as of September 21, 2021, between the Company and Maria S. Jelescu Dreyfus.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PIONEER NATURAL RESOURCES COMPANY

November 5, 2021	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

November 5, 2021	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer