Form 10-K
period 2021-12-31
PIONEER NATURAL RESOURCES CO
filed 2022-02-22
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$39,435,041,959
Number of shares of Common Stock outstanding as of February 18, 2022	242,884,015
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May 2022 are incorporated into Part III of this Report.

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
•"Dutch TTF" means Dutch Title Transfer Facility, a virtual trading hub for gas in the Netherlands and the primary gas pricing hub for the European gas market.
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
•"MMBbl" means one million Bbls.
•"MMBOE" means one million BOEs.
•"MMBtu" means one million Btus.
•"MMcf" means one million cubic feet.
•"Mont Belvieu" means the daily average natural gas liquids components as priced by OPIS in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.
•"NGLs" means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.
•"NYMEX" means the New York Mercantile Exchange.
•"NYSE" means the New York Stock Exchange.
•"OPEC" means the Organization of Petroleum Exporting Countries.
•"OPIS" means the Oil Price Information Service.
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

PIONEER NATURAL RESOURCES COMPANY
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "models," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity and oil and gas demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industries in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs and results of drilling and operating activities; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of counterparties to Pioneer's revolving corporate credit facility (the "Credit Facility"), investment instruments and derivative contracts and purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased oil and gas; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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

PIONEER NATURAL RESOURCES COMPANY
PART I
ITEM 1.    BUSINESS
General
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
The Company's principal executive office is located at 777 Hidden Ridge, Irving, Texas, 75038. The Company also maintains an office in Midland, Texas and field offices in the Midland Basin.
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
Mission and Strategies
The Company's mission is to be America's leading independent energy company, focused on value, safety, the environment, technology and its people. The Company's long-term strategy is centered around the following strategic objectives:
•maintaining a strong balance sheet and financial flexibility;
•returning free cash flow to shareholders via a stable and growing base dividend, a variable dividend and share repurchases;
•utilizing the Company's scale and technological advancements to reduce costs and improve efficiency;
•delivering economic production and reserve growth through drilling, completion and production improvement activities;
•setting high expectations for employees and contractors to perform their jobs in a safe manner; and
•maintaining industry-leading sustainable development and environmental stewardship efforts.
The Company's long-term strategy is anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field located in the Midland Basin in West Texas, which has an estimated remaining productive life in excess of 50 years.
Competition
The oil and gas industry is highly competitive in the exploration for and acquisition of reserves, the acquisition of oil and gas leases, marketing of oil, NGL and gas production, the obtaining of equipment and services and the hiring and retention of staff necessary for the identification, evaluation, operation and acquisition and development of oil and gas properties. The Company's competitors include major integrated oil and gas companies, other independent oil and gas companies, and individuals engaged in the exploration for and development of oil and gas properties. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar power and other renewables. Competition will increase as alternative energy technology becomes more reliable and governments throughout the world support or mandate the use of such alternative energy.
Competitive advantage is gained in the oil and gas exploration and development industry by employing well-trained and experienced personnel who make prudent capital investment decisions based on management direction, embrace technological innovation and are focused on price and cost management. The Company has a team of dedicated employees who represent the

PIONEER NATURAL RESOURCES COMPANY
professional disciplines and sciences that the Company believes are necessary to allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.
See "Item 1A. Risk Factors - The Company faces significant competition and some of its competitors have resources in excess of the Company's available resources" for additional information.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC, Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Global oil price levels will ultimately depend on various factors and consequences beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, (iii) the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil, (iv) additional actions by businesses and governments in response to the pandemic, (v) the global supply chain constraints associated with manufacturing delays, and (vi) political stability of oil consuming countries.
The Company continues to assess the impact of the COVID-19 pandemic on the Company and may modify its response as the impact of COVID-19 continues to evolve.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
Acquisition and Divestiture Activities
Acquisitions. The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment (including acquisitions of particular oil and gas assets or entities owning oil and gas assets and mergers, consolidations or other business combinations with such entities). The Company periodically evaluates and pursues acquisition and acreage trade opportunities and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analyses, oil and gas reserve analyses, due diligence, the submission of indications of interest, preliminary negotiations, negotiations of letters of intent or negotiations of definitive agreements. The success of any acquisition or acreage trade is uncertain and depends on a number of factors, some of which are outside the Company's control.
On May 4, 2021, the Company completed the acquisition of Double Eagle III Midco 1 LLC ("DoublePoint") in exchange for 27 million shares of Pioneer common stock representing stock consideration transferred of $4.2 billion, $1 billion of cash and the assumption of $890 million of debt (the "DoublePoint Acquisition"). The DoublePoint Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. The results of operations attributable to the assets acquired in the DoublePoint Acquisition were included in the Company's consolidated financial statements beginning in May 2021.
On January 12, 2021, the Company completed the acquisition of Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). As part of the Parsley Acquisition, each eligible share of Parsley Class A common stock and each membership interest unit of Parsley Energy, LLC were automatically converted into the right to receive 0.1252 (the "Exchange Ratio") shares of Pioneer common stock. As a result, the Company issued 52 million shares of Pioneer common stock upon the consummation of the Parsley Acquisition, representing total stock consideration transferred of $6.9 billion. The Parsley Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. The results of operations attributable to the assets acquired in the Parsley Acquisition were included in the Company's consolidated financial statements beginning on January 12, 2021.
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
In December 2021, the Company completed the divestiture of all of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. ("Continental") for cash proceeds of $3.1 billion, after normal closing adjustments. The sale of the Delaware Basin assets resulted in a pretax loss of $1.1 billion for the year ended December 31, 2021.
In October 2021, the Company completed the sale of approximately 20,000 net acres in western Glasscock County (the "Glasscock Divestiture") to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million, after normal closing adjustments. The sale of these assets resulted in a pretax gain of $1 million for the year ended December 31, 2021.
In March 2021, the Company sold its well services business (the "Well Services Divestiture") to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned over the next three years. The sale of these assets resulted in a pre-tax gain of $9 million for the year ended December 31, 2021.
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
Seasonal nature of business. Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers may impact general seasonal changes in gas demand.
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
Significant purchasers. During 2021, the Company's oil, NGL and gas sales to Sunoco Logistics Partners L.P., Shell Trading US Company and Occidental Energy Marketing Inc. accounted for 16 percent, 13 percent and 10 percent of the Company's oil, NGL and gas revenues, respectively. The loss of one of these significant purchasers or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure for production could have a material adverse effect on the Company's ability to produce and sell its oil, NGL and gas production.
Revenues from sales of purchased oil and gas to Occidental Energy Marketing Inc. accounted for 27 percent of the Company's sales of purchased oil and gas. No other sales customer exceeded ten percent of the Company's sales of purchased oil and gas during 2021. The loss of the Company's significant purchaser of purchased oil and gas would not be expected to have a material adverse effect on the Company's ability to sell commodities it purchases from third parties.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Sustainability and Environmental Compliance Costs
Since 2019, the Company has voluntarily published its Sustainability Report on an annual basis under the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address its ESG performance. For more information on the Company’s approach to sustainability management, refer to its Sustainability Report, which is available on its website (www.pxd.com).
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts the Company currently anticipates. As with the upstream industry in general, complying with current and anticipated environmental laws and

PIONEER NATURAL RESOURCES COMPANY
regulations can increase the Company's capital costs to drill, complete, and construct and operate facilities. While these laws and regulations may affect the Company’s capital expenditures and net income, the Company does not believe they will have a material adverse effect on its business, financial position, results of operations or cash flows, nor does the Company believe that they will affect its competitive position since the operations of its competitors are generally similarly affected. Future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions may cause the Company to incur significant costs. See "Health, Safety and Environmental Risks" in "Item 1A. Risk Factors" for additional information.
Human Capital
As of December 31, 2021, the Company had 1,932 employees, 857 of whom were employed in field operations and 32 of whom were employed in the water services business.
Values and governance. Pioneer's approach to human capital management is guided by its core RESPECT values. These values - Respect, Ethics and honesty, Safety and environment, Personal accountability, Entrepreneurship, Communication and Teamwork and inclusion - apply to all employees, suppliers and contractors, and guide how Pioneer interacts with all stakeholders. Pioneer aims to conduct all aspects of its business in accordance with these core values, which serve as the cultural foundation of the Company.
The Company's management committee and its board of directors set the Company's human capital management philosophies and goals. They routinely engage on workforce-related topics with the support of the human resources function, which oversees and administers the Company's human capital management programs.
The Company understands that employee recruiting, retention and development play a critical role in the Company's ability to conduct its business activities and achieve its long-term strategy. As a result, the Company's management committee and board of directors take a holistic view of human capital management and have established policies and development programs with the goal of creating an inclusive environment to allow all employees to feel respected, valued and connected to the business. The key aspects of the Company's human capital management include the Company's compensation and benefits program, diversity and inclusion initiatives, talent management and development, community involvement and Health, Safety and Environment ("HSE") programs.
Compensation and benefits program. The Company annually reviews its compensation levels for all employees in an effort to adjust compensation levels for changing market conditions, allowing the Company to attract and retain a highly skilled workforce. The Company considers its employees to be its greatest asset and encourages them to take full advantage of the benefits and programs the Company offers. To ensure Pioneer attracts and retains top talent, the Company maintains an above-average benefits package. Pioneer's employees participate in incentive plans that take into consideration individual and Company performance through a traditional cash bonus plan and a variable compensation plan denominated in Company stock. These plans align employee compensation with the Company's success on critical performance metrics and goals, while also recognizing individual performance. The variable compensation plan denominated in Company stock is designed to attract and retain employees, reward performance, and align the interest of employees with stockholders through the encouragement of stock ownership. In addition to cash and equity compensation, the Company also offers other employee benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, flexible work schedules and a 401(k) plan that includes employer matching contributions.
The Company routinely benchmarks its compensation and benefits program to ensure that the programs remain competitive, continue to align with the Company's RESPECT values and meet the needs of employees and their families. As part of the Company's benefits program, it offers flexible work schedules, compressed workweeks and allowances for time off, including a parental leave policy that includes up to twelve weeks of paid leave for the primary caregiver and two weeks of paid leave for the secondary caregiver. The Company's wellness programs include on-site health centers, daycare centers, fitness centers, a range of healthy eating options at employee cafeterias and an employee assistance program to support the mental well-being of employees.
Diversity, equity and inclusion. The Company is committed to creating an inclusive environment where all employees feel respected, valued and connected to the business — a workplace to which individuals bring their authentic selves and can be successful in achieving their goals. The Company's dedicated Diversity, Equity and Inclusion ("DEI") program is focused on the following areas: community, culture and talent. The Company's management committee is accountable for having long-term DEI goals for their respective departments as the Company believes that senior leadership involvement is crucial for progress on these goals. In addition, DEI plans and progress are reviewed regularly with the board of directors. The Company has established a variety of DEI initiatives, such as OnePioneer, an employee-led Company organization whose goal is to advance DEI across the entire Company.

PIONEER NATURAL RESOURCES COMPANY
The Company actively monitors diversity metrics across its entire workforce. Currently, 29 percent of the board of directors and 36 percent of the management committee are women and 14 percent of the board of directors and 14 percent of the management committee identify as ethnic minorities. The Company intends to disclose its 2021 Consolidated EEO-1 Report on its website (www.pxd.com) after submission of the report to the U.S. Equal Employment Opportunity Commission in an effort to provide additional transparency into the Company's efforts to increase under-represented populations in its workforce.
Talent management and development. The Company's talent planning involves a comprehensive approach to adequately prepare employees for their responsibilities and for future advancement. The Company's performance management process occurs quarterly and, in accordance with the Company's RESPECT values, encourages and reinforces ongoing feedback and coaching between employees and managers, employee growth and development for their current role and future success and alignment of individual goals with company-wide goals and team objectives. Pioneer strives to build a more skilled and engaged workforce with skill-building and competency-based training and development opportunities. The Company's competency model comprises professional, leadership and technical competencies and complements each employee's individual development planning process. In furtherance of each employee's individual development plan, the Company's workforce is trained in accordance with Pioneer's 70/20/10 learning model (70 percent on-the-job and experience-based, 20 percent collaboration and coaching, 10 percent formal training). Employees are offered a variety of development options including in-person professional trainings, technical trainings, consultation services, vendor partnerships and more.
The Company's talent planning approach also identifies and targets development of critical talent. The Company identifies critical roles based on several factors, including strategic importance, scope and impact, and unique skills. Successor candidates for those critical roles are then identified as those who have the interest, ability and experience to succeed in the critical role within five years. Talent planning enables Pioneer to proactively advance succession planning and offer targeted development for high potential employees and successors, while enabling a cross-functional view of talent to increase visibility and mobility.
Community involvement. Pioneer's dedication to community well-being and success shows in the many ways the Company seeks to be a good neighbor in all of its operating areas. The Company's employees continually seek out events, organizations, initiatives and partnerships to support the communities where they work and live, and the Company is honored to support their ongoing efforts to enrich the communities where they live and work, including through a charitable matching program.
Health, safety and environment. The Company's HSE organization, with oversight from the Health, Safety and Environment Committee (the "HSE Committee") of the board of directors, provides tools to the Company's business teams to implement an organized approach for HSE activities to support and maintain a culture of improvement in safety and environmental practices. The Company's HSE policy covers all Pioneer operations and aligns with the Company's HSE Management System ("HSEMS"). It also requires contractors, vendors and suppliers to maintain an HSE policy that meets or exceeds the Company's policy. As outlined in the HSE policy, the Company is dedicated to protecting the health and safety of everyone who works at Pioneer facilities by encouraging high standards. All HSE incidents are required to be reported, no matter how small, and are investigated to develop corrective actions to reduce the likelihood of recurrence. The HSEMS consists of 13 elements that set HSE expectations, provide an avenue for employee engagement and drive HSE performance improvement. In support of driving continuous improvement, HSE milestones and criteria are established annually to drive safety and environmental performance. Throughout the year, progress toward these milestones and criteria are measured and reported to the management committee and the HSE Committee. Additionally, Pioneer has introduced a Serious Exposure program across all operations. While appropriate management of all HSE events is important, the Serious Exposure method prioritizes the highest-risk events, bringing increased visibility and proactive, consistent solutions to these more urgent situations.
During 2021, the Company continued to undertake significant effort to address the ongoing COVID-19 pandemic. At the onset of the pandemic, the Company implemented a cross-functional response team tasked with protecting employees and implementing policies and procedures to safely run the business. These priorities have been implemented through flexible policies and practices and frequent communications with employees and other key stakeholders. As the pandemic has progressed, the Company has continued to revise these policies and practices in light of guidance received from local, regional and federal authorities, where appropriate. During this time, the Company implemented a remote work environment for periods of time to ensure the safety of employees and implemented rigorous cleaning, disinfection and mitigation protocols to keep employees safe. The Company also encouraged the use of vaccines, providing incentives for employees who maintain their vaccination status.
Feedback and engagement. The Company's human capital management approach is augmented by a robust employee feedback program. The Company believes that giving employees a voice is paramount to creating a thriving and resilient culture and undertakes an annual engagement survey to provide a view into overall organizational health. The results are used

PIONEER NATURAL RESOURCES COMPANY
to identify issues that are important to employees and to implement improvement opportunities. In 2021, the Company received a 76 percent participation rate in the survey and its engagement score ranked in the top quartile of companies who used the same platform. Most importantly, the quantitative and qualitative survey data was utilized by leaders across the organization to identify strengths and opportunities for improvement and to inform action plans to address issues.
Regulation
The oil and gas industry is extensively regulated at the federal, state, and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the "BLM"), an agency of the U.S Department of the Interior ("DOI"), the U.S. Environmental Protection Agency (the "EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), have legal and regulatory authority and oversight over the Company's exploration and development activities and operations. Other agencies with certain authority over the Company's business include the Internal Revenue Service (the "IRS"), the SEC and NYSE. Ensuring compliance with the rules, regulations and orders promulgated by such entities requires extensive effort and incremental costs to comply, which affects the Company's profitability. Because public policy changes are commonplace, and existing laws and regulations are frequently amended, the Company is unable to predict the future cost or impact of compliance. However, the Company does not expect that any of these laws and regulations will affect its operations materially differently than they would affect other companies with similar operations, size and financial strength.
The following are significant areas of government control and regulation affecting the Company:
Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes many requirements on the Company, including the responsibility for establishing and maintaining disclosure controls and procedures alongside internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Company to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Company's common stock, which would have an adverse effect on the market price and liquidity of the Company's common stock. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.
Environmental and occupational health and safety matters. The Company strives to conduct its operations in a socially and environmentally responsible manner and is required to comply with many federal, state and local laws, regulations and executive orders concerning occupational safety and health, the discharge or other release of materials and protection of the environment and natural resources. These environmental legal requirements primarily relate to:
•the discharge or other release of pollutants into federal and state waters and the ambient air;
•assessing the environmental impact of seismic acquisition, drilling and construction activities;
•the generation, storage, transportation and disposal of waste materials, including hazardous substances and wastes;
•the emission of certain gases, including GHGs, into the atmosphere;
•the monitoring, abandonment, reclamation and remediation of wells and other sites, including sites of former operations;
•the development of emergency response and spill contingency plans;
•the protection of threatened and endangered species; and
•worker protection.
The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
•the Clean Air Act ("CAA"), which restricts the emission of air pollutants from many sources and imposes various preconstruction, operational, monitoring and reporting requirements, and has also been relied upon by the EPA as authority for adopting climate change regulatory initiatives relating to GHG emissions;
•the Federal Water Pollution Control Act, also known as the Clean Water Act ("CWA"), which regulates discharges of pollutants from facilities to state and federal waters, and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
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

PIONEER NATURAL RESOURCES COMPANY
•the Safe Drinking Water Act ("SDWA"), which ensures the quality of the nation's public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
•OSHA, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances and appropriate control measures; and
•the Endangered Species Act ("ESA"), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal or permanent ban in affected areas.
Additionally, there are existing tribal, state and local jurisdictions where the Company operates that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Failure by the Company to comply with these laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial and corrective action obligations or the obligation to incur capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and issuance of injunctions restricting or prohibiting some or all of the Company's activities in a particular area. Historically, the Company's environmental and worker safety compliance costs have not had a material adverse effect on its results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company's business and operational results.
The Company owns, leases or operates numerous properties that have been used for oil and gas exploration and production activities for many years. The Company also has acquired certain properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes at or from such properties were not under the Company's control prior to acquiring them. Under certain environmental laws and regulations, such as CERCLA and RCRA, the Company could incur strict joint and several liability due to damages to natural resources or for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. Moreover, an accidental release of materials into the environment during the Company's operations may cause it to incur significant costs and liabilities. The Company also could incur costs related to the clean-up of third-party sites to which it sent regulated substances for disposal or to which it sent equipment for cleaning and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.
Over time, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing legal requirements change or new legislative, regulatory or executive initiatives are developed and implemented in the future, the Company may be required to make significant, unanticipated capital and operating expenditures. The Company may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks. For more information on environmental and occupational health and safety matters, see the risk factors identified as Health, Safety and Environmental Risks in "Item 1A. Risk Factors."
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
Development and production operations are subject to various regulations, including regulations requiring permits for the drilling of wells, the posting of bonds in connection with development and production activities and the filing of reports related to production operations. Texas, and some municipalities in which the Company operates, also regulate one or more of the following:
•the location of wells;

PIONEER NATURAL RESOURCES COMPANY
•the method of drilling and casing wells;
•the method and ability to fracture stimulate wells;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells; and
•notices to surface owners and other third parties.
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
Approximately one percent of the Company's U.S. oil and gas leases are granted or approved by the federal government and administered by the BLM. All of the Company's federal leases are outside of Texas and the Company has no current plans to further develop the leases at this time. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and the calculation and disbursement of royalty payments to the federal government.
See "Regulatory Risks" and "Health, Safety and Environmental Risks" included in "Item 1A. Risk Factors" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 1A.    RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in "Item 1. Business — Competition, Markets and Regulations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occur, it could materially harm the Company's business, financial condition or results of operations or impair the Company's ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company's common stock could decline. The following risk factors are summarized as general business and industry; operational; financial; health, safety and environmental; regulatory and risks associated with acquisitions.

General Business and Industry Risks

•The COVID-19 pandemic and related developments in the global oil markets have had, and depending on the progression of the pandemic, may continue to have, material adverse consequences for general economic, business and industry conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties.

•Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
•The Company may be unable to make attractive acquisitions and any acquisition it completes is subject to substantial risks that could materially and adversely affect its business.
•The Company's ability to complete dispositions of assets or sell partial interests in assets may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters.

•The Company's operations and drilling activity are concentrated in the Midland Basin of West Texas; such concentration makes the Company vulnerable to risks associated with operating in a limited geographic area.

•The Company may not be able to obtain access on commercially reasonable terms or otherwise to gathering systems, pipelines and other processing, fractionation, refining, storage, transportation and export facilities to market its oil, NGL and gas production.

•The Company relies on a limited number of purchasers for a majority of its products.
•The refining industry and export facilities may be unable to absorb U.S. oil production, and the ability to export oil is subject to suspension; in any such case, the resulting surplus could depress prices and restrict the availability of markets.

•Estimates of proved reserves and future net cash flows are not precise. The actual quantities and net cash flows of the Company's proved reserves may prove to be lower than estimated.
•Because the Company's producing wells decline continually over time, the Company will need to mitigate these declines through drilling and production enhancement initiatives and/or acquisitions.
•A portion of the Company's total estimated proved reserves as of December 31, 2021 were undeveloped, and those proved reserves may not ultimately be developed.
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
•The Company's use of seismic data is subject to interpretation and may not accurately identify the presence of oil and gas, which could materially and adversely affect the results of its future drilling operations.

PIONEER NATURAL RESOURCES COMPANY

•The Company's gas processing and gathering systems are subject to operational and regulatory risks.

Financial Risks

•The prices of oil, NGLs and gas are highly volatile.
•Future declines in the price of oil, NGLs and gas could result in a reduction in the carrying value of the Company's proved oil and gas properties.
•The Company's actual production could differ materially from its forecasts.
•The Company could experience periods of higher costs if commodity prices rise.
•The Company is a party to debt instruments, a Credit Facility and other financial commitments that may limit the Company's ability to fund future business and financing activities.
• The Company's return of capital strategies, including its base and variable dividend policy and share repurchase program, may be changed at the discretion of the Company's board of directors, and the Company's ability to declare and pay base and variable dividends and repurchase shares are subject to certain considerations.

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
•Pioneer's ability to utilize its U.S. net operating loss carryforwards to offset future income taxes may be limited.
•The Company periodically evaluates its unproved oil and gas properties to determine recoverability of its cost and could be required to recognize noncash charges in the earnings of future periods.
•The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.

Health, Safety and Environmental Risks

•The Company's operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy.

•The nature of the Company's assets and production operations may impact the environment or cause environmental contamination.
•The Company's hydraulic fracturing and former sand mining operations may result in silica-related health issues and litigation.
•Increasing attention to ESG matters may impact the Company's business.

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

•The Company's transportation of gas; sales and purchases of oil, NGLs and gas or other energy commodities; and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.

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

Risks Associated with Acquisitions

•The financial and operational synergies attributable to acquisitions may vary from expectations.
•Litigation relating to acquisitions could result in substantial costs to the Company.
•The Company's future results will suffer if it does not effectively manage its expanded operations.

PIONEER NATURAL RESOURCES COMPANY
General Business and Industry Risks
The COVID-19 pandemic and related developments in the global oil markets have had, and depending on the progression of the pandemic, may continue to have, material adverse consequences for general economic, business and industry conditions and for the Company's operations, financial condition, results of operations, cash flows and liquidity and those of its purchasers, suppliers and other counterparties.
The onset of the COVID-19 pandemic significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the onset of the pandemic resulted in widespread travel restrictions, business closures and other restrictions that led to a significant reduction in demand for oil, NGL and gas, resulting in oil prices declining significantly in the first quarter of 2020. While demand for and prices for oil, NGLs and gas have generally improved during 2021 as travel restrictions, business closures and other restrictions were lifted, an increase in infections or the onset of a new variant of the virus could again reduce demand for and prices of oil, NGLs and gas. If this were to continue for a prolonged period, the Company, similar to the steps it took at the onset of the pandemic in 2020, may have to make changes to its operations and capital budgets, and the Company's operations, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected. Risks include, but are not limited to, the following:
•An extended decline in commodity prices could materially and adversely affect the amount of oil, NGLs and gas that the Company can produce economically, which may result in (i) the Company having to make significant downward adjustments to its estimated proved reserves and (ii) a shortfall in expected cash flows, which could require the Company to reduce capital spending or borrow funds to cover any such shortfall. In addition, the continuation of depressed prices may adversely affect the ability of the Company to pay dividends or repurchase shares of common stock in the future.
•A reduced demand for oil, combined with an oversupply of oil, would likely result in an oil surplus in the United States and worldwide. If the global demand for oil exports to foreign markets, or if the price that can be obtained in foreign markets does not support the transportation and other costs to reach those destinations, it may be uneconomical to invest in new wells and may cause the Company to shut in producing wells. The Company cannot be certain whether shut-in wells can successfully return to pre-shut-in production levels or that the costs required to return the wells to production will be economical.
•The Company's ability to develop and sell its production could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient processing, fractionation, refining, transportation, storage or export facilities to the Company. For example, at the onset of the COVID-19 pandemic, oil storage in the United States was, at times, near full capacity in many locations. If this were to again occur for an extended period, the Company's purchasers might decline to purchase the Company's oil, NGLs and gas, and the Company may not be able to store its production. Such a lack of market for or storage capacity for the Company's products could require that the Company shut in some portion of its production. The amount of oil in storage may also keep oil prices at low levels for an extended period, even after demand begins to rise.
•Under Texas law, the Texas Railroad Commission is empowered to prorate oil production in the state based on market demand. If the Texas Railroad Commission finds that waste is taking place or is reasonably imminent, it is empowered to adopt a rule or order to correct, prevent, or lessen the waste. If the Texas Railroad Commission imposes proration in the future, or if any other similar laws or regulations are imposed, those restrictions would limit the amount of oil, NGLs and gas the Company can produce.
•It is possible that any delay, reduction or curtailment of the Company's development and producing operations, whether due to regulatory actions or actions by the Company in reaction to market conditions, could result in the loss of acreage through lease expiration.
•Market conditions resulting from the effects of the COVID-19 pandemic, low oil prices, or a negative or recessionary economy could also increase the risk that the purchasers of the Company's production, lenders under its credit agreement, counterparties to its derivative instruments, and service providers may be unable to fulfill their obligations in a timely manner, or at all. If any such counterparty were to default on its obligations, such a default could have a material adverse effect on the Company's results of operations.
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
•The Company's operations may be adversely affected if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic. The Company, as recommended by the Centers for Disease Control and

PIONEER NATURAL RESOURCES COMPANY
Prevention ("CDC"), has implemented workplace restrictions, including guidance for employees to work remotely for health and safety reasons, where possible. As some employees may have been or may in the future be placed in workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege that the Company failed to adequately mitigate the risk of exposure to COVID-19, to the extent obligated to do so. In addition, in order to facilitate remote working arrangements, some employees are accessing workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company and to its employees. There can be no assurance that the Company's operations will not be curtailed or suspended or otherwise adversely affected due to such workforce issues.
The Company is not able to predict the ultimate long-term impact of the COVID-19 pandemic on the Company's business, which will depend on numerous evolving factors and future developments that are beyond the Company's control, including the length of time that the pandemic continues, the speed and effectiveness of responses to combat the COVID-19 virus, the impact of the pandemic and its aftermath on the demand for oil, NGLs and gas, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the COVID-19 pandemic.
Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
The economies in the United States and certain countries in Europe and Asia have been growing, with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain South American nations, continue to face economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, may adversely affect the Company by (i) reducing demand for its oil, NGL and gas because of reduced global or national economic activity, (ii) impairing its supply chain (for example, by limiting manufacturing of materials used in operations), and (iii) affecting the health of its workforce, rendering employees unable to work or travel. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company's vendors, suppliers and customers to continue operations and ultimately decrease the Company's cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for the Company to raise capital to fund its operations or refinance its debt obligations.
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
All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope. As a result, among other risks, the Company's initial estimates of reserves may be subject to revision following an acquisition, which may materially and adversely affect the desired benefits of the acquisition. See "Risks Associated with Acquisitions" included in "Item 1A. Risk Factors" for additional information.

PIONEER NATURAL RESOURCES COMPANY
The Company's ability to complete dispositions of assets or sell partial interests in assets may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters.
The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. In addition, from time to time, the Company sells an interest in its oil and gas properties for the purpose of assisting or accelerating the asset's development. Various factors could materially affect the ability of the Company to dispose of such nonstrategic assets or partial interests or complete announced dispositions, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the nonstrategic assets or partial interests on terms and at prices acceptable to the Company.
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
The Company's operations and drilling activity are concentrated in the Midland Basin of West Texas, an area of high industry activity, which may affect its ability to obtain the personnel, equipment, services, resources and facilities access needed to complete its development activities as planned or result in increased costs; such concentration also makes the Company vulnerable to risks associated with operating in a limited geographic area.
The Company's producing properties are geographically concentrated in the Midland Basin of West Texas. Industry activity is high in the Midland Basin and demand for and costs of personnel, equipment, power, services and resources remains high. Any delay or inability to secure the personnel, equipment, power, services and resources could result in oil, NGL and gas production volumes being below the Company's forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on the Company's results of operations, cash flow and profitability.
As a result of this concentration, the Company may be disproportionately exposed to the impact of delays or interruptions of operations or production in this area caused by external factors such as governmental regulation, state politics, market limitations, produced water disposal limitations, water or sand shortages, or extreme weather related conditions.
The Company may not be able to obtain access on commercially reasonable terms or otherwise to gathering systems, pipelines and other processing, fractionation, refining, storage, transportation and export facilities to market its oil, NGL and gas production.
The marketing of oil, NGL and gas production depends in large part on the availability, proximity and capacity of gathering systems, pipelines and other processing, fractionation, refining, storage, transportation and export facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, if these systems were unavailable to the Company or if access to these systems were to become commercially unreasonable, the price offered for the Company's production could be significantly depressed, or the Company could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility or awaits the availability of third party facilities. The Company also relies (and expects to rely in the future) on facilities developed and owned by third parties in order to gather, store, process, transport, fractionate, refine, export and sell its oil, NGL and gas production. The Company's plans to develop and sell production from its oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient gathering, transportation, storage, processing, fractionation, refining or export facilities to the Company, especially in areas of planned expansion where such facilities do not currently exist. Additionally, certain of these challenges may be compounded by a high level of industry activity in the Permian Basin.
For example, following Hurricane Harvey in 2017 and Hurricanes Gustav and Ike in 2008, certain Permian Basin gas processors were forced to shut down their plants due to the inability of certain Texas Gulf Coast NGL fractionators to operate. The Company was able to produce its oil wells and vent or flare the associated gas; however, there is no certainty the Company will vent or flare gas in the future as a result of its emissions reduction efforts and potential changes in regulations. The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to gathering, transportation, storage, processing, fractionation, refining or export facilities, or lack of capacity at such facilities. The Company has periodically experienced high line pressure at its tank batteries, which has occasionally led to the flaring of gas due to the inability of the gas gathering systems in the areas to support the increased gas production. The curtailments arising from these and similar circumstances may

PIONEER NATURAL RESOURCES COMPANY
last for a few days, and in many cases, the Company may be provided only limited, if any, notice as to when these circumstances will arise and their duration.
To the extent that the Company enters into transportation contracts with pipelines that are subject to the United States Federal Energy Regulatory Commission ("FERC") regulation, the Company is subject to FERC requirements related to use of such capacity. Any failure on the Company's part to comply with FERC's regulations and policies related to pipeline transportation, reporting requirements or other regulations, and any failure to comply with a FERC-related pipeline's tariff, could result in the imposition of civil and criminal penalties. In addition, any changes in FERC or state regulations or requirements on pipeline transportation may result in increased transportation costs on pipelines that are subject to such regulation, thereby negatively impacting the Company's profitability.
The Company relies on a limited number of purchasers for a majority of its products.
A limited number of companies purchase a majority of the Company's oil, NGL and gas. The loss of a significant purchaser could have a material adverse effect on the Company's ability to sell its production.
The refining industry and export facilities may be unable to absorb U.S. oil production, and the ability to export oil is subject to suspension; in any such case, the resulting surplus could depress prices and restrict the availability of markets, which could materially and adversely affect the Company's results of operations.
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
Under the 2015 federal law that lifted the ban on U.S. exports of oil, the President, in certain limited circumstances, has the authority to impose export licensing requirements or other restrictions on exports of oil from the U.S. for an initial period of up to one year, subject to extension. Such a limitation could result in a surplus of oil in the U.S., which would likely cause U.S. oil prices to fall.
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
A portion of the Company's total estimated proved reserves as of December 31, 2021 were undeveloped, and those proved reserves may not ultimately be developed.
As of December 31, 2021, 12 percent of the Company's total estimated proved reserves were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove to be correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. The Company's future production levels and, therefore, its future cash flow and profitability will be impacted if it is not able to successfully develop its undeveloped leasehold acreage.
A substantial portion of the Company's acreage is currently held under leases that require it to establish and maintain production of hydrocarbons in paying quantities, and such leases are typically held by production from horizontal wells and/or older, lower-producing vertical wells. Unless production in paying quantities is maintained from existing lease-holding wells, or is established during the primary term of the lease and then maintained thereafter with respect to these leases, the leases will terminate, and the Company will lose the right to develop the undeveloped leasehold acreage.
The Company faces significant competition and some of its competitors have resources in excess of the Company's available resources.
The oil and gas industry is highly competitive. The Company competes with a large number of companies, producers and operators in a number of areas such as:
•seeking to acquire oil and gas properties suitable for exploration or development;

PIONEER NATURAL RESOURCES COMPANY
•marketing oil, NGL and gas production; and
•seeking to acquire the equipment, services and expertise, including trained personnel, necessary to identify, evaluate, develop and operate its properties.
Some of the Company's competitors are larger and have substantially greater financial and other resources than the Company, and as such, the Company may be at a competitive disadvantage in the identification, acquisition and development of properties that complement the Company's operations. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar power or other renewable energy. Competition is expected to increase and in certain cases, governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments and other parties are also promoting research into new technologies to accelerate the implementation of alternative energy sources.
The Company's business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.
As an oil and gas producer, the Company faces various security threats, including cybersecurity threats to gain unauthorized access to, or control of, sensitive information or to render data or systems corrupted or unusable; threats to the security of the Company's facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected the Company's operations to increased risks that could have a material adverse effect on the Company's business. In particular, the Company's implementation of various procedures and controls to monitor and mitigate security threats and to increase security for the Company's information, facilities and infrastructure may result in increased capital and operating costs. Costs for insurance have also increased as a result of security threats, and insurance coverage has become more difficult to obtain, and may not be available at prices acceptable to the Company or at all. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to the Company's operations and could have a material adverse effect on the Company's reputation, financial position, results of operations and cash flows.
Cybersecurity attacks in particular are becoming more sophisticated. The Company relies extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting its business. The Company's technologies systems and networks, and those of its business associates may become the target of cybersecurity attacks, including without limitation denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect the Company in a variety of ways, including the following:
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

PIONEER NATURAL RESOURCES COMPANY
These events could damage the Company's reputation and lead to financial losses from remedial actions, loss of business or potential liability. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period of time.
While the Company has experienced cybersecurity events in the past, including attempts to gain unauthorized access to data and systems, inadvertent data exposures, distributed denial-of-service attacks and phishing-attacks, the Company has not suffered any material losses as a result of such events. However, there is no assurance that the Company will not suffer such losses in the future. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require the Company to expend significant additional resources to meet such requirements.
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
Operational Risks
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
•terrorism, vandalism, extreme physical acts of activism against fossil fuel interests and physical, electronic and cybersecurity breaches and global or national health concerns, including the outbreak of a pandemic or contagious disease, such as the recent COVID-19 pandemic; and
•natural disasters.
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

PIONEER NATURAL RESOURCES COMPANY
The Company may not be insured or is not fully insured against certain of the risks described above, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance. Additionally, the Company relies, to a large extent, on facilities owned and operated by third-parties, and damage to or destruction of those third-party facilities could adversely affect the ability of the Company to produce, gather, process, fractionate, refine, store, transport, export and sell its hydrocarbons.
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
•access to, and the cost and availability of, the equipment, services, resources and personnel required to complete the Company's drilling, completion and operating activities; and
•restrictions, delays or cancellations imposed by or resulting from compliance with or changes in environmental and other governmental, regulatory or contractual requirements.
The Company's future drilling activities may not be successful and, if unsuccessful, the Company's proved reserves and production would decline, which could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to recognize exploration and abandonments expense in 2022.
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
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory, extension and infill drilling activities. These drilling locations and prospects represent a significant part of the

PIONEER NATURAL RESOURCES COMPANY
Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2021 include proved undeveloped reserves and proved developed non-producing reserves of 130 MMBbls of oil, 92 MMBbls of NGL and 462 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability and cost of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel, and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Well results vary by formation and geographic area, and the Company generally prioritizes its drilling activities to focus on remaining locations that are believed to offer the highest return. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could materially and adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations, the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could materially and adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a material adverse effect on the Company's proved reserves, financial condition and results of operations.
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
In addition, the Company must dispose of the fluids produced from oil and gas production operations, including produced water, which it does directly or through the use of third party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from seismic events near underground disposal wells that are used for the disposal of produced water resulting from oil and gas activities. In 2016, the United States Geological Survey identified Texas as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. Additionally, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission has adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.
In response to recent seismic activity in the Midland Basin over the past couple of years, the Texas Railroad Commission has pursued a series of actions commencing in the latter half of 2021, including suspending deep disposal activity and curtailing certain shallow disposal activities in the areas of heightened seismic activity. Such restrictions have not had a material impact on the Company's operations to date, but further restrictions across the basin as a result of more stringent regulations or legal directives, potential litigation or other developments could materially impact its ability to dispose of produced water, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PIONEER NATURAL RESOURCES COMPANY
The Company's use of seismic data is subject to interpretation and may not accurately identify the presence of oil and gas, which could materially and adversely affect the results of its future drilling operations.
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
The Company's gas processing and gathering systems are subject to operational and regulatory risks, which could result in significant damages and the loss of revenue.
As of December 31, 2021, the Company owns interests in 11 gas processing plants, including the related gathering systems. There are significant risks associated with the operation of gas processing plants and the associated gathering systems. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of gas processing plants or gathering systems could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
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
Financial Risks
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
•global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent COVID-19 virus, which may reduce the demand for oil, NGL and gas because of reduced global or national economic activity;
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
•the proximity, capacity, cost and availability of gathering systems, pipelines and other processing, fractionation, refinery, storage and export facilities; and
•the price, availability and acceptance of alternative fuels.
Commodity prices have historically been, and continue to be, extremely volatile. For example, the Brent oil prices in 2021 ranged from a high of $86.40 to a low of $51.09 per Bbl and the NYMEX gas prices in 2021 ranged from a high of $6.31 to a low of $2.45 per MMBtu. The Company expects this volatility to continue. A further or extended decline in commodity prices could materially and adversely affect the Company's future business, financial condition, results of operations, liquidity

PIONEER NATURAL RESOURCES COMPANY
or its ability to fund planned capital expenditures, pay dividends or repurchase shares of common stock. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancellable capital and transportation commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short-term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
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
The Company is a borrower under fixed rate senior and convertible notes and maintains a Credit Facility that was undrawn as of December 31, 2021. The terms of the Company's borrowings specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. In addition, from time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations, including firm purchase, transportation and fractionation commitments, gathering, processing, transportation and storage commitments on uncertain volumes of future throughput, commitments to purchase minimum volumes of goods and services, operating lease agreements and drilling commitments. The Company's financial commitments could have important consequences to its business including, but not limited to, the following:
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
The Company's return of capital strategies, including its base and variable dividend policy and share repurchase program, may be changed at the discretion of the Company's board of directors, and the Company's ability to declare and pay base and variable dividends and repurchase shares are subject to certain considerations.
Dividends, whether base or variable, are authorized and determined by the Company's board of directors at its sole discretion. The Company's stock repurchase program has no time limit, may be modified, suspended or terminated at any time by the board of directors, and the repurchase of shares pursuant to the stock repurchase program approved by the board of directors are made from time to time based on management's discretion. Decisions regarding the payment of dividends and the repurchase of shares are subject to a number of considerations, including:
•cash available for distribution or repurchases;
•the Company's results of operations and anticipated future results of operations;
•the Company's financial condition, especially in relation to its anticipated future capital needs;
•the level of cash reserves the Company maintains to fund future capital expenditures;
•the Company's stock price; and
•other factors the board of directors deems relevant.
The frequency and amount of dividends, if any, may vary significantly from amounts paid in previous periods. The Company can provide no assurance that it will continue to pay base or variable dividends or authorize share repurchases at the current rate or at all. Any elimination of or downward revision in the Company's base or variable dividend payout or stock repurchase program could adversely affect the total return of an investment in and have a material adverse effect on the market price, of the Company's common stock.
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
The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company is unable to predict changes in a counterparty's creditworthiness or ability to perform. Even if the Company accurately predicts sudden changes, the Company's ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, the Company's derivative receivable positions generally increase, which increases the Company's counterparty credit exposure. In periods of lower commodity prices, if any of the Company's counterparties were to default on its obligations under the Company's derivative arrangements, such a default could (i) have a material adverse effect on the Company's results of operations, (ii) result in a larger percentage of the Company's future production being subject to commodity price changes and (iii) increase the likelihood that the Company's derivative arrangements may not achieve their intended strategic purposes.
The Company's derivative risk management activities could result in financial losses, limit the Company's potential gains or fail to protect the Company from declines in commodity prices; the Company may not enter into derivative arrangements with respect to future volumes if prices are unattractive.
The Company has historically entered into derivative arrangements covering a portion of its oil, NGL and gas production to mitigate the effect of commodity price volatility on the Company's net cash provided by operating activities and its net asset value, support the Company's annual capital expenditure plans and planned dividend payments. In addition, Pioneer assumed existing derivative arrangements in the Parsley Acquisition and DoublePoint Acquisition, which are now part of the Company's consolidated derivative arrangements. These derivative arrangements, on a combined basis, are subject to mark-to-market accounting treatment, and the changes in fair market value of the contracts are reported in the Company's statements of operations each quarter, which may result in significant noncash gains or losses.
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
Failure to protect against declines in commodity prices exposes the Company to reduced liquidity when prices decline. A sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Company could enter into derivative contracts on future volumes. The Company has significantly reduced its derivative arrangements for 2022 and beyond; therefore, any decreases in commodity prices for oil, NGLs and gas could have a material adverse effect on the Company's financial condition, cash flow, liquidity and results of operations.
Pioneer's ability to utilize its U.S. net operating loss carryforwards to offset future income taxes may be limited.
As of December 31, 2021, Pioneer had U.S. federal net operating loss carryforwards ("NOLs") of $6.0 billion. Of the total NOLs, $2.2 billion were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2032, and $3.8 billion were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely under current tax law. Pioneer's ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 of the Code ("Section 382") generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least five percent of such corporation's stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation's NOLs would be subject to an annual limitation under Section

PIONEER NATURAL RESOURCES COMPANY
382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation's stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.
The Company periodically evaluates its unproved oil and gas properties to determine recoverability of its cost and could be required to recognize noncash charges in the earnings of future periods.
As of December 31, 2021, the Company carried unproved oil and gas property costs of $6.1 billion. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases and the contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings in the period in which the unproved oil and gas properties is determined to be impaired.
The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.
As of December 31, 2021, the Company had a carrying value for goodwill of $243 million. Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) management's outlook for commodity prices and costs and expenses, (iv) changes in the Company's market capitalization, (v) changes in the Company's weighted average cost of capital and (vi) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired. If incurred, an impairment of the goodwill could result in a material noncash charge to the Company's earnings in the period in which goodwill is determined to be impaired.
Health, Safety and Environmental Risks
The Company's operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limit the areas in which oil and gas production may occur, and reduce demand for the oil and gas production it provides.
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.
No comprehensive climate change legislation has been implemented at the federal level, but President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. During 2020, the former Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden's executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound ("VOC") emissions in the oil and gas source category. This proposed rule would apply to upstream and midstream facilities at oil and gas well sites, gas gathering and boosting compressor stations, gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95 percent through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. EPA anticipates issuing a final rule before the end of 2022.

PIONEER NATURAL RESOURCES COMPANY
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and restriction of GHG emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties ("COP26"), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States. President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. The Company is not currently a defendant in any of these lawsuits, but it could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact the Company's operations and could have an adverse impact on its financial condition.
Additionally, the Company's access to capital may be impacted by climate change policies. Shareholders and bondholders that are currently invested in fossil-fuel energy companies are concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While the Company cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact the Company's business and operations. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer's existing climate disclosures misleading or deficient.
Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic

PIONEER NATURAL RESOURCES COMPANY
events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to the Company's assets and thus could have an adverse effect on its exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While the Company's consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, its ability to mitigate the adverse impacts of these events depends in part on the effectiveness of its facilities and its disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
The occurrence of any one or more of these developments with respect to climate change initiatives and further restrictions on GHG emissions could have a material adverse effect on the Company's business, financial condition and results of operations.
The nature of the Company's assets and production operations may impact the environment or cause environmental contamination, which could result in material liabilities to the Company.
The Company's assets and production operations may give rise to significant environmental costs and liabilities as a result of the Company's handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to its operations, and due to past industry operations and waste disposal practices. The Company's oil and gas business involves the generation, handling, treatment, storage, transport and disposal of wastes, hazardous substances and petroleum hydrocarbons and is subject to environmental hazards, such as oil and produced water spills, NGL and gas leaks, pipeline and vessel ruptures and unauthorized discharges of such wastes, substances and hydrocarbons, that could expose the Company to substantial liability due to pollution and other environmental damage. The Company could also incur costs and liabilities arising out of the unintended release of its flowback water or certain other oilfield fluids that the Company injects or has injected into non-producing formations. Another consequence of such contamination may be lawsuits alleging that its operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The occurrence of any one or more of these developments could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company's hydraulic fracturing and former sand mining operations may result in silica-related health issues and litigation that could have a material adverse effect on the Company.
The Company routinely conducts hydraulic fracturing in its drilling and completion programs, which activity requires management and use of significant volumes of sand. Additionally, the Company owns and formerly operated certain sand mining operations. The inhalation of respirable crystalline silica dust is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders, such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect the Company through the threat of product liability or personal injury lawsuits, enacted OSHA silica regulations and increased scrutiny by federal, state and local regulatory authorities. The occurrence of significant silica-related health issues as well as any pending or future claims or inadequacies of insurance coverage or contractual indemnification arising out of such issues could have a material adverse effect on the Company's results of operations.
Increasing attention to ESG matters may impact the Company's business.
Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such business entity could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for the Company's hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on its stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for the Company's hydrocarbon products, additional governmental investigations and private litigation, an increase in shareholder activism as shareholders may attempt to effect changes to the Company's business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise, or constraints in sources of capital as certain financial institutions, institutional investors and other sources of capital limit or eliminate their investment in oil and gas activities.

PIONEER NATURAL RESOURCES COMPANY
As part of the Company's ongoing effort to enhance its ESG efforts, its board of directors has established a Sustainability and Climate Oversight Committee, which is charged with the ongoing oversight of the Company's corporate climate-related risk analysis, as well as its Sustainability Report, Climate Risk Report and other related activities. Additionally, in 2021, to further strengthen the Company's ESG performance, it enhanced its aspirational emissions reduction goals as follows: (i) increased its emissions reduction targets for its methane emissions intensity from a 40 percent reduction to a 75 percent reduction by 2030 and its GHG emissions intensity from a 25 percent reduction to a 50 percent reduction by 2030 and (ii) maintaining a flaring intensity standard of less than one percent of gas produced and to end routine flaring by 2030, with an aspirational goal to achieve it by 2025. While the Company may elect to establish various voluntary ESG targets now or in the future, such targets are aspirational. The Company may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent the Company elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate its ESG impact instead of actual changes in ESG performance. Notwithstanding the Company's election to pursue aspirational targets now or in the future, it may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but the Company cannot guarantee it will be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company's stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of the Company's operations by certain investors. Additionally, though the Company believes it can achieve its voluntary ESG targets and goals, any failure to realize or the perception of a failure to realize voluntary targets or long-term goals, could lead to a negative perception of the Company.
Regulatory Risks
The Company's operations are subject to stringent environmental, oil and gas-related and occupational safety and health legal requirements that could increase its costs of doing business and result in operating restrictions, delays or cancellations in the permitting, drilling or completion of oil and gas wells, which could have a material adverse effect on the Company's business, results of operations and financial condition.
The Company's oil and gas exploration and production operations are subject to stringent federal, state and local legal requirements governing, among other things, the drilling of wells (including allocation wells on two or more leaseholds that are not pooled), rates of production, the size and shape of drilling and spacing units or proration units, the transportation and sale of oil, NGLs and gas, the discharging of materials into the environment, environmental protection and occupational safety and health. These requirements may take the form of laws, regulations, and executive actions, and noncompliance with these legal requirements may subject the Company to sanctions, including administration, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. Changes in administrative procedures or authorizations, court decisions, and legislative action with respect to any of these areas, including authorizations for allocation wells, could have a material adverse effect on the Company's anticipated future production, results of operations and financial condition.
In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised

PIONEER NATURAL RESOURCES COMPANY
NAAQS could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs.
In another example, there continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order to further review and assess these regulations consistent with the new administration's policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to the 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of "waters of the United States." The proposed rule, if adopted would serve as an interim approach to "waters of the United States" and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that any new final rule or rules issued by the EPA and Corps under the Biden Administration expands the scope of the CWA's jurisdiction in areas where the Company conducts operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for the Company's operations, which may reduce the Company's rate of production of oil and gas and have a material adverse effect on the Company's business, results of operations and cash flows.
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
At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Also, in 2016, the BLM under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM, under the Trump Administration, published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals to those decisions are ongoing.
Notwithstanding these regulatory developments, the Biden Administration has issued executive orders, could issue additional executive orders and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, the Biden Administration issued an order in January 2021 suspending the issuance of

PIONEER NATURAL RESOURCES COMPANY
new leases on federal lands and waters pending review and reconsideration of federal oil and gas leasing and permitting practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Separately, the DOI released its report on federal oil and gas leasing and permitting practices in November 2021, following a review of the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program and, in respect of the onshore sector, recommends adjusting royalty rates to ensure that the full value of the tracts being leased are captured and strengthening financial assurance coverage amounts that are more protective of the federal government and taxpayers. Certain of the report recommendations require action by Congress and cannot be implemented unilaterally by the new administration and, thus, the extent to which the Biden Administration will act upon the report's recommendations cannot be predicted at this time. Further constraints may be adopted by the Biden Administration in the future.
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
The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS"), during the Trump Administration, issued a final rule on January 7, 2021, which clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, its nests, or its eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the MBTA prohibits incidental takes of migratory birds. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. In addition, the FWS may make new determinations on the listing of species as endangered or threatened under the ESA. The dunes sagebrush lizard and the lesser prairie chicken are examples of species that, if listed as endangered or threatened under the ESA in the future, could impact the Company's operations. The designation of previously unprotected species or the re-designation of under protected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on its development and production activities that could have a material adverse effect on the Company's ability to develop and produce reserves.
The Company's transportation of gas; sales and purchases of oil, NGLs and gas or other energy commodities and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.
The FERC, the Federal Trade Commission ("FTC") and the U.S. Commodities Futures Trading Commission ("CFTC") hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Company's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Company's transportation of gas in interstate commerce, physical sales and purchases of oil, NGL, gas or other energy commodities, and any derivative activities related to these energy commodities, the Company is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could result in agency actions that could materially and adversely affect the Company's results of operations and financial condition.
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
In 2021, the CFTC voted to finalize a new set of rules regarding position limits for certain physical commodity derivatives (the "Final Position Limits Rule"). The Final Position Limits Rule establishes new and amended position limits for futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents. Under the Final Position Limits Rule, certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC's requirements for certain enumerated "bona fide" derivative transactions, pass-through swaps and certain anticipatory hedges. The Final Position Limits Rule also includes new exemptions for conditional spot-month positions in gas, preexisting positions acquired in good faith and, in limited circumstances, upon request to the CFTC.
The CFTC has also adopted final rules regarding the aggregation requirements applicable to position limits (such rules, as expanded by the Final Positions Limits Rule, the "Aggregation Rule"). The Aggregation Rule requires the aggregation of positions in commodity futures contracts and the economically equivalent futures, options and swaps held by separate but related entities for purposes of determining compliance with position limits. Absent an applicable exemption, aggregation is required across accounts in which a market participant holds at least a ten percent equity interest or where multiple accounts with identical trading strategies are controlled by such aggregating entity. The CFTC has granted relief from some of the aggregation requirements in the Aggregation Rule until August 12, 2022 for aggregating entities that hold or control the trading of multiple accounts or entities with substantially identical trading strategies unless they hold or control such accounts or entities to willfully evade applicable position limits. The Final Position Limits Rule provides that, by January 21, 2022, market participants need to comply with speculative position limits applicable for commodity futures contracts, other than economically equivalent swaps. Economically equivalent swaps will become subject to position limits under the Final Position Limits Rule on January 1, 2023. These rules may affect both the size of the positions that the Company may hold and the ability or willingness of counterparties to trade with the Company, potentially increasing the costs of transactions. Moreover, such changes could materially reduce the Company's access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices. The ultimate effect of these rules and any additional regulations on the Company's business is uncertain.
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
The full impact of the Dodd-Frank Act and related regulatory requirements upon the Company's business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. In addition, it is possible that the Biden administration could expand regulation of the over-the-counter derivatives market and the entities that participate in that market through either the Dodd-Frank Act or the enactment of new legislation. The Dodd-Frank Act (and any regulations implemented thereunder) and any new legislation could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters and reduce the Company's ability to monetize or restructure its existing derivative contracts. Further, the Dodd-Frank Act was enacted, in part, for the purpose of preventing the burdens associated with excessive speculation causing sudden or unreasonable fluctuations or unwarranted changes in the price of an underlying commodity (including oil and gas). The Company's revenues could therefore be materially and adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.

PIONEER NATURAL RESOURCES COMPANY
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
The Company's bylaws provide to the fullest extent permitted by law that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee, agent or stockholder of the Company to the Company or the Company's stockholders, (c) any action against the Company arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action against the Company or any director, officer, other employee or agent of the Company asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company's certificate of incorporation or the Company's bylaws. The Company's bylaws also provided that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933. Although the Company's bylaws provide for an exclusive forum for causes of action under the Securities Act of 1933, its stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company's directors, officers or other employees, which may discourage such lawsuits against the Company or the Company's directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company's bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
Risks Associated with Acquisitions
The financial and operational synergies attributable to acquisitions may vary from expectations.
Pioneer may fail to realize the anticipated benefits and synergies expected from acquisitions, which could adversely affect its business, financial condition and operating results. The success of an acquisition will depend, in significant part, on Pioneer's ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. Actual operating, technological, strategic and revenue synergies, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If Pioneer is not able to achieve these objectives and realize the anticipated benefits and synergies expected from an acquisition within the anticipated timing or at all, Pioneer's business, financial condition and operating results may be adversely affected.
Litigation relating to acquisitions could result in substantial costs to the Company.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these

PIONEER NATURAL RESOURCES COMPANY
claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on the Company's liquidity and financial condition.
The Company, subsidiaries, or persons that have indemnification rights against the Company or its subsidiaries may be named in one or more lawsuits in connection with prior acquisitions. If any such lawsuits are filed, there can be no assurance that the Company and the other defendants will be successful in the outcome of any such pending or any potential future lawsuits. The defense or settlement of any of these potential lawsuits may adversely affect the Company's business, liquidity, financial condition and results of operations.
The Company's future results will suffer if it does not effectively manage its expanded operations.
As a result of acquisitions, the size and geographic footprint of the Company's business will likely increase. The Company's future success will depend, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and the associated increased costs and complexity. The Company may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from acquisitions.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2021, 2020 and 2019 is based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI").
Reserve estimation procedures. The Company has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC requirements. These controls include oversight of the reserves estimation reporting processes by Pioneer's Corporate Reserves Group ("Corporate Reserves") and an annual external audit of substantial portions of the Company's proved reserves by NSAI.
Corporate Reserves is staffed with reservoir engineers who prepare reserve estimates using reservoir engineering information technology. Corporate Reserves interacts with the exploration and production functions to ensure all available engineering and geologic data is taken into account prior to establishing or revising an estimate. There is oversight of the reservoir engineers by the Director of Reserves who is in turn subject to direct oversight by the Company's management committee ("MC"), which is comprised of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other executive officers.
All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for appropriateness and compliance with SEC rules and U.S. GAAP. Annually, the MC reviews the reserve estimates, and any differences with NSAI for the portion of the reserves that it audits, before these estimates are approved. The engineers who participate in the reserve estimation and disclosure process periodically attend training provided by external consultants and through internal Pioneer programs. Additionally, Corporate Reserves has prepared and maintains written policies and guidelines for its staff to reference on reserve estimation and preparation to promote consistency in the preparation of the Company's reserve estimates and compliance with the SEC reserve estimation and reporting rules.
Proved reserves audits. The proved reserves audited by NSAI, in aggregate, represented the following:

	As of December 31,
	2021	2020	2019
Proved reserves audited by NSAI	93%	89%	83%
Pre-tax present value of proved reserves discounted at ten percent audited by NSAI	96%	100%	99%
In connection with the annual reserves audit, NSAI prepared its own estimates of the Company's proved reserves and compared its estimates to those prepared by the Company. NSAI determined that the Company's estimates of reserves were prepared in accordance with the definitions and regulations of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on the Company's proved reserves as of December 31, 2021, 2020 and 2019, respectively, based upon their evaluation. NSAI concluded that the Company's estimates of proved reserves were, in the aggregate, reasonable and had been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI's audit report as of December 31, 2021, which should be read in its entirety, is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Director of Reserves, the technical person who is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. The qualifications of the Director of Reserves include 42 years of international and domestic experience as a petroleum engineer, with 24 years focused on reserves reporting for independent oil and gas companies, including Pioneer. He has an additional 20 years of Permian Basin-focused production engineering, advanced reservoir engineering, petrophysics, consulting and special project research experience with major oil companies. His educational background includes an undergraduate degree in Geological Engineering, with a Petroleum Engineering emphasis.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Company's reserves estimates is a Licensed Professional Engineer in the State of Texas and has been practicing consulting petroleum engineering at NSAI since 1993. He graduated with a Bachelor of Science degree in Chemical Engineering in 1983 and meets

PIONEER NATURAL RESOURCES COMPANY
or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information.
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
Proved Reserves
The Company's oil and gas proved reserves are as follows:

	Proved Reserve Volumes
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	%
As of December 31, 2021:
Developed	847,632	584,492	3,076,329	1,944,845	88%
Undeveloped	119,996	85,488	430,379	277,214	12%
	967,628	669,980	3,506,708	2,222,059	100%
As of December 31, 2020:
Developed	539,320	362,584	1,855,607	1,211,172	95%
Undeveloped	29,464	16,603	84,493	60,149	5%
	568,784	379,187	1,940,100	1,271,321	100%
As of December 31, 2019:
Developed	571,293	268,468	1,429,417	1,077,997	95%
Undeveloped	32,457	13,515	70,096	57,655	5%
	603,750	281,983	1,499,513	1,135,652	100%
_____________________
(a)Total proved gas reserves include 186,325 MMcf, 115,239 MMcf and 100,236 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors) as of December 31, 2021, 2020 and 2019, respectively.
The Company's Standardized Measure of total proved reserves are as follows:

	As of December 31,
	2021	2020	2019
	(in millions)
Proved developed reserves	$24,992	$6,992	$9,386
Proved undeveloped reserves	2,692	210	348
	$27,684	$7,202	$9,734
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,
	2021	2020	2019
Oil per Bbl	$66.56	$39.57	$55.93
Gas per Mcf	$3.60	$1.98	$2.58

PIONEER NATURAL RESOURCES COMPANY
See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Description of Properties
Average daily oil, NGLs, gas and total production is as follows:

Year Ended December 31, 2021
Oil (Bbls)	356,986
NGL (Bbls)	143,026
Gas (Mcf) (a)	703,919
Total (BOE)	617,332
_____________________
(a)Gas production excludes gas produced and used as field fuel.
Costs incurred are as follows:

Year Ended December 31, 2021
(in millions)
Proved property acquisition costs (a)	$9,039
Unproved property acquisition costs (a)	8,090
Exploration costs	2,682
Development costs	699
Asset retirement obligations	15
$20,525
_____________________
(a)Primarily proved and unproved acquisition costs related to the Parsley Acquisition of $5.1 billion and $5.6 billion, respectively, and proved and unproved acquisition costs related to the DoublePoint Acquisition of $3.9 billion and $2.4 billion, respectively.
Development and exploratory/extension drilling activity is as follows:

	Year Ended December 31, 2021
	Development	Exploratory/Extension
Beginning wells in progress	17	202
Wells spud	40	460
Successful wells	(54)	(488)
Wells acquired	23	106
Wells sold	—	(10)
Ending wells in progress	26	270
As of December 31, 2021, the Company holds 976,000 gross acres (863,000 net acres), of which 961,000 gross acres (852,000 net acres) are located in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field with interests in the northern portion of the play of 749,000 gross acres and its interests in the southern portion of the play, where the Company has a joint venture with Sinochem, comprise 212,000 gross acres. The Parsley Acquisition and DoublePoint Acquisition added 115,000 gross acres and 107,000 gross acres, respectively, to the Company's position in the Midland Basin.
The oil produced from the Spraberry/Wolfcamp field in the Midland Basin is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations, the Spraberry, the Jo Mill, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 7,500 feet to 14,000 feet. The Company believes that it has significant resource potential within its Spraberry, Jo Mill and Wolfcamp acreage, based on the Company's extensive geologic data covering the Middle Spraberry, Jo Mill and Lower Spraberry intervals, the Wolfcamp A, B, C and D intervals and the Company's drilling results to-date.

PIONEER NATURAL RESOURCES COMPANY
During 2021, the Company successfully completed 445 wells in the northern portion of the Midland Basin, 80 wells in the southern portion of the Midland Basin and 17 wells in the Delaware Basin, which were sold in December 2021 as part of the Delaware Divestiture. In the northern portion of the Midland Basin, 35 percent of the horizontal wells placed on production were Wolfcamp A interval wells, 34 percent were Spraberry interval wells and the remaining 31 percent were primarily Wolfcamp B interval wells. In the southern portion of the Midland Basin, the majority of the wells placed on production were Wolfcamp A and B interval wells. In the Delaware Basin, 65 percent were Wolfcamp A and B interval wells and the remaining 35 percent were in the Bone Spring interval.
The Company continues to complete acreage trades that allow the Company to drill wells with longer laterals, improving the expected returns of the wells. The Company estimates that the acreage trades completed in 2021 added approximately 1.6 million lateral feet to the Company's drilling inventory.
The Company plans to operate 22 to 24 horizontal drilling rigs and approximately six frac fleets in the Midland Basin in 2022. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Selected Oil and Gas Information
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand is affected by general economic conditions, such as the COVID-19 pandemic, and weather and other seasonal conditions, such as hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. A decline in oil, NGL and gas prices or poor drilling results could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access the capital markets.
The following tables set forth production, price and cost data with respect to the Company's properties. These amounts represent the Company's historical results of operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not match the proved reserve volume tables in "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" because field fuel volumes are included in the proved reserve volume tables. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA

	Year Ended December 31, 2021
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	130,296	130,300
NGLs (MBbls)	52,200	52,204
Gas (MMcf)	256,926	256,931
Total (MBOE)	225,316	225,326
Average daily sales volumes:
Oil (Bbls)	356,974	356,986
NGLs (Bbls)	143,014	143,026
Gas (Mcf)	703,906	703,919
Total (BOE)	617,304	617,332
Average prices:
Oil (per Bbl)	$67.60	$67.60
NGLs (per Bbl)	$32.70	$32.70
Gas (per Mcf)	$3.85	$3.85
Revenue (per BOE)	$51.06	$51.05
Average costs (per BOE):
Production costs:
Lease operating	$2.97	$2.97
Gathering, processing and transportation	3.14	3.14
Net natural gas plant	(0.93)	(0.93)
Workover	0.45	0.45
Total	$5.63	$5.63
Production and ad valorem taxes:
Ad valorem	$0.48	$0.48
Production	2.41	2.41
Total	$2.89	$2.89
Depletion expense	$10.81	$10.81

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2020
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	77,086	77,095
NGLs (MBbls)	31,368	31,376
Gas (MMcf)	155,611	155,662
Total (MBOE)	134,389	134,415
Average daily sales volumes:
Oil (Bbls)	210,618	210,641
NGLs (Bbls)	85,706	85,728
Gas (Mcf)	425,167	425,307
Total (BOE)	367,185	367,253
Average prices:
Oil (per Bbl)	$37.24	$37.24
NGLs (per Bbl)	$15.62	$15.62
Gas (per Mcf)	$1.73	$1.73
Revenue (per BOE)	$27.01	$27.01
Average costs (per BOE):
Production costs:
Lease operating	$3.00	$3.00
Gathering, processing and transportation	2.59	2.59
Net natural gas plant	(0.76)	(0.76)
Workover	0.24	0.24
Total	$5.07	$5.07
Production and ad valorem taxes:
Ad valorem	$0.64	$0.64
Production	1.17	1.17
Total	$1.81	$1.81
Depletion expense	$11.55	$11.55

PIONEER NATURAL RESOURCES COMPANY
PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2019
	Permian Basin	Total Company
Annual sales volumes:
Oil (MBbls)	77,053	77,509
NGLs (MBbls)	25,960	26,398
Gas (MMcf)	128,848	133,245
Total (MBOE)	124,488	126,114
Average daily sales volumes:
Oil (Bbls)	211,104	212,353
NGLs (Bbls)	71,123	72,323
Gas (Mcf)	353,007	365,055
Total (BOE)	341,062	345,518
Average prices:
Oil (per Bbl)	$53.77	$53.77
NGLs (per Bbl)	$19.36	$19.33
Gas (per Mcf)	$1.75	$1.79
Revenue (per BOE)	$39.13	$38.98
Average costs (per BOE):
Production costs:
Lease operating	$4.52	$4.57
Gathering, processing and transportation	2.19	2.24
Net natural gas plant	(0.60)	(0.59)
Workover	0.72	0.71
Total	$6.83	$6.93
Production and ad valorem taxes:
Ad valorem	$0.62	$0.63
Production	1.76	1.75
Total	$2.38	$2.38
Depletion expense	$12.85	$12.78

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
Productive oil and gas wells attributable to the Company's properties are as follows:

As of December 31, 2021
Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
10,754	28	10,782	8,470	22	8,492
Developed, undeveloped and royalty leasehold acreage is as follows:

As of December 31, 2021
Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
917,966	809,942	57,892	53,325	137,690
The expiration dates of the leases attributable to gross and net undeveloped acres are as follows:

	As of December 31, 2021
	Acres Expiring
	Gross	Net
2022 (a)	47,570	46,021
2023	3,291	2,968
2024	3,968	1,839
2025	2,560	1,996
2026	—	—
Thereafter	503	501
	57,892	53,325
 _____________________
(a)The Company has an active drilling program and ongoing efforts to extend leases that may not be drilled prior to expiration. The Company currently has no proved undeveloped reserve locations scheduled to be drilled after lease expiration. Approximately 42,000 net acres expiring are subject to continuous drilling obligations, which the Company expects to meet with its active drilling program.

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

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Productive wells:
Development	54	13	26	52	12	20
Exploratory/extension	488	242	280	440	218	249
Dry holes:
Exploratory/extension	—	—	1	—	—	1
	542	255	307	492	230	270
Success ratio (a)	100%	100%	100%	100%	100%	100%
______________________
(a)Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.
Wells in process of being drilled are as follows:

	As of December 31, 2021
	Gross Wells	Net Wells
Development	26	25
Exploratory/extension	270	236
	296	261

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

Name	Position	Age
Scott D. Sheffield	Chief Executive Officer	69
Richard P. Dealy	President and Chief Operating Officer	55
Mark S. Berg	Executive Vice President, Corporate Operations	63
Chris J. Cheatwood	Executive Vice President, Advisor to the Management Committee	61
J.D. Hall	Executive Vice President, Operations	56
Mark H. Kleinman	Executive Vice President and General Counsel	60
Elizabeth A. McDonald	Senior Vice President, Strategic Planning, Field Development and Marketing	43
Neal H. Shah	Senior Vice President and Chief Financial Officer	51
Tyson L. Taylor	Senior Vice President, Human Resources	43
Margaret M. Montemayor	Vice President and Chief Accounting Officer	44
Scott D. Sheffield
Mr. Sheffield has served as the Company's Chief Executive Officer since February 2019, and held the additional title of President from February 2019 through the end of 2020. Previously, he had served as Chief Executive Officer of the Company from 1997 through December 31, 2016, and then as the Executive Chairman until December 31, 2017. He has served as a director of the Company since 1997 and had served as Chairman of the board of directors from 1999 through February 2019. Mr. Sheffield was the Chairman of the board of directors and Chief Executive Officer of Parker & Parsley Petroleum Company, a predecessor of the Company (together with its predecessor companies, "Parker & Parsley"), from January 1989 until the Company was formed in August 1997. Mr. Sheffield joined Parker & Parsley as a petroleum engineer in 1979, was promoted to Vice President - Engineering in September 1981, was elected President and a Director in April 1985, and became Parker & Parsley's Chairman of the board of directors and Chief Executive Officer on January 19, 1989. Before joining Parker & Parsley, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. Mr. Sheffield is also a director of The Williams Companies, Inc. Mr. Sheffield is a distinguished graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering.
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

PIONEER NATURAL RESOURCES COMPANY
Tyson L. Taylor
Ms. Taylor was elected as the Company's Senior Vice President, Human Resources, in November 2021. Prior to her current role, Ms. Taylor served as Vice President, Human Resources, from April 2019 through November 2021. Ms. Taylor has 20 years of Human Resources experience, including 11 years with the Company, during which she has worked in all areas of the Company's Human Resources department. Ms. Taylor previously held the positions of Vice President, Learning and Development, and Director, Organizational Development and Recruiting. Ms. Taylor earned a Bachelor of Business Administration from the University of North Texas and a Master of Business Administration from Southern Methodist University.
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
As of February 18, 2022, the Company's common stock was held by 8,609 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended December 31, 2021
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
October 1 - 31, 2021	403	$166.51	—	$1,090,693,887
November 1 - 30, 2021	742,544	$182.20	740,908	$955,701,365
December 1 - 31, 2021	638,801	$180.04	638,726	$840,702,938
	1,381,748		1,379,634
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
The graph below compares the cumulative total stockholder return on the Company's common stock during the five-year period ended December 31, 2021, with cumulative total returns during the same period for the Standard & Poor's ("S&P") 500 Index and the S&P Oil and Gas Exploration & Production Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Pioneer
S&P 500 Index
S&P O&G E&P Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31,
	2016	2017	2018	2019	2020	2021
Pioneer Natural Resources Company	$100.00	$96.04	$73.21	$84.98	$65.57	$108.99
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P Oil & Gas Exploration & Production	$100.00	$93.69	$75.42	$84.49	$54.56	$102.08
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED

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
On May 4, 2021, the Company completed the acquisition of Double Eagle III Midco 1 LLC in exchange for 27 million shares of Pioneer common stock representing stock consideration transferred of $4.2 billion, $1.0 billion of cash and the assumption of $890 million of debt. The DoublePoint Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. The results of operations attributable to the assets acquired in the DoublePoint Acquisition were included in the Company's consolidated financial statements beginning in May 2021.
On January 12, 2021, the Company completed the acquisition of Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE", pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC. The Parsley Acquisition was accounted for as a business combination, with the fair value of the acquisition consideration allocated to the acquisition date fair value of assets acquired and liabilities assumed. As acquisition consideration, the Company issued 52 million shares of Pioneer common stock (representing stock consideration transferred of $6.9 billion) and assumed $3.2 billion of Parsley's debt. The results of operations attributable to the assets acquired in the Parsley Acquisition were included in the Company's consolidated financial statements beginning on January 12, 2021.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Delaware Divestiture and Glasscock Divestiture
The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
In December 2021, the Company completed the divestiture of its Delaware Basin assets to Continental Resources, Inc. for cash proceeds of $3.1 billion, after normal closing adjustments. The sale of these assets resulted in a pretax loss of $1.1 billion.
In October 2021, the Company completed the sale of 20,000 net acres in western Glasscock County to Laredo Petroleum, Inc. in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million, after normal closing adjustments. The sale of these assets resulted in a pretax gain of $1 million.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Financial and Operating Performance
The Company's financial and operating performance for 2021 included the following highlights:
•Net income attributable to common stockholders was $2.1 billion ($8.61 per diluted share) for the year ended December 31, 2021, as compared to a net loss of $200 million ($1.21 per diluted share) in 2020. The primary components of the $2.3 billion increase in earnings attributable to common stockholders include:
•a $7.9 billion increase in oil and gas revenues, primarily due to an 89 percent increase in average realized commodity prices per BOE as a result of higher commodity prices in 2021 due to the continued recovery in oil and gas demand from levels achieved earlier in the COVID-19 pandemic, and a 68 percent increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Permian Basin, the Parsley Acquisition and the DoublePoint Acquisition;
partially offset by:
•a $1.9 billion decrease in derivative results, primarily due to changes in forward commodity prices, the cash settlement of derivative positions in accordance with their terms and liquidating certain of the Company's 2022 commodity derivative contracts prior to their maturities;

PIONEER NATURAL RESOURCES COMPANY
•the aforementioned loss of $1.1 billion that was recognized in 2021 associated with the sale of the Company's Delaware Basin assets;
•a $994 million increase in production costs, including taxes, primarily attributable to (i) increased costs related to the production added from the Parsley Acquisition and the DoublePoint Acquisition and (ii) the increase in production taxes as a result of the aforementioned 89 percent increase in average realized commodity prices per BOE;
•an $859 million increase in DD&A expense, primarily due to the aforementioned increase in daily sales volumes; and
•a $689 million increase in income taxes, primarily due to the increase in earnings in 2021 compared to 2020.
•During 2021, average daily sales volumes increased on a BOE basis by 68 percent to 617,332 BOEPD, as compared to 367,253 BOEPD during 2020, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, the Parsley Acquisition and the DoublePoint Acquisition.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $67.60, $32.70 and $3.85, respectively, in 2021, as compared to $37.24, $15.62 and $1.73, respectively, in 2020.
•Cash provided by operating activities increased during 2021 to $6.1 billion, as compared to $2.1 billion for 2020. The increase in net cash flow provided by operating activities in 2021, as compared to 2020, is primarily due to the aforementioned increase in oil and gas revenues as a result of higher commodity prices and sales volumes partially offset by (i) additional cash used in derivative activities, (ii) an increase in production costs, including taxes, due to the aforementioned increase in costs attributable to the production added by the Parsley Acquisition and the DoublePoint Acquisition and production taxes attributable to higher commodity prices, and (iii) one-time Parsley Acquisition and DoublePoint Acquisition cash transaction-related costs.
•As of December 31, 2021 and 2020, the Company's net debt to book capitalization was 12 percent and 14 percent, respectively.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC, Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Global oil price levels will ultimately depend on various factors and consequences beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, (iii) the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil, (iv) additional actions by businesses and governments in response to the pandemic, (v) the global supply chain constraints associated with manufacturing delays, and (vi) political stability of oil consuming countries.
The Company continues to assess the impact of the COVID-19 pandemic on the Company and may modify its response as the impact of COVID-19 continues to evolve.

PIONEER NATURAL RESOURCES COMPANY
First Quarter 2022 Outlook
Based on current estimates, the Company expects the following operating and financial results for the first quarter of 2022:

Three Months Ending March 31, 2022
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	620 - 645
Average daily oil production (MBbls)	348 - 363
Production costs per BOE	$9.25 - $10.75
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$68 - $78
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$36 - $41
Other expense	$15 - $30
Cash flow impact from firm transportation (a)	$(55) - $(25)
Current income tax provision (benefit)	$10 - $20
Effective tax rate	22% - 27%
_____________________
(a)The cash flow impact from firm transportation is primarily based on the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cash flow impact attributable to the shortfall.
2022 Capital Budget
The Company's capital budget for 2022 is expected to be in the range of $3.3 billion to $3.6 billion, consisting of drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, and $85 million for water infrastructure and vehicles. The 2022 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
The 2022 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Results of Operations
Results of operations should be read together with the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. See the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company's 2020 results of operations as compared to the Company's 2019 results of operations.

PIONEER NATURAL RESOURCES COMPANY
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

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Oil and gas revenues	$11,503	$3,630	$7,873
Average daily sales volumes are as follows:

	Year Ended December 31,
	2021	2020	% Change
Oil (Bbls)	356,986	210,641	69%
NGLs (Bbls)	143,026	85,728	67%
Gas (Mcf) (a)	703,919	425,307	66%
Total (BOE)	617,332	367,253	68%
____________________
(a)Gas production excludes gas produced and used as field fuel.
Average daily sales volumes per BOE increased for the year ended December 31, 2021, as compared to 2020, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, combined with the production added from the Parsley Acquisition and the DoublePoint Acquisition.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for year ended December 31, 2021, as compared to 2020, increased due to the continued recovery in oil, NGL and gas demand from levels achieved earlier in the COVID-19 pandemic. The average prices are as follows:

	Year Ended December 31,
	2021	2020	% Change
Oil per Bbl	$67.60	$37.24	82%
NGLs per Bbl	$32.70	$15.62	109%
Gas per Mcf	$3.85	$1.73	123%
Total per BOE	$51.05	$27.01	89%
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Permian Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with these transactions are included in purchased commodities expense.

PIONEER NATURAL RESOURCES COMPANY
The net effect of third party purchases and sales of commodities is as follows:

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Sales of purchased commodities	$6,367	$3,394	$2,973
Purchased commodities	6,560	3,633	2,927
	$(193)	$(239)	$46
The change in net sales of purchased commodities for the year ended December 31, 2021, as compared to 2020, is primarily due to a $74 million loss during the first quarter of 2020 attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of January 2020 and February 2020, and was subsequently sold in February 2020 and March 2020, respectively, at lower prices. The change was also impacted by a decrease in margins on the Company's downstream Gulf Coast refinery and export oil sales for the year ended December 31, 2021, as compared to 2020.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest and other income (loss), net.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Interest and other income (loss), net	$23	$(67)	$90
The increase in interest and other income (loss) for the year ended December 31, 2021, as compared to 2020, is primarily due to (i) a noncash net gain of $12 million attributable to the change in fair value of the Company's investment in affiliates, as compared to a noncash net loss of $64 million for the same period in 2020 and (ii) a $42 million noncash loss in 2020 attributable to the decrease in fair value of contingent consideration associated with the Company's sale of its South Texas Eagle Ford assets ("South Texas Divestiture") in May 2019, partially offset by (i) a $15 million decrease in severance and sales tax refunds and (ii) an $11 million decrease in fair value of the Company's short-term investment in Laredo shares in 2021.
See Note 15 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Derivative loss, net.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$437	$(213)	$650
Cash receipts (payments/deferred obligations) on settled derivatives, net (a)	(2,595)	66	(2,661)
Total commodity derivative loss, net	(2,158)	(147)	(2,011)
Marketing derivatives:
Noncash derivative gain (loss), net	14	(112)	126
Cash payments on settled derivatives, net	(39)	—	(39)
Total marketing derivative loss, net	(25)	(112)	87
Interest rate derivatives:
Cash payments on settled derivatives, net	—	(22)	22
Derivative loss, net	$(2,183)	$(281)	$(1,902)
_____________________
(a)Includes $521 million of losses attributable to the early settlement of certain 2022 oil and gas commodity derivatives, of which the Company recognized $508 million of such in losses during the fourth quarter of 2021 related to (i) the termination of certain of its 2022 oil and gas commodity derivative positions and (ii) entering into equal and offsetting oil and gas commodity derivative trades, which had the net effect of eliminating certain of its 2022 derivative positions. The Company will make cash payments of $328 million during 2022 to settle the deferred obligations associated with the offsetting derivatives.
The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes and (ii) support the Company's capital budgeting and expenditure plans. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.
Commodity price derivatives and the relative price impact are as follows:

	Year Ended December 31,
	2021			2020
	Net Cash Payments	Price Impact		Net Cash Receipts (Payments)	Price Impact
	(in millions)			(in millions)
Oil derivative receipts (payments), net (a)	$(1,819)	$(13.96)	per Bbl	$80	$1.03	per Bbl
Gas derivative payments, net (b)	(255)	$(0.99)	per Mcf	(4)	$(0.02)	per Mcf
	$(2,074)			$76
____________________
(a)Excludes the effect from early settlement of certain of the Company's commodity derivative contracts, which resulted in (i) cash payments of $192 million and $11 million for the year ended December 31, 2021 and 2020, respectively, and (ii) deferred obligations with payments to be made in 2022 of $316 million for the year ended December 31, 2021.
(b)Excludes the effect from early settlement of certain of the Company's commodity derivative contracts, which resulted in (i) cash payments of $1 million for the year ended December 31, 2021, (ii) deferred obligations with payments to be made in 2022 of $12 million for the year ended December 31, 2021 and (iii) cash receipts of $1 million for the year ended December 31, 2020.
The Company's open derivative contracts are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Gain (loss) on disposition of assets, net.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Gain (loss) on disposition of assets, net	$(1,067)	$9	$(1,076)
The Company's gain (loss) on disposition of assets is primarily attributable to the following divestitures:

Asset Sold	Completion Date	Net Gain (Loss) Recorded
		(in millions)
Year Ended December 31, 2021:
Delaware Divestiture	December 2021	$(1,087)
Glasscock Divestiture	October 2021	$1
Well services business	March 2021	$9
Other	2021	$10
Year Ended December 31, 2020:
Upton County - Permian Basin acreage and wells	May 2020	$6
Other	2020	$3
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Oil and gas production costs.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Oil and gas production costs	$1,267	$682	$585
Total production costs per BOE are as follows:

	Year Ended December 31,
	2021	2020	% Change
Lease operating expense (a)	$2.97	$3.00	(1%)
Gathering, processing and transportation expense (b)	3.14	2.59	21%
Workover costs (a)	0.45	0.24	88%
Net natural gas plant income (c)	(0.93)	(0.76)	22%
	$5.63	$5.07	11%
_____________________
(a)Lease operating expense and workover costs represent the components of oil and gas production costs over which the Company has management control.
(b)Gathering, processing and transportation expense represents the costs to (i) gather, process, transport and fractionate the Company's gas and NGLs to a point of sale and, to a lesser extent, (ii) gather and transport certain of the Company's oil production to a point of sale.
(c)Net natural gas plant income represents the earnings from the Company's ownership share of gas processing facilities that gather and process the Company's and third party gas.
The change in the Company's production costs per BOE for the year ended December 31, 2021, as compared to 2020, is due to the following:
•Lease operating expense per BOE decreased for the year ended December 31, 2021, as compared to 2020, primarily due to (i) operational synergies achieved from the Parsley Acquisition beginning in January 2021 and the DoublePoint Acquisition beginning in May 2021, partially offset by fuel, electricity and labor-related price increases;
•Gathering, processing and transportation expense per BOE increased for the year ended December 31, 2021, as compared to 2020, primarily due to (i) increased gas and NGL prices during 2021 that resulted in increased gas

PIONEER NATURAL RESOURCES COMPANY
processing costs for those contractual volumes retained by the processor as payment for their services, (ii) increased gas processing and transportation costs as a result of higher electricity costs during Winter Storm Uri in February 2021 and (iii) the assumption of Parsley Acquisition and DoublePoint Acquisition contracts that had higher gathering, processing and transportation costs on a per BOE basis;
•Workover costs per BOE increased for the year ended December 31, 2021, as compared to 2020, due to an increase in workover activity as a result of improved commodity prices being realized in 2021, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased for the year ended December 31, 2021, as compared to 2020, primarily due to improved gas and NGL prices.
Production and ad valorem taxes.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Production and ad valorem taxes	$651	$242	$409
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Year Ended December 31,
	2021	2020	% Change
Production taxes per BOE	$2.41	$1.17	106%
Ad valorem taxes per BOE	0.48	0.64	(25%)
	$2.89	$1.81	60%
Production taxes per BOE increased for the year ended December 31, 2021, as compared to 2020, primarily due to the aforementioned increase in oil, NGL and gas commodity prices. The decrease in ad valorem taxes per BOE for the year ended December 31, 2021, as compared to 2020, is primarily due to lower prior year commodity prices that were used to determine current year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Depletion, depreciation and amortization	$2,498	$1,639	$859
Total DD&A expense per BOE is as follows:

	Year Ended December 31,
	2021	2020	% Change
DD&A per BOE	$11.08	$12.19	(9%)
Depletion expense per BOE	$10.81	$11.55	(6%)
The decrease in both DD&A per BOE and depletion expense per BOE for the year ended December 31, 2021, as compared to 2020, is primarily due to additions of proved reserves attributable to (i) the Company's successful Spraberry/Wolfcamp horizontal drilling program, (ii) the Parsley Acquisition and the Double Point Acquisition and (iii) improved commodity prices (which has the effect of extending the economic life of producing wells). In addition, the DD&A per BOE and depletion expense per BOE attributable to the Parsley Acquisition and the DoublePoint Acquisition were lower than the Company's respective 2020 per BOE amounts.

PIONEER NATURAL RESOURCES COMPANY
Exploration and abandonments expense.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Geological and geophysical	$46	$36	$10
Leasehold abandonments and other	5	11	(6)
	$51	$47	$4
The increase in geological and geophysical costs for the year ended December 31, 2021, as compared to 2020, was primarily due to the relicensing of certain Parsley seismic data in connection with the Parsley Acquisition.
The decrease in leasehold abandonments costs for the year ended December 31, 2021, as compared to 2020, was primarily due to the abandonment of certain unproved properties during 2020 that the Company no longer planned to drill before the leases expired.
During 2021 and 2020, the Company drilled and evaluated 488 and 242 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
General and administrative expense.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Noncash general and administrative expense	$48	$42	$6
Cash general and administrative expense	244	202	42
	$292	$244	$48
The change in noncash general and administrative expense for the year ended December 31, 2021, as compared to 2020, was primarily due to (i) market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets and (ii) an increase in noncash charitable contributions.
The change in cash general and administrative expense for the year ended December 31, 2021, as compared to 2020, was primarily due to (i) the incremental costs assumed in the Parsley Acquisition and DoublePoint Acquisition and (ii) the reinstatement of certain employee benefits during 2021 that were temporarily suspended during 2020 in response to the COVID-19 pandemic.
Total general and administrative expense per BOE is as follows:

	Year Ended December 31,
	2021	2020	% Change
Noncash general and administrative expense	$0.21	$0.31	(32%)
Cash general and administrative expense	1.08	1.51	(28%)
	$1.29	$1.82	(29%)
The decrease in general and administrative expense per BOE for the year ended December 31, 2021, as compared to 2020, reflects the general and administrative synergies achieved from the Parsley Acquisition beginning in January 2021 and the DoublePoint Acquisition beginning in May 2021. The Company added significant sales volumes from the acquisitions with limited associated incremental general and administrative costs being added.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Interest expense.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Noncash interest expense	$10	$34	$(24)
Cash interest expense	151	95	56
	$161	$129	$32
The decrease in noncash interest expense for the year ended December 31, 2021, as compared to 2020, is primarily due to the adoption of Accounting Standards Update ("ASU") 2020-06, effective January 1, 2021, which reversed the debt discount recorded to additional paid-in capital upon issuance of the Company's $1.3 billion principal amount of Convertible Notes to long-term debt. Therefore, noncash interest expense decreased primarily due to a $28 million decrease in amortization associated with the discount attributable to the issuance of the Convertible Notes prior to the adoption of ASU 2020-06. See Note 7 of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for additional information.
The increase in cash interest expense is primarily due to (i) the changes in long-term debt as a result of the Parsley Acquisition and DoublePoint Acquisition (see "Liquidity and Capital Resources" below for additional information) and (ii) the issuance of $1.3 billion of Convertible Notes in May 2020 and $1.1 billion of 1.900% senior notes due 2030 in August 2020, partially offset by (i) the partial repayment of $360 million of the Company's 3.450% senior notes due 2021, $356 million of its 3.950% senior notes due 2022 and $9 million of its 7.200% senior notes due 2028 as a result of the Company's tender offer for these notes in May 2020 and (ii) the repayment of its 3.450% senior notes, with a remaining debt principal balance of $140 million, that matured in January 2021.
The weighted average cash interest rate on the Company's indebtedness for the year ended December 31, 2021 decreased to 1.9 percent, as compared to 2.2 percent for the year ended December 31, 2020.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Other expense.

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Other expense	$410	$321	$89
The increase in other expense for the year ended December 31, 2021, as compared to 2020, is primarily related to increases of (i) $201 million of transaction costs associated with the Parsley Acquisition, (ii) $80 million of costs related to the fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021, (iii) $39 million in facilities expense primarily associated with certain Parsley offices that are no longer occupied and (iv) $33 million of transaction costs associated with the DoublePoint Acquisition, partially offset by decreases of (i) $90 million in the Company's net forecasted deficiency fee obligation and receivable associated with the South Texas Divestiture, (ii) $77 million of employee-related charges primarily associated with the Company's 2020 corporate restructuring and 2020 staffing reduction in its well services business, (iii) $70 million in idle frac fleet fees, stacked drilling rig charges and drilling rig early terminations charges and (iv) $25 million in early extinguishment of debt charges.
See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Income tax benefit (provision).

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Income tax benefit (provision)	$(628)	$61	$(689)
Effective tax rate	23%	23%	—%
The increase in income tax provision for the year ended December 31, 2021, as compared to 2020, is primarily due to an increase of $3.0 billion in income before income taxes.

PIONEER NATURAL RESOURCES COMPANY
See Note 17 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its Credit Facility, (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets. On January 12, 2021, the Company entered into the First Amendment to Credit Agreement, with the primary changes being to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the Credit Facility to January 12, 2026 and nominally adjust the drawn and undrawn pricing.
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases, (v) income taxes and (vi) working capital obligations. Funding for these requirements may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2022 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
During the year ended December 31, 2021, the Company enhanced its liquidity position by refinancing a portion of the debt acquired in the Parsley Acquisition and the DoublePoint Acquisition, issuing new debt and increasing the borrowing capacity under the Credit Facility, with the combined objective of increasing liquidity, extending the Company's debt maturities and lowering the Company's future cash interest expense on long-term debt.
2022 capital budget. The Company's capital budget for 2022 is expected to be in the range of $3.3 billion to $3.6 billion, consisting of drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, and $85 million for water infrastructure and vehicles. The 2022 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
The 2022 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of December 31, 2021, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2021. The Company also had unrestricted cash on hand of $3.8 billion as of December 31, 2021. See the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company's 2020 capital resources as compared to the Company's 2019 capital resources.
Sources and uses of cash in 2021, as compared to 2020, are as follows:

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Net cash provided by operating activities	$6,059	$2,083	$3,976
Net cash used in investing activities	$(869)	$(1,668)	$(799)
Net cash provided by (used in) financing activities	$(2,807)	$381	$(3,188)
Operating activities. The increase in net cash flow provided by operating activities in 2021, as compared to 2020, is primarily due to an increase in oil and gas revenues as a result of higher commodity prices and sales volumes attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and production added by the Parsley Acquisition and the DoublePoint Acquisition, partially offset by (i) additional cash used in derivative activities, (ii) an increase in production costs, including taxes, due to an increase in costs associated with the production added by the Parsley Acquisition and the DoublePoint Acquisition and production taxes attributable to higher commodity prices and (iii) one-time Parsley Acquisition and DoublePoint Acquisition cash transaction-related costs.
Investing activities. The decrease in net cash flow used in investing activities during 2021, as compared to 2020, was primarily due to the Delaware Divestiture proceeds in 2021 of $3.1 billion, after normal closing adjustments, and $117 million of net cash acquired in the Parsley Acquisition, partially offset by an increase in additions to oil and gas properties of $1.6 billion and $943 million of net cash used in the DoublePoint Acquisition.

PIONEER NATURAL RESOURCES COMPANY
Financing activities. The Company's significant financing activities are as follows:
•2021: The Company (i) received proceeds from the issuance of 0.550% senior notes due 2023, net of $4 million of issuance costs and discounts, of $746 million, (ii) received proceeds from the issuance of 0.750% senior callable notes due 2024, 1.125% senior notes due 2026 and 2.150% senior notes due 2031, net of $24 million of issuance costs and discounts, of $2.5 billion, (iii) borrowed and repaid $650 million on the Company's Credit Facility, (iv) repaid the Parsley and DoublePoint credit facilities, which had outstanding balances of $397 million and $240 million, respectively, (v) repaid $140 million associated with the maturity of its 3.450% senior notes due in January 2021, (vi) used proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.750% senior notes due 2025, (vii) used proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026, (viii) paid $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer, (ix) paid dividends of $1.6 billion, (x) repurchased $269 million of its common stock and (xi) paid $164 million of other liabilities.
•2020: The Company (i) received $1.1 billion from the issuance of 1.900% senior notes, net of issuance costs and discounts, (ii) received $1.3 billion from the issuance of the 0.250% convertible senior notes, net of issuance fees, (iii) paid $113 million to enter into capped call transactions with certain financial institution counterparties associated with the convertible senior notes issuance, (iv) paid an aggregate total of $748 million associated with the early repayment of a portion of the 3.450% senior notes due 2021, 3.950% senior notes due 2022 and 7.200% senior notes due 2028, (v) repaid $450 million associated with the maturity of its 7.500% senior notes in January 2020, (vi) paid dividends of $346 million, (vii) repurchased $176 million of its common stock and (viii) paid $173 million of other liabilities.
Dividends/distributions. During the year ended December 31, 2021, the Company's board of directors authorized the payment of base dividends of $487 million or $2.23 per common share, compared to $346 million or $2.09 per common share during the year ended December 31, 2020.
In addition to its base dividend program, beginning in the second quarter of 2021, the Company implemented a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after the payment of that quarter's base dividend. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for (i) changes in operating assets and liabilities (ii) cash transaction costs associated with acquisitions and (iii) deferred obligations on certain commodity derivative contracts, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments and additions to corporate facilities. During the year ended December 31, 2021, the Company declared and paid variable dividends of $1.1 billion, or $4.53 per common share.
On February 16, 2022, the board of directors of the Company declared a quarterly base dividend of $0.78 per share and a quarterly variable dividend of $3.00 per share for shareholders of record on February 28, 2022, with a payment date of March 14, 2022. Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2021, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.

PIONEER NATURAL RESOURCES COMPANY
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
Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future and additional firm purchase, transportation, storage and fractionation arrangements, in order to support the Company's business plans. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.3647 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture), which represents an adjusted conversion price of $106.78 per share (subject to further adjustment pursuant to the terms of the notes indenture) as of December 31, 2021. As a result of the quarterly base and variable dividends declared through December 31, 2021, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base dividends in excess of $0.55 per common share and declarations of future variable dividends, as previously described, will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
During the last 30 consecutive trading days of the fourth quarter of 2021, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending March 31, 2022. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock.
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

PIONEER NATURAL RESOURCES COMPANY
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of December 31, 2021. See "Item 2. Properties" and Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Long-term debt. As of December 31, 2021, the Company's outstanding debt is comprised of senior notes, including senior notes issued by Parsley Energy, Inc and Parsley LLC, and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Leases. The Company's short-term and long-term lease obligations primarily relate to contracted drilling rigs, storage tanks, equipment and office facilities. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative obligations. The Company's commodity and marketing derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of December 31, 2021, these contracts represented net liabilities of $563 million. The ultimate liquidation value of the Company's commodity price derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of December 31, 2021. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are primarily comprised of litigation and environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Note 9 and Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Book capitalization and current ratio. The Company's net book capitalization as of December 31, 2021 was $25.9 billion, consisting of cash and cash equivalents of $3.8 billion, debt of $6.9 billion and equity of $22.8 billion. The Company's net debt to book capitalization decreased to 12 percent as of December 31, 2021 from 14 percent as of December 31, 2020. The Company's ratio of current assets to current liabilities was 1.52:1 as of December 31, 2021, as compared to 1.36:1 as of December 31, 2020.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company's proved reserve information included in this Report as of December 31, 2021, 2020 and 2019 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2021 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2021 Standardized Measure on a twelve month average of commodity prices on the first day of each month in 2021 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 2. Properties" and Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
Suspended wells. The Company suspends the costs of exploratory/extension wells that discover hydrocarbons pending a final determination of the commercial potential of the discovery. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions. If the Company decides not to pursue additional appraisal activities or development of these fields, the costs of these wells will be charged to exploration and abandonments expense.
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

PIONEER NATURAL RESOURCES COMPANY
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
Deferred tax asset valuation allowances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that its deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and based on that information, along with other data, reassesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the U.S. federal, state, local and foreign tax jurisdictions will be utilized prior to their expiration. There can be no assurance that facts and circumstances will not materially change and require the Company to establish deferred tax asset valuation allowances in certain jurisdictions in a future period.
Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The Company has state unrecognized tax benefits from tax years 2013 and 2015 through 2018 ("UTBs") resulting from research and experimental expenditures related to horizontal drilling and completion innovations. If all or a portion of the UTBs is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period recorded. The issues related to the claims are complex and uncertain, and the Company cannot conclude that it is more likely than not that it will sustain the claims. Accordingly, no tax benefit has been recognized for the filed claims. The Company believes it will substantially resolve the uncertainties associated with the state UTBs within the next twelve months. See Note 17 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Goodwill impairment. The Company reviews its goodwill for impairment at least annually. During the third quarter of 2021, the Company performed a qualitative assessment of goodwill to assess whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to record a noncash impairment charge. The Company determined that it was more likely than not that the Company's goodwill was not impaired. There is considerable judgment involved in estimating fair values, particularly in determining the valuation methods and the weighting to use for each method if multiple valuation methods are applied. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Company measures and records at fair value on a recurring basis include equity investments, deferred compensation plan assets, commodity derivative contracts, marketing derivative contracts and interest rate contracts. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities that the Company measures and records at fair value on a nonrecurring basis can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

PIONEER NATURAL RESOURCES COMPANY
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2021, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of December 31, 2021, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of December 31, 2021, the Company had $6.9 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.9 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk by (i) maintaining financial flexibility with a strong balance sheet, (ii) using derivative financial instruments and (iii) sales of purchased oil and gas.
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
The Company has entered into commodity derivative contracts for a portion of its forecasted 2022 production; consequently, if commodity prices decline, the Company could realize lower prices for volumes not protected by the

PIONEER NATURAL RESOURCES COMPANY
Company's derivative activities and could see a reduction in quoted derivative contract prices on additional volumes in the future. As a result, the Company's internal cash flows will be negatively impacted by a reduction in commodity prices.
The average forward prices based on December 31, 2021 market quotes are as follows:

	2022				Year Ending December 31, 2023	Year Ending December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Average forward Midland oil price	$75.04	$73.31	$71.47	$69.79	$66.63	$62.99
Average forward NYMEX WTI oil price	$74.42	$72.77	$70.97	$69.29	$66.13	$62.49
Average forward DUTCH TTF gas price	$23.17	$21.13	$21.15	$21.78	$14.06	$9.32
Average forward NYMEX gas price	$3.64	$3.54	$3.65	$3.82	$3.36	$3.13
Average forward WAHA gas price	$3.38	$2.86	$3.09	$3.30	$2.73	$2.52
Permian Basin index swap contracts:
Average Midland/NYMEX WTI forward basis oil price differential (a)	$0.62	$0.54	$0.50	$0.50	$0.50	$0.50
Average WAHA/NYMEX forward basis gas price differential (b)	$(0.26)	$(0.68)	$(0.56)	$(0.52)	$(0.63)	$(0.61)
The average forward prices based on February 18, 2022 market quotes are as follows:

	2022				Year Ending December 31, 2023	Year Ending December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Average forward Midland oil price	$90.28	$86.24	$82.99	$80.74	$76.85	$72.73
Average forward NYMEX WTI oil price	$89.41	$85.51	$82.29	$80.04	$76.14	$71.98
Average forward DUTCH TTF gas price	$24.54	$24.13	$24.06	$24.42	$17.60	$12.41
Average forward NYMEX gas price	$4.43	$4.41	$4.50	$4.62	$3.80	$3.39
Average forward WAHA gas price	$3.83	$3.73	$3.71	$3.50	$2.39	$2.50
Permian Basin index swap contracts:
Average Midland/NYMEX WTI forward basis oil price differential (a)	$0.87	$0.73	$0.70	$0.70	$0.71	$0.75
Average WAHA/NYMEX forward basis gas price differential (b)	$(0.60)	$(0.68)	$(0.79)	$(1.12)	$(1.41)	$(0.89)
___________________
(a)Based on market quotes for basis differentials between the Midland oil index price and NYMEX WTI oil index prices.
(b)Based on market quotes for basis differentials between Permian Basin gas index prices and the NYMEX Henry Hub index price.
See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open derivative positions and additional information.
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company also enters into pipeline capacity commitments to secure diesel supply from the Gulf Coast to the Company's operations in the Permian Basin. The Company periodically enters into separate sales transactions with third parties related to diesel volumes that exceed the Company's operational needs.
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. Similar to sales of purchased commodities, marketing

PIONEER NATURAL RESOURCES COMPANY
derivatives allow the Company to diversify a portion of its oil sales from its area of production to Gulf Coast and international markets.
The average forward prices based on December 31, 2021 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$75.10	$70.39	$67.45	$65.49	$64.32
Average forward Midland oil price	$72.40	$66.63	$62.99	$60.50	$58.77
Average forward basis oil price differential (a)	$(2.70)	$(3.76)	$(4.46)	$(4.99)	$(5.55)
The average forward prices based on February 18, 2022 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$87.10	$80.06	$76.23	$74.12	$73.04
Average forward Midland oil price	$84.59	$76.85	$72.73	$70.22	$68.63
Average forward basis oil price differential (a)	$(2.51)	$(3.21)	$(3.50)	$(3.90)	$(4.41)
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
The Company has entered into International Swap Dealers Association Master Agreements ("ISDA Agreements") with each of its commodity derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with right of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative contract, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

Depreciation, Depletion and Amortization of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2021, the net book value of the Company's proved oil and gas properties was $22,119 million, and depreciation, depletion and amortization (DD&A) expense was $2,498 million for the year then ended. As described in Note 2, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units-of-production method based on proved reserves, as estimated by the Company's engineers. Proved oil and gas reserve estimates are based on geological and engineering interpretation and judgment. Significant judgment is required by the Company's engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital cost assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2021.

Auditing the Company's DD&A calculation is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its process to calculate DD&A, including management's controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved oil and gas reserves amounts used to the Company's reserve report.

Accounting for Acquisitions

Description of the Matter
During 2021, the Company completed its acquisitions of Parsley Energy, Inc. ("Parsley") and Double Eagle III Midco I LLC ("DoublePoint") for net consideration of $6,883 million and $5,234 million, respectively, as disclosed in Note 3 to the consolidated financial statements. The transactions were accounted for as business combinations.

Auditing the Company's accounting for its acquisitions of Parsley and DoublePoint was complex due to the significant estimation required by management to determine the fair value of proved and unproved properties. The significant estimation was primarily due to selection of key inputs into the valuation model. The Company used a combination of income and market approaches. The significant assumptions used in the income approach to value proved properties included development and production profiles, price, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions. The market approach used to value unproved properties required the identification and evaluation of comparable transactions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of proved and unproved properties, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair values, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. Our audit procedures also included evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We involved our valuation specialists to assist in our evaluation of the significant assumptions, including the evaluation of price and discount rates used in the income approach and the comparable transactions used in the market approach.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1998.
Dallas, Texas
February 22, 2022

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,847	$1,442
Restricted cash	37	59
Accounts receivable, net	1,685	695
Inventories	369	224
Investment in affiliate	135	123
Short-term investment	58	—
Other	42	52
Total current assets	6,173	2,595
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	34,454	23,934
Unproved properties	6,063	576
Accumulated depletion, depreciation and amortization	(12,335)	(10,071)
Total oil and gas properties, net	28,182	14,439
Other property and equipment, net	1,694	1,584
Operating lease right-of-use assets	348	197
Goodwill	243	261
Other assets	171	153
	$36,811	$19,229
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,380	$928
Due to affiliates	179	102
Interest payable	53	35
Income taxes payable	45	4
Current portion of long-term debt	244	140
Derivatives	538	234
Operating leases	121	100
Other	513	363
Total current liabilities	4,073	1,906
Long-term debt	6,688	3,160
Derivatives	25	66
Deferred income taxes	2,038	1,366
Operating leases	243	110
Other liabilities	907	1,052
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,144,444 and 175,525,268 shares issued as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	19,123	9,323
Treasury stock, at cost; 1,366,610 and 11,047,856 shares as of December 31, 2021 and 2020, respectively	(248)	(1,234)
Retained earnings	3,960	3,478
Total equity	22,837	11,569
Commitments and contingencies
	$36,811	$19,229

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues and other income:
Oil and gas	$11,503	$3,630	$4,916
Sales of purchased commodities	6,367	3,394	4,755
Interest and other income (loss), net	23	(67)	76
Derivative gain (loss), net	(2,183)	(281)	55
Gain (loss) on disposition of assets, net	(1,067)	9	(477)
	14,643	6,685	9,325
Costs and expenses:
Oil and gas production	1,267	682	874
Production and ad valorem taxes	651	242	299
Depletion, depreciation and amortization	2,498	1,639	1,711
Purchased commodities	6,560	3,633	4,472
Exploration and abandonments	51	47	58
General and administrative	292	244	324
Accretion of discount on asset retirement obligations	7	9	10
Interest	161	129	121
Other	410	321	448
	11,897	6,946	8,317
Income (loss) before income taxes	2,746	(261)	1,008
Income tax benefit (provision)	(628)	61	(235)
Net income (loss) attributable to common stockholders	$2,118	$(200)	$773

Net income (loss) per share attributable to common stockholders:
Basic	$9.06	$(1.21)	$4.60
Diluted	$8.61	$(1.21)	$4.59

Weighted average shares outstanding:
Basic	233	165	167
Diluted	246	165	167

Dividends declared per share	$6.83	$2.20	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2018	169,499	$2	$9,062	$(423)	$3,470	$12,111
Dividends declared ($1.20 per share)	—	—	—	—	(201)	(201)
Exercise of long-term incentive plan stock options and employee stock purchases	64	—	(1)	7	—	6
Purchase of treasury stock	(4,753)	—	—	(653)	—	(653)
Compensation costs:
Vested compensation awards, net	737	—	—	—	—	—
Compensation costs included in net income	—	—	100	—	—	100
Net income	—	—	—	—	773	773
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($2.20 per share)	—	—	—	—	(364)	(364)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Exercise of long-term incentive plan stock options and employee stock purchases	98	—	(2)	11	—	9
Purchases of treasury stock	(1,634)	—	—	(176)	—	(176)
Compensation costs:
Vested compensation awards, net	466	—	—	—	—	—
Compensation costs included in net loss	—	—	72	—	—	72
Net loss	—	—	—	—	(200)	(200)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569

 The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($6.83 per share)	—	—	—	—	(1,658)	(1,658)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax provision	—	—	50	—	(6)	44
Exercise of long-term incentive plan stock options and employee stock purchases	134	—	(4)	17	—	13
Purchases of treasury stock	(1,517)	—	—	(269)	—	(269)
Shares issued or reissued for acquisitions	78,842	—	9,878	1,238	—	11,116
Compensation costs:
Vested compensation awards, net	842	—	—	—	—	—
Compensation costs included in net income	—	—	73	—	—	73
Compensation costs included in net income associated with acquisitions	—	—	33	—	—	33
Net income	—	—	—	—	2,118	2,118
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,118	$(200)	$773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	2,498	1,639	1,711
Exploration expenses	4	11	8
Deferred income taxes	583	(52)	240
(Gain) loss on disposition of assets, net	1,067	(9)	477
Loss on early extinguishment of debt	2	27	—
Accretion of discount on asset retirement obligations	7	9	10
Interest expense	10	34	5
Derivative-related activity	(451)	325	(8)
Amortization of stock-based compensation	106	72	100
Investment valuation adjustments	(1)	64	(15)
South Texas contingent consideration valuation adjustment	—	42	45
South Texas deficiency fee obligation, net	(10)	80	—
Other	163	128	143
Change in operating assets and liabilities:
Accounts receivable	(607)	309	(227)
Inventories	(125)	(20)	(20)
Operating lease right-of-use assets	52	64	—
Other assets	(73)	(40)	(33)
Accounts payable	1,059	(179)	(7)
Interest payable	(53)	(19)	—
Income taxes payable	41	1	(1)
Operating leases	(55)	(95)	—
Other liabilities	(276)	(108)	(86)
Net cash provided by operating activities	6,059	2,083	3,115
Cash flows from investing activities:
Proceeds from disposition of assets	3,244	60	149
Cash used in acquisitions, net of cash acquired	(826)	—	—
Proceeds from investments	—	—	624
Additions to oil and gas properties	(3,169)	(1,602)	(2,988)
Additions to other assets and other property and equipment	(118)	(126)	(232)
Net cash used in investing activities	(869)	(1,668)	(2,447)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	3,247	1,091	—
Proceeds from issuance of convertible senior notes	—	1,323	—
Purchase of derivatives related to issuance of convertible senior notes	—	(113)	—
Borrowings under credit facility	650	800	—
Repayment of credit facilities	(1,287)	(800)	—
Repayment of senior notes, including tender offer premiums	(3,371)	(1,198)	—
Payments of other liabilities	(164)	(173)	(14)
Payments of financing fees	(32)	(36)	—
Purchases of treasury stock	(269)	(176)	(653)
Exercise of long-term incentive plan stock options	13	9	6
Dividends paid	(1,594)	(346)	(127)
Net cash provided by (used in) financing activities	(2,807)	381	(788)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,383	796	(120)
Cash, cash equivalents and restricted cash, beginning of period	1,501	705	825
Cash, cash equivalents and restricted cash, end of period	$3,884	$1,501	$705
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
Impact of the COVID-19 Pandemic. The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil, throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC, Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Global oil price levels will ultimately depend on various factors and consequences beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, (iii) the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil, (iv) additional actions by businesses and governments in response to the pandemic, (v) the global supply chain constraints associated with manufacturing delays, and (vi) political stability of oil consuming countries.
The Company continues to assess the impact of the COVID-19 pandemic on the Company and may modify its response as the impact of COVID-19 continues to evolve.
NOTE 2. Summary of Significant Accounting Policies
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated.
Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Actual results could differ from the estimates and assumptions utilized.
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
Accounts receivable, net. The Company's net accounts receivable balance is primarily comprised of oil and gas sales receivables, joint interest receivables, accounts receivable due from affiliates and other receivables for which the Company does not require collateral security. The Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company records allowances for doubtful accounts based on historical collection experience, current and future economic and market conditions, the length of time that the accounts receivables have been outstanding and the financial condition of its purchasers. The Company's credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, letters of credit or other credit support.
The Company considers forward-looking information to estimate expected credit losses. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable. The Company's allowance for doubtful accounts totaled $9 million and $3 million as of December 31, 2021 and 2020, respectively.
Inventories. The Company's inventories consist of materials, supplies and commodities. The Company's materials and supplies inventory is primarily comprised of oil and gas maintenance materials and repair parts, water and other operating supplies. The materials and supplies inventory is primarily acquired for use in future drilling and production operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories included in the Company's consolidated balance sheets and as charges in other expense in the consolidated statements of operations.
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
The components of inventories are as follows:

	As of December 31,
	2021	2020
	(in millions)
Materials and supplies	$99	$75
Commodities	270	149
Total inventories	$369	$224
Investment in affiliate. In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro Holding Corp. ("ProPetro") in exchange for $110 million of cash and 16.6 million shares of ProPetro's common stock, representing an ownership interest in ProPetro of 16 percent. Additionally, in October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the board of directors. On August 31, 2021, Mr. Gobe transitioned from ProPetro's Chairman and Chief Executive Officer to its Executive Chairman. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock. Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party. The Company uses the fair value option to account for its equity method investment in ProPetro with any changes in fair value recorded in interest and other income (loss) in the consolidated statements of operations. The carrying value of the Company's investment in ProPetro is included in investment in affiliate in the consolidated balance sheets. See Note 4, Note 12 and Note 15 for additional information.
Short-term investment. In October 2021, the Company completed the sale of approximately 20,000 net acres in western Glasscock County (the "Glasscock Divestiture") to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock. The Laredo common stock held by the Company is treated as an investment in equity securities with changes in fair value recorded in interest and other income (loss) in the consolidated statements of operations. The carrying value of the Laredo common stock held by the Company is included in short-term investments in the consolidated balance sheets. See Note 4 and Note 15 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed.
The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company's exploratory wells include extension wells that extend the limits of a known reservoir.
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
As of December 31, 2021, the Company owned a participating interest in 11 gas processing plants, including the related gathering systems. The Company's ownership interests in the gas processing plants are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that the plants service. The operator's of the plants process the Company's and third-party gas volumes for a fee. The Company's share of revenues and expenses derived from volumes processed through the plants are reported as components of oil and gas production costs. Revenues generated from the plants for the years ended December 31, 2021, 2020 and 2019 were $271 million, $178 million and $140 million, respectively. Expenses attributable to the plants for the same respective periods were $61 million, $76 million and $65 million. The capitalized costs of the plants are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.
The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant nonproducing properties, wells in the process of being drilled and in-process development projects are excluded from depletion until the related project is completed and proved reserves are established or, if unsuccessful, abandonments expense is recognized.
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
The Company performs assessments of its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including cash flows from the Company's water services business that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the Company's water services business. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. See Note 4 for additional information.
Oil and gas leasehold acquisition costs are capitalized when incurred and included as unproved oil and gas properties in the consolidated balance sheets. Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the Company's assessment determines that a project is not expected to be developed or is unlikely to recover its costs, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments in the consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $313 million and $463 million as of December 31, 2021 and 2020, respectively, are as follows:

	As of December 31,
	2021	2020
	(in millions)
Land and buildings (a)	$889	$849
Water infrastructure (b)	646	414
Information technology	54	71
Construction-in-progress (c)	46	174
Furniture and fixtures	24	27
Transport and field equipment (d)	21	34
Sand reserves	14	15
Total other property and equipment, net	$1,694	$1,584
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
(d)Includes vehicles and well servicing equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, construction equipment and fishing tools, used on Company-operated properties. The Company sold its well servicing equipment in March 2021.
Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Buildings are generally depreciated over 20 to 39 years. Water infrastructure is generally depreciated over three to 50 years, excluding capitalized costs related to the Company's effluent water contract associated with the City of Midland's water treatment facility, which are depleted on a units-of-production basis. Equipment, vehicles, furniture and fixtures and information technology assets are generally depreciated over three to 10 years. Sand reserves are depleted on a units-of-production basis.
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
The Company performed its annual qualitative assessment of goodwill during the third quarter of 2021 to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount. Based on the results of the assessment, the Company determined it was not likely that the carrying value of the Company's reporting unit exceeded its fair value. See Note 4 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Capitalized interest. The Company capitalizes interest from external borrowings on expenditures for significant development projects with an expected construction period of one year or longer until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.
Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service, if a reasonable estimate of fair value can be made. Fair value is determined using a present value approach, incorporating assumptions about estimated amounts and timing of settlements. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations that meet the definition of liabilities are recorded when incurred and when fair value can be reasonably estimated.
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
Oil sales. Sales under the Company's oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes the sales revenue when (i) control/custody transfers to the purchaser at the wellhead and (ii) the net price is fixed and determinable. Any costs incurred prior to the transfer of control to the customer, such as gathering and transportation costs, are recognized as oil and gas production costs.
NGL and gas sales. Under the majority of the Company's gas processing contracts, gas is delivered to a midstream processing entity and the Company elects to take residue gas and NGLs in-kind at the tailgate of the gas processing plant. The Company recognizes revenue when the products are delivered (custody transfer) to the ultimate third-party purchaser at a contractually agreed-upon delivery point at a specified index price, with gathering and processing fees recognized as oil and gas production costs.
Sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Permian Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with these transactions are included in purchased commodities expense.
See Note 14 for additional information.
Derivatives. All of the Company's derivatives are accounted for as non-hedge derivatives and are recorded at estimated fair value in the consolidated balance sheets. All changes in the fair values of its derivative contracts are recorded as gains or losses in the earnings of the periods in which they occur. The Company periodically enters into commodity price derivative positions, including oil production derivatives, NGL production derivatives and gas production derivatives. From time to time, the Company enters into contracts that contain embedded derivatives. These contracts are reviewed when they are entered into in order to identify and account for the derivative components. The Company's marketing derivatives and derivative associated with contingent consideration were deemed derivatives embedded in host contracts.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty. The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent other assets or net current or noncurrent derivative liabilities, whichever the case may be, by instrument type and counterparty.
The Company has entered into International Swap Dealers Association Master Agreements ("ISDA Agreements") with each of its commodity price derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 for additional information.
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
See Note 8 for additional information.
Net income (loss) per share. The Company's basic net income per share attributable to common stockholders is computed as (i) net income attributable to common stockholders, (ii) less participating share- and unit-based basic earnings (iii) divided by weighted average basic shares outstanding. The Company's diluted net income per share attributable to common

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
stockholders is computed as (i) basic net income attributable to common stockholders, (ii) plus diluted adjustments to participating undistributed earnings, (iii) plus interest expense (net of income tax) associated with the Company's convertible senior notes (iv) divided by weighted average diluted shares outstanding, which assumes the Company's convertible senior notes were converted using shares of the Company's common stock at the beginning of the reporting period. Diluted net income per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. During periods in which the Company realizes a net loss attributable to common stockholders, securities or other contracts to issue common stock would be antidilutive to loss per share; therefore, conversion into common stock is assumed not to occur. See Note 18 for additional information.
Segments. Based upon how the Company is organized and managed, the Company has one reportable operating segment, which is oil and gas development, exploration and production. The Company considers its water services business and sales of purchased commodities as ancillary to its oil and gas development, exploration and producing activities and manages them to support such activities. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.
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
Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2020 is no longer allowed. Accordingly, the Company has transitioned to the if-converted method utilizing the modified retrospective approach, resulting in 12 million incremental shares being included in the Company's weighted-average diluted shares outstanding for the year ended December 31, 2021. See Note 18 for additional information.
NOTE 3. Acquisitions, Divestitures, Decommissioning and Restructuring Activities
Acquisitions. The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment.
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
December 31, 2021, 2020 and 2019
October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"). On the closing date of the Parsley Acquisition, Parsley merged into a newly formed wholly-owned subsidiary of the Company, and the subsidiaries of Parsley, including Jagged Peak Energy LLC ("Jagged Peak"), became indirect subsidiaries of the Company.
As part of the Parsley Acquisition, each eligible share of Parsley Class A common stock and each membership interest unit of Parsley Energy, LLC were automatically converted into the right to receive 0.1252 (the "Exchange Ratio") shares of Pioneer common stock. As a result, the Company issued 52 million shares of Pioneer common stock upon the consummation of the Parsley Acquisition, representing total stock consideration transferred of approximately $6.9 billion.
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
The provisional fair values assigned to assets acquired and liabilities assumed are as follows:

	Parsley Acquisition	DoublePoint Acquisition
	As of January 12, 2021	As of May 4, 2021
	(in millions)
Cash and cash equivalents (a)	$118	$58
Accounts receivable	251	131
Derivatives	8	—
Proved properties	5,110	3,929
Unproved properties	5,627	2,405
Other property and equipment	118	72
Operating lease right-of-use assets	201	2
Other assets	22	11
Total assets acquired	11,455	6,608

Accounts payable	338	232
Interest payable	49	22
Derivatives	317	86
Operating leases	201	2
Deferred income taxes	133	—
Long-term debt	3,238	975
Other liabilities	296	57
Total liabilities assumed	4,572	1,374
Net assets acquired	$6,883	$5,234
______________________
(a)Cash used in investing activities as a result of the Parsley Acquisition and DoublePoint Acquisition includes (i) $2 million of cash used in the settlement of fractional shares related to the conversion of Parsley Class A common stock at the Exchange Ratio and (ii) $1 billion of cash used to acquire DoublePoint.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020
	(in millions)
Revenues and other income	$14,691	$8,962
Net income (loss)	$1,973	$(4,013)
Other acquisitions. During 2021, 2020 and 2019, the Company spent a total of $58 million, $14 million and $28 million, respectively, to acquire primarily undeveloped acreage for future exploration activities in the Spraberry/Wolfcamp field of the Midland Basin.
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
The Company's notable divestitures to unaffiliated third parties are as follows:
•In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. ("Continental") for cash proceeds of $3.1 billion, after normal closing adjustments. The Company recognized a pretax loss of $1.1 billion, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021. See Note 11 for additional information.
•In October 2021, the Company completed the sale of approximately 20,000 net acres in western Glasscock County of the Permian Basin to Laredo in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock, representing total consideration transferred of $206 million, after normal closing adjustments. The sale of these assets resulted in a pretax gain of $1 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021. The Laredo common stock held by the Company as a result of the divestiture is included in short-term investments in the consolidated balance sheet as of December 31, 2021. See Note 4 and Note 15 for additional information.
•In March 2021, the Company sold its well services business (the "Well Services Divestiture") to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned over the next three years. The Company recorded a gain on sale of $9 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021.
•In May 2020, the Company completed the sale of certain vertical wells and approximately 1,500 undeveloped acres in Upton County of the Permian Basin for net cash proceeds of $6 million. The Company recorded a gain of $6 million associated with the sale.
•During 2019 the Company completed multiple sales of certain vertical and horizontal wells as well as approximately 7,800 undeveloped acres, in the Permian Basin, for net cash proceeds of $129 million. The Company recorded aggregate gains of $68 million associated with these sales.
•In May 2019, the Company completed the South Texas Divestiture in exchange for total consideration having an estimated fair value of $210 million. The fair value of the consideration included (i) net cash proceeds of $2 million, (ii) $136 million in contingent consideration and (iii) a $72 million receivable associated with estimated deficiency fees to be paid by the buyer. The Company recorded a loss of $525 million associated with the sale.
Contingent Consideration. Per the terms of the South Texas Divestiture, the Company was entitled to receive contingent consideration based on future annual oil and NGL prices during each of the five years from 2020 to 2024. The Company revalued the contingent consideration using an option pricing model each reporting period prior to the settlement of the contingent consideration in July 2020, at which time, the Company received cash proceeds of $49 million from the buyer to fully satisfy the contingent consideration. The Company recorded a noncash loss of $42 million to interest and other income during the year ended December 31, 2020, associated with the settlement. See Note 4, Note 5 and Note 15 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Deficiency Fee Obligation. The Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer of its South Texas assets. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The Company determines the fair value of the deficiency fee obligation using a probability weighted discounted cash flow model. The deficiency fee obligation is included in current or noncurrent other liabilities in the consolidated balance sheets, based on the estimated timing of payments. During the year ended December 31, 2021, the Company recorded a decrease of $3 million to the Company's estimated deficiency fee obligations in other expense in the consolidated statements of operations, as a result of lower than forecasted 2021 deficiency fee payments. During the year ended December 31, 2020, the Company recorded a charge of $84 million in other expense in the consolidated statements of operations, to increase the Company's originally forecasted deficiency fee payments as a result of a reduction in planned drilling activities by the buyer. The Company's estimated deficiency fee obligation as of December 31, 2021 of $191 million is included in other current liabilities in the consolidated balance sheets. See Note 4, Note 11 and Note 16 for additional information.
Deficiency Fee Receivable. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid under the transferred midstream agreements from January 2019 through July 2022. Such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company determines the fair value of the deficiency fee receivable using a credit risk-adjusted valuation model. During the year ended December 31, 2021 and 2020, the Company recorded an increase to the Company's long-term deficiency fee receivable of $7 million and $4 million, respectively, in other expense in the consolidated statements of operations, to reflect the buyer's share of deficiency fees which were greater than originally forecasted as of the date of the sale. The deficiency fee receivable is included in noncurrent other assets in the consolidated balance sheets. See Note 4, Note 11 and Note 16 for additional information.
Restricted Cash. As a condition of the sale, the Company deposited $75 million into an escrow account to be used to fund future MVC payments. Beginning in 2021, the required escrow balance declined to $50 million and during the year ended December 31, 2021, the Company used a portion of the $50 million in the escrow account to make monthly MVC payments. Beginning in 2022, there is no required escrow balance. To the extent that there is any remaining balance after the payment of deficiency fees, the balance will become unrestricted and revert to the Company on March 31, 2023. The escrow account balance is included in restricted cash in the consolidated balance sheets.
Decommissioning. In November 2018, the Company announced plans to close its sand mine located in Brady, Texas and transition its proppant supply requirements to West Texas sand sources. As a result, the Company recorded $23 million of accelerated depreciation, $13 million of inventory and other property and equipment impairment charges and $12 million of sand mine closure-related costs in other expense in the consolidated statements of operations during the year ended December 31, 2019. See Note 16 for additional information.
Restructuring. During 2020, the Company implemented a corporate restructuring to reduce its staffing levels to correspond with a planned reduction in future activity levels (the "2020 Corporate Restructuring"). The restructuring resulted in approximately 300 employees being involuntarily separated from the Company. The Company recorded $78 million of employee-related charges, including $5 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, in other expense in the consolidated statements of operations during the year ended December 31, 2020. See Note 8 and Note 16 for additional information.
During 2019, the Company implemented a corporate restructuring program to align its cost structure with the objectives of the Company (the "2019 Corporate Restructuring Program"). The restructuring occurred in three phases as follows:
•In March 2019, the Company made certain changes to its leadership and organizational structure, which included the early retirement and departure of certain officers of the Company.
•In April 2019, the Company adopted a voluntary separation program ("VSP") for certain eligible employees, and
•In May 2019, the Company implemented an involuntary separation program ("ISP").
During 2019, the Company recorded $159 million of employee-related charges, including $26 million of noncash stock-based compensation expense related to the accelerated vesting of certain equity awards, associated with the 2019 Corporate

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Restructuring Program in other expense in the consolidated statements of operations. See Note 8 and Note 16 for additional information.
Employee-related obligations from asset divestitures and restructuring activities. Employee-related costs as a result of asset divestitures and restructuring activities are primarily recorded in other expense in the consolidated statements of operations. Obligations associated with employee-related charges are included in accounts payable - due to affiliates in the consolidated balance sheets.
The changes in the Company's employee-related obligations associated with asset divestitures and restructuring activities are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Beginning employee-related obligations	$3	$6
Additions (a)	2	79
Less:
Noncash stock-based compensation	—	4
Cash payments	4	78
Ending employee-related obligations	$1	$3
____________________
(a)Additions for the year ended December 31, 2021 are comprised of $1 million related to the Delaware Divestiture and $1 million related to the Well Services Divestiture. Additions for the year ended December 31, 2020 are comprised of $78 million related to the 2020 Corporate Restructuring and $1 million related to a well services restructuring undertaken to more closely align the Company's well services cost structure with planned activity levels.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2021
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Deferred compensation plan assets	$74	$—	$—	$74
Investment in affiliate	135	—	—	135
Short-term investment	58	—	—	58
	$267	$—	$—	$267
Liabilities:
Commodity price derivatives	$—	$486	$—	$486
Marketing derivatives	—	—	77	77
	$—	$486	$77	$563

	As of December 31, 2020
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Commodity price derivatives	$—	$8	$—	$8
Deferred compensation plan assets	72	—	—	72
Investment in affiliate	123	—	—	123
	$195	$8	$—	$203
Liabilities:
Commodity price derivatives	$—	$209	$—	$209
Marketing derivatives	—	—	91	91
	$—	$209	$91	$300
Commodity price derivatives. The Company's commodity price derivatives primarily represent oil and gas swap contracts, collar contracts, collar contracts with short puts, option contracts and basis swap contracts. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
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
Marketing derivatives. Under the contract terms of the marketing derivatives, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is a weighted average sales price ("WASP") that the non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments not designated as hedges.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The asset and liability measurements for the Company's marketing derivative contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing its marketing derivatives.
The asset and liability values attributable to the Company's marketing derivative were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of December 31, 2021 and 2020 was $2.19 per barrel and $1.91 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of December 31, 2021.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges.
Investment in affiliate and short-term investment. The Company elected the fair value option for measuring its equity method investment in ProPetro. The Laredo common stock held by the Company is treated as an investment in equity securities measured at fair value. The fair value of the Company's investments in ProPetro and Laredo common stock are determined using Level 1 inputs based on observable prices on a major exchange. See Note 3, Note 12 and Note 15 for additional information.
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
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale.
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
South Texas Divestiture. The Company recorded a deficiency fee obligation and related deficiency fee receivable in conjunction with the South Texas Divestiture. The fair value of the deficiency fee obligation and deficiency fee receivable was determined using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various development plans to arrive at the estimated present value of the deficiency payments and corresponding receipts. Changes to the Company's forecasted deficiency fee obligation and estimated deficiency fee receivable are recorded in other

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
expense in the consolidated statements of operations. For the year ended December 31, 2021, the Company recorded a decrease in the deficiency fee obligation of $3 million and an increase to the deficiency fee receivable of $7 million. For the year ended December 31, 2020, the Company recorded an increase in the deficiency fee obligation of $84 million and an increase to the deficiency fee receivable of $4 million. The Company will not increase the estimated deficiency fee receivable associated with 2022 forecasted deficiencies until they are realizable. The present value of the future cash payments and expected cash receipts were determined using a 3.6 percent and 3.2 percent discount rate, respectively, based on the estimated timing of future payments and receipts and the Company's counterparty credit risk assessments. See Note 3, Note 11 and Note 16 for additional information.
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
Proved oil and gas properties. The Company performs assessments of its proved oil and gas properties, which are accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, including cash flows from the Company's water services business that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the water services business. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Based on management's commodity price outlooks as of December 31, 2021, which represent longer-term commodity price outlooks that are developed based on third party future commodity price estimates as of a measurement date ("Management's Price Outlooks"), the Company determined events and circumstances did not indicate that the carrying value of the Company's proved properties were not recoverable.
Unproved oil and gas properties. Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the Company's assessment determines that a project is not expected to be developed or is unlikely to recover its costs, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments in the consolidated statements of operations. During 2021, 2020 and 2019, the Company recorded $4 million, $11 million and $4 million, respectively, to exploration and abandonments in the consolidated statements of operations.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
Based on the Company's annual assessment of the fair value of goodwill as of July 1, 2021, the Company determined that its goodwill was not impaired. As of December 31, 2021, there were no material changes in events or circumstances that would warrant a reassessment for impairment.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$3,847	$3,847	$1,442	$1,442
Restricted cash (a)(b)	$37	$37	$59	$59
Liabilities:
Current portion of long-term debt:
Senior notes (c)	$244	$247	$140	$140
Long-term debt:
Convertible senior notes (c)(d)	$1,307	$2,359	$1,100	$1,756
Senior notes (c)	$5,381	$5,390	$2,060	$2,230
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Represents funds in escrow for use in future deficiency fee payments related to the South Texas Divestiture. Any remaining balance after the payment of the deficiency fees will revert to the Company on March 31, 2023.
(c)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.
(d)See Note 2 for additional information on the impact to the Company's convertible senior notes related to the early adoption of ASU 2020-06 on January 1, 2021.
The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in business combinations, goodwill and asset retirement obligations.
NOTE 5. Derivative Financial Instruments
The Company's derivatives are accounted for as non-hedge derivatives and all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur.
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, NYMEX WTI oil prices. The Company also enters into (i) pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from its areas of production and (ii) purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil pricing to Gulf Coast refineries or international export markets at prices that are highly correlated to Brent oil prices. As a result, the Company uses a combination of Brent, MEH and WTI derivative contracts to manage future oil price volatility.
The Company recorded oil derivatives losses of $508 million in the consolidated statement of operations during the year ended December 31, 2021 associated with (i) the termination of certain of its 2022 oil commodity derivative positions and (ii) entering into equal and offsetting oil commodity derivative trades, which had the net effect of eliminating certain of its 2022 derivative positions.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Volumes per day associated with outstanding oil derivative contracts as of December 31, 2021 and the weighted average oil prices for those contracts are as follows:

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Midland/WTI basis swap contracts:
Volume per day (Bbl) (a)	26,000	26,000	26,000	26,000
Price differential per Bbl	$0.50	$0.50	$0.50	$0.50
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Permian Basin oil and the WTI index price.
The Company has also entered into derivative contracts for 3,000 Bbls per day of Brent basis swaps for January 2024 through December 2024 production. The basis swap contracts fix the basis differential between the WTI index price at which the Company sells a portion of its Permian Basin oil and the Brent index price at a weighted average of $4.33.
NGL production derivatives. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to Mont Belvieu, Texas NGL component product prices. The Company periodically uses derivative contracts to manage the volatility of NGL component product prices. As of December 31, 2021, the Company did not have any NGL derivative contracts outstanding.
Gas production derivatives. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX HH gas prices or regional index prices (e.g. WAHA, SoCal and Houston Ship Channel) where the gas is sold. To diversify the gas prices it receives to international market prices, the Company sells a portion of its gas production at Dutch TTF prices. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold.
The Company recorded derivatives losses of $13 million in the consolidated statement of operations during the year ended December 31, 2021 associated with (i) the termination of certain of its 2022 gas commodity derivative positions and (ii) entering into equal and offsetting gas commodity derivative trades, which had the net effect of eliminating certain of its 2022 derivative positions.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Volumes per day associated with outstanding gas derivative contracts as of December 31, 2021 and the weighted average gas prices for those contracts are as follows:

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000	30,000	30,000
Price per MMBtu	$12.14	$7.80	$7.80	$7.80
WAHA swap contracts:
Volume per day (MMBtu)	20,000	—	—	—
Price per MMBtu	$2.46	$—	$—	$—
NYMEX collar contracts:
Volume per day (MMBtu)	7,000	—	—	—
Price per MMBtu:
Ceiling	$3.45	$—	$—	$—
Floor	$2.75	$—	$—	$—
WAHA/NYMEX basis swap contracts:
Volume per day (MMBtu) (a)	7,000	—	—	—
Price differential ($/MMBtu)	$(0.39)	$—	$—	$—
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Permian Basin gas and the NYMEX index price used in collar contracts.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments.
Contingent consideration. The Company's right to receive contingent consideration in conjunction with the South Texas Divestiture was determined to be a derivative financial instrument that is not designated as a hedging instrument. Prior to its settlement in July 2020, the contingent consideration was revalued using an option pricing model each reporting period based on forecasted oil and NGL prices during each of the five years from 2020 to 2024. The Company recorded losses of $42 million and $45 million related to the revaluation of the contingent consideration to interest and other income (loss), net in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. See Note 3, Note 4 and Note 15 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of December 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Commodity price derivatives	Derivatives - current	$486	$—	$486
Marketing derivatives	Derivatives - current	$52	$—	$52
Marketing derivatives	Derivatives - noncurrent	$25	$—	$25

As of December 31, 2020
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Commodity price derivatives	Other - current	$5	$—	$5
Commodity price derivatives	Other assets - noncurrent	$3	$—	$3
Liabilities:
Commodity price derivatives	Derivatives - current	$198	$—	$198
Marketing derivatives	Derivatives - current	$36	$—	$36
Commodity price derivatives	Derivatives - noncurrent	$11	$—	$11
Marketing derivatives	Derivatives - noncurrent	$55	$—	$55
Fair value. Gains and losses recorded to derivative gain (loss), net in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$437	$(213)	$8
Cash receipts (payments/deferred obligations) on settled derivatives, net (a)	(2,595)	66	47
Total commodity derivative gain (loss), net	(2,158)	(147)	55
Marketing derivatives:
Noncash derivative gain (loss), net	14	(112)	—
Cash payments on settled derivatives, net	(39)	—	—
Total marketing derivative loss, net	(25)	(112)	—
Interest rate derivatives:
Cash payments on settled derivatives, net	—	(22)	—
Derivative gain (loss), net	$(2,183)	$(281)	$55
_____________________
(a)Includes $521 million of losses attributable to the early settlement of certain 2022 oil and gas commodity derivatives, of which the Company recognized $508 million of such in losses during the fourth quarter of 2021 related to (i) the termination of certain of its 2022 oil and gas commodity derivative positions and (ii) entering into equal and offsetting oil and gas commodity derivative trades, which had the net effect of eliminating certain of its 2022 derivative positions. The Company will make cash payments of $328 million during 2022 to settle the deferred obligations associated with the offsetting derivatives.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.
The Company enters into commodity price derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty. Net derivative liabilities associated with the Company's open derivatives by counterparty are as follows:

As of December 31, 2021
(in millions)
Citibank	$122
Morgan Stanley Capital Group	121
Occidental Petroleum Corporation	77
Scotia Bank	54
J Aron & Company	40
JP Morgan Chase	40
PNC Bank	36
CIBC	24
Macquarie Bank	23
Merrill Lynch	13
Wells Fargo Bank	9
Nextera Energy Power Marketing	4
$563
See Note 2 for additional information.
NOTE 6. Exploratory Well and Project Costs
The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company's capitalized exploratory well and project costs are included in proved properties in the consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are recorded in exploration and abandonments in the consolidated statements of operations.
The changes in capitalized exploratory well and project costs are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Beginning capitalized exploratory well and project costs	$498	$660
Additions to exploratory well and project costs pending the determination of proved reserves	2,935	1,163
Additions to capitalized exploratory well and project costs from acquisitions	235	—
Reclassification due to determination of proved reserves	(2,973)	(1,325)
Disposition of assets	(63)	—
Ending capitalized exploratory well and project costs	$632	$498

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date of drilling was completed, are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$621	$495	$660
More than one year	11	3	—
	$632	$498	$660
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	3	1	—
______________________
(a)The three outstanding wells that have been suspended for a period greater than one year in 2021 are scheduled to be completed during the first half of 2022. The one exploratory well that was suspended for a period greater than one year in 2020, was completed in 2021.
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and issuance discounts, are as follows:

	As of December 31, 2021	As of December 31, 2020
	(in millions)
Outstanding debt principal balances:
3.450% senior notes due 2021	$—	$140
3.950% senior notes due 2022	244	244
0.550% senior notes due 2023	750	—
0.750% senior callable notes due 2024	750	—
0.250% convertible senior notes due 2025	1,323	1,323
1.125% senior notes due 2026	750	—
4.450% senior notes due 2026	500	500
5.625% senior notes due 2027 (a)	179	—
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028 (a)	138	—
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	—
	6,975	3,548
Issuance costs and discounts, net	(43)	(248)
Total debt	6,932	3,300
Less current portion of long-term debt	244	140
Long-term debt	$6,688	$3,160
______________________
(a)Issued by Parsley and Parsley LLC, each a wholly owned subsidiary of the Company.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On January 12, 2021, Pioneer entered into the First Amendment to Credit Agreement (the "Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto (the "Syndicate"). The primary changes attributable to the Amendment were to increase the aggregate loan commitments from $1.5 billion to $2.0 billion, extend the maturity of the Credit Facility to January 12, 2026 and to nominally adjust the drawn and undrawn pricing. As of December 31, 2021, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of December 31, 2021, the Company was in compliance with its debt covenants.
Assumption of DoublePoint notes and payoff of DoublePoint credit facility. In connection with the completion of the DoublePoint Acquisition, the Company assumed DoublePoint's outstanding senior notes of $650 million in aggregate principal amount of 7.75% senior notes due 2025 (with a fair value of $735 million) and DoublePoint's credit facility with an outstanding balance of $240 million. The Company repaid and terminated the DoublePoint credit facility agreement on May 4, 2021.
Assumption of Parsley notes and payoff of Parsley credit facility. In connection with the completion of the Parsley Acquisition, the Company assumed Parsley's outstanding senior notes (the "Parsley Notes") of $2.7 billion in aggregate principal amount (with a fair value of $2.8 billion) and Parsley's credit facility with an outstanding balance of $397 million. The Company's senior notes are structurally subordinated to the outstanding Parsley Notes. The Company repaid and terminated the Parsley credit facility agreement on January 12, 2021.
Senior notes. In May 2021, the Company issued $750 million of 0.550% senior notes that will mature May 15, 2023 (the "May 2021 Senior Notes Offering"). The Company received proceeds, net of $4 million of issuance costs and discounts, of $746 million. Interest on the notes will be payable on May 15 and November 15 of each year.
The Company used $731 million of the proceeds from the May 2021 Senior Notes Offering to redeem DoublePoint's 7.750% senior notes due 2025. Associated with the redemption, the Company recognized a $3 million gain on the early extinguishment of debt. See Note 16 for additional information.
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
The Company used the proceeds from the January 2021 Senior Notes Offering to pay (i) $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026 and (ii) $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% senior notes due 2027 and 4.125% senior notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
optional redemptions to three days. Associated with the redemption and tenders, the Company recognized a $5 million loss on the early extinguishment of debt. See Note 16 for additional information.
During August 2020, the Company issued $1.1 billion of 1.900% senior notes that will mature August 15, 2030. The Company received proceeds of $1.08 billion, net of $18 million of issuance costs and discounts. Interest on the notes will be payable on February 15 and August 15 of each year.
In May 2020, the Company paid $725 million to complete a cash tender offer for certain of its outstanding senior notes. Associated with the tender offer, the Company settled $360 million of its 3.450% senior notes due 2021, $356 million of its 3.950% senior notes due 2022 and $9 million of its 7.200% senior notes due 2028. The Company expensed unamortized debt discounts and issuance costs associated with the tendered notes of $2 million and recognized a loss on the early extinguishment of debt totaling $23 million. The losses are recorded in other expense in the consolidated statements of operations. See Note 16 for additional information.
The Company's 3.450% senior notes and 7.500% senior notes, with debt principal balances of $140 million and $450 million, respectively, matured and were repaid in January 2021 and January 2020, respectively. The Company funded the repayments with cash on hand.
The Company's 3.950% senior notes, with a debt principal balance of $244 million, will mature in July 2022. The 3.950% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of December 31, 2021.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.3647 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $106.78 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
During the last 30 consecutive trading days of the fourth quarter of 2021, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending March 31, 2022. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock.
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
As of December 31, 2021, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $16 million. The effective interest rate related to interest expense to be recorded over the life of the Convertible Notes is 0.6 percent.
Interest expense recognized on the Convertible Notes is as follows:

	Year Ended December 31,
	2021	As of	2020
	(in millions)
Contractual coupon interest	$3		$2
Amortization of issuance discount (a)	—		28
Amortization of capitalized loan fees	5		2
	$8		$32
______________________
(a)Upon adoption of ASU 2020-06, the Company no longer amortizes the issuance discount associated with the Convertible Notes to interest expense over the life of the Convertible Notes. See Note 2 for additional information.

Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $106.78 per share of common stock and an adjusted capped price of $151.96 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Principal payments scheduled to be made on the Company's long-term debt are as follows (in millions):

2022	$244
2023	$750
2024	$750
2025	$1,323
2026	$1,250
Thereafter	$2,658
Interest expense activity is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash payments for interest	$136	$119	$121
Amortization of issuance discounts (premiums), net	(4)	29	1
Amortization of capitalized loan fees	14	5	4
Net changes in accruals	17	(19)	—
Interest incurred	163	134	126
Less capitalized interest	(2)	(5)	(5)
	$161	$129	$121
NOTE 8. Incentive Plans
Deferred compensation retirement plan. The Company's deferred compensation retirement plan allows for qualified officers and certain key employees of the Company to contribute up to 50 percent of their base salary and 100 percent of their annual bonus. The Company provides a matching contribution of 100 percent of the officer's and key employee's contribution limited up to the first ten percent of their salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan.
The Company match for the deferred compensation plan is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Deferred compensation plan	$2	$1	$2
401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 100 percent of a participant's contributions to the 401(k) Plan that are not in excess of ten percent of the participant's annual base salary (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins on the participant's date of hire. Eligible employees are automatically enrolled in the 401(k) Plan at a contribution rate of five percent of the employee's annual base salary, unless the employee opts out of participation or makes an alternate election within 30 days of becoming eligible for participation.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The Company match for the 401(k) plan is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
401(k) plan	$17	$18	$27
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company.
In connection with the Parsley Acquisition, the Company assumed all rights and obligations under the Amended and Restated Parsley Energy, Inc. 2014 Long-Term Incentive Plan (the "2014 Parsley Plan") and the Jagged Peak Energy Inc. 2017 Long-Term Incentive Plan (the "Jagged Peak Plan") and together with the 2014 Parsley Plan, (the "Parsley Plans"). The awards outstanding under the Parsley Plans were assumed by the Company and were automatically converted into an award with the right to receive a number of shares of Pioneer common stock that is equal to the product of the number of shares of Parsley common stock subject to such award under the Parsley Plans as of the acquisition date and the Exchange Ratio (0.1252). As a result, 37,299 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding awards granted under the 2014 Parsley Plan and 1,166 shares of Pioneer common stock are issuable by the Company upon settlement of the outstanding awards granted under the Jagged Peak Plan.
Shares available for future grant pursuant to awards under the LTIP are as follows:

As of December 31, 2021
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under plan	(9,369,570)
4,110,005
______________________
(a)Under New York Stock Exchange rules, the Company added the shares that were available under the 2014 Parsley Plan to the LTIP. These shares can only be used for grants to employees who were not employed or engaged by Pioneer or any of its subsidiaries immediately before the Parsley Acquisition and such awards may only be granted through May 22, 2024, the date that the 2014 Parsley Plan would have otherwise expired.
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
Shares available for future issuance under the ESPP are as follows:

As of December 31, 2021
Approved and authorized shares (a)	2,500,000
Shares issued	(1,172,763)
1,327,237

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Stock-based compensation expense and the associated income tax benefit for awards issued under both the LTIP and ESPP are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Restricted stock - equity awards	$44	$49	$79
Restricted stock - liability awards (a)	17	12	19
Restricted stock and performance units - Parsley awards (b)	33	—	—
Performance unit awards	27	21	19
Employee Stock Purchase Plan	2	2	2
Total stock-based compensation expense	$123	$84	$119
Income tax benefit	$14	$7	$18
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of December 31, 2021 and December 31, 2020, accounts payable – due to affiliates included $9 million and $7 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.
As of December 31, 2021, there is $85 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $23 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Restricted stock awards. The Company routinely awards restricted shares or units of the Company's common stock as compensation to directors, officers and employees of the Company.
Restricted stock award activity is as follows:

	Year Ended December 31, 2021
	Equity Awards		Liability Awards
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of shares
Beginning incentive compensation awards	765,981	$130.72	221,353
Awards granted	304,142	$141.82	71,870
Awards assumed (a)	38,465	$133.25	—
Awards forfeited	(8,598)	$124.33	(9,455)
Awards vested (b)	(358,098)	$138.28	(101,490)
Ending incentive compensation awards	741,892	$131.83	182,278
______________________
(a)Awards assumed as a result of the Parsley Acquisition that will settle in Company shares upon vesting.
(b)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards that vest during the period.

In addition to the aforementioned, during the year ended December 31, 2021, the Company assumed 216,914 Parsley restricted stock equity awards that immediately vested upon completion of the Parsley Acquisition.
The weighted average grant-date fair value per unit of restricted stock Equity Awards awarded during 2021, 2020 and 2019 was $141.82, $108.24 and $137.23, respectively. The grant-date fair value of restricted stock Equity Awards that vested during 2021, 2020 and 2019 was $50 million, $59 million and $99 million, respectively. The total fair value of restricted stock Equity Awards that vested during 2021, 2020 and 2019 was $51 million, $47 million and $91 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash paid for vested Liability Awards	$14	$16	$20
Performance unit awards. Each year, at its discretion, the board of directors of the Company awards performance units to certain of the Company's officers under the LTIP. The number of shares of common stock to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The performance unit awards vest over a 34-month service period.
The grant-date fair value per unit of the 2021, 2020 and 2019 performance unit awards were $165.32, $184.06 and $165.84, respectively, and are being recorded as stock-based compensation expense ratably over the performance period. The fair value of the performance unit awards was determined using the Monte Carlo simulation model that utilizes multiple input variables to determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
Assumptions used to estimate the fair value of performance unit awards granted in each of the following years are as follows:

	2021			2020			2019
Risk-free interest rate	0.18%			0.68%			2.49%
Range of volatilities	25%	-	104%	31%	-	45%	28%	-	43%
Performance unit activity is as follows:

	Year Ended December 31, 2021
	Number of Units (a)	Weighted Average Grant- Date Fair Value
Beginning performance unit awards	207,430	$177.37
Units granted	173,423	$165.32
Units vested (b)	(76,167)	$165.84
Ending performance unit awards	304,686	$173.39
_____________________
(a)Amount reflects the number of performance units initially granted. The actual payout of shares upon vesting may be between zero and 250 percent of the performance units included in this table depending upon the total shareholder return ranking of the Company compared to peer companies at the vesting date.
(b)Units vested reflects the number of performance units that vest upon retirement or departure of eligible officers or when the service period on the award has ended. Awards that vest upon retirement or departure of eligible officers are not transferred to the officer until the original service period of the award lapses. None of the 76,167 units that vested are associated with eligible officer retirements in 2021. On December 31, 2021, the service period lapsed on 86,483 performance unit awards that earned 1.55 shares for each vested award resulting in 134,059 aggregate shares of common stock being issued on January 3, 2022. Of the 86,483 performance unit awards that lapsed, 10,316 units were associated with units that vested in prior years upon retirement or departure of eligible officers.
In addition, during the year ended December 31, 2021, the Company assumed 100,056 Parsley performance units which immediately vested upon completion of the Parsley Acquisition.
The grant-date fair value of performance units that vested during 2021, 2020 and 2019 was $13 million, $10 million and $22 million, respectively. The total fair value of performance units that vested during 2021, 2020 and 2019 was $14 million, $5 million, and $13 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
NOTE 9. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.
Asset retirement obligations activity is as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Beginning asset retirement obligations	$282	$191
Liabilities assumed in Parsley Acquisition	73	—
Liabilities assumed in DoublePoint Acquisition	37	—
New wells placed on production	10	5
Changes in estimates (a)	7	109
Dispositions	(24)	—
Liabilities settled	(38)	(32)
Accretion of discount	7	9
Ending asset retirement obligations	354	282
Less current portion of asset retirement obligations	(55)	(42)
Asset retirement obligations, long-term	$299	$240
_____________________
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
NOTE 10. Leases
As of December 31, 2021, the Company has one finance lease for its corporate headquarters office building. The Company's operating leases, as of December 31, 2021, are comprised of drilling rigs, storage tanks, equipment and buildings.
The Company's finance lease balances are as follows:

		As of December 31,
Type	Consolidated Balance Sheet Location	2021	2020
		(in millions)
Assets:
Finance lease right-of-use asset	Other property and equipment, net	$500	$528
Liabilities:
Finance lease liability, current	Other liabilities - current	$18	$17
Finance lease liability, noncurrent	Other liabilities - noncurrent	$521	$539

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Finance lease cost:
Amortization of right-of-use asset	$28	$28	$7
Interest on lease liability	16	17	4
Operating lease cost (a)	162	151	200
Short-term lease cost (b)	107	23	33
Variable lease cost (c)	59	27	73
Sublease income	(4)	—	—
	$368	$246	$317
_____________________
(a)Represents straight-line lease costs associated with the Company's operating lease right-of-use assets.
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
Cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating cash flows:
Cash payments for operating, short-term and variable leases	$131	$83	$103
Cash payments for interest on finance lease	$16	$17	$4
Investing cash flows:
Cash payments for operating, short-term and variable leases (a)	$191	$130	$180
Financing cash flows:
Cash payments for principal on finance lease	$17	$16	$1
_____________________
(a)Represents costs associated with drilling operations that are capitalized as additions to oil and gas properties.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The changes in lease liabilities are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Operating	Finance	Operating	Finance
	(in millions)
Beginning lease liabilities	$210	$556	$306	$572
Liabilities assumed in exchange for new right-of-use assets (a)	100	—	33	—
Liabilities assumed in the Parsley Acquisition	201	—	—	—
Liabilities assumed in the DoublePoint Acquisition	2	—	—	—
Contract modifications (b)	2	—	27	—
Liabilities settled	(158)	(17)	(163)	(16)
Accretion of discount on operating leases (c)	7	—	7	—
Ending lease liabilities (d)	$364	$539	$210	$556
______________________
(a)Represents noncash leasing activity. The weighted-average discount rate used to determine the present value of future operating and finance lease payments is 1.8 percent and 3.0 percent respectively, in 2021 and 2.5 percent and 3.0 percent, respectively, in 2020.
(b)Represents changes in lease liabilities due to modifications of original contract terms.
(c)Represents imputed interest on discounted future cash payments of operating leases.
(d)As of December 31, 2021, the weighted-average remaining lease term of the Company's operating and finance leases is six and 18 years, respectively, as compared to three and 19 years in 2020.

Maturities of lease liabilities are as follows:

	As of December 31, 2021
	Operating	Finance
	(in millions)
2022	$131	$34
2023	78	35
2024	44	35
2025	19	36
2026	21	36
Thereafter	98	528
Total lease payments	391	704
Less present value discount	(27)	(165)
Present value of lease liabilities	$364	$539
NOTE 11. Commitments and Contingencies
Severance agreements. As of December 31, 2021, the Company has entered into severance and change in control agreements with certain of its officers and key employees. The current annual salaries for the officers and key employees covered under such agreements total $14 million.
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
December 31, 2021, 2020 and 2019
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated MVCs to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVCs from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVCs are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $211 million as of December 31, 2021. The Company's estimated deficiency fee obligation as of December 31, 2021 of $191 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer of $84 million is included in noncurrent other assets in the consolidated balance sheets. The Company has received credit support for the deficiency fee receivable of up to $100 million.
Raton transportation commitments. As part of the Raton Basin Sale, the Company transferred certain gas transportation commitments, which extend through 2032, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $72 million as of December 31, 2021. The Company has received credit support for the commitments of up to $50 million. The Company paid $6 million in gas transportation fees associated with the transferred commitment for the year ended December 31, 2021 and was fully reimbursed.
West Eagle Ford Shale commitments. In April 2018, the Company completed the sale of its West Eagle Ford Shale gas and liquids field to an unaffiliated third party and transferred certain gas and liquids transportation commitments, which extend through 2022, to the buyer for which the Company has provided a guarantee. Assuming 100 percent of the remaining commitments are paid by the Company under its guarantee, the maximum amount of future payments would be approximately $15 million as of December 31, 2021. The Company has received credit support for the commitments of up to $17 million.
Certain contractual obligations were retained by the Company after certain divestitures, primarily the South Texas Divestiture. These contractual obligations are primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets and changes are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Beginning contractual obligations	$360	$468
Additions (a)	1	—
Liabilities settled	(166)	(200)
Accretion of discount	8	13
Changes in estimate (b)	(4)	79
Ending contractual obligations	$199	$360
______________________
(a)Represents environmental obligations associated with the Delaware Divestiture for which the Company is responsible for reimbursing Continental in 2022.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(b)Primarily represents changes in the Company's forecasted deficiency fee payments associated with the South Texas Divestiture and the difference between estimated and actual liabilities settled associated with the Raton transportation commitments.
Firm purchase, gathering, processing, transportation, fractionation and storage commitments. From time to time, the Company enters into, and as of December 31, 2021 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. These commitments are normal and customary for the Company's business activities.
Minimum firm commitments are as follows:

As of December 31, 2021
Firm Commitments
(in millions)
2022	$615
2023	558
2024	581
2025	513
2026	506
Thereafter	1,501
$4,274
Oil and gas delivery commitments. The Company has contracts that require delivery of fixed volumes of oil and gas. The Company intends to fulfill its short-term and long-term obligations with the Company's production or from purchases of third party volumes.
Delivery commitments for oil and gas are as follows:

	As of December 31, 2021
	Oil	Gas
	(Bbls per day)	(MMBtu per day)
2022	176,877	387,671
2023	138,630	408,356
2024	122,459	392,213
2025	74,795	245,000
2026	50,000	198,973
Thereafter	39,521	535,754

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
In October 2019, Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman, and in March 2020 he was appointed as Chief Executive Officer and Chairman of the board of directors of ProPetro. On August 31, 2021, Mr. Gobe transitioned from ProPetro's Chairman and Chief Executive Officer to its Executive Chairman. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party.
Transactions and balances with ProPetro are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Pressure pumping related services charges (a)	$406	$238
____________________
(a)Includes $10 million and $41 million of idle frac fleet fees for the years ended December 31, 2021 and December 31, 2020, respectively.

	As of December 31,
	2021	2020
	(in millions)
Accounts payable - due to affiliate (a)	$66	$45
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
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Revenue - service revenue	$628	$635
Cost of services (exclusive of depreciation and amortization)	$475	$469
Net loss	$(34)	$(63)

NOTE 13. Major Customers
Purchasers of the Company's oil, NGL and gas production that individually accounted for ten percent or more of the Company's oil and gas revenues in at least one of the three years ended December 31, 2021 are as follows:

	Year Ended December 31,
	2021	2020	2019
Sunoco Logistics Partners L.P.	16%	36%	33%
Shell Trading US Company	13%	2%	2%
Occidental Energy Marketing Inc.	10%	18%	20%
Plains Marketing L.P.	9%	14%	13%
The loss of any of these major purchasers, which primarily purchase the Company's oil production, could have a materially adverse effect on the ability of the Company to produce and sell its oil production.
Purchasers of the Company's purchased oil and gas that individually accounted for ten percent or more of the Company's sales of purchased oil and gas in at least one of the three years ended December 31, 2021 are as follows:

	Year Ended December 31,
	2021	2020	2019
Occidental Energy Marketing Inc.	27%	28%	30%

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Oil sales	$8,808	$2,871
NGL sales	1,707	490
Gas sales	988	269
Total oil and gas revenues	11,503	3,630
Sales of purchased oil	6,247	3,359
Sales of purchased gas	62	24
Sales of purchased diesel	58	11
Total sales of purchased commodities	6,367	3,394
	$17,870	$7,024
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL, gas and sales of purchased oil, gas and diesel may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of December 31, 2021 and 2020, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $1.6 billion and $661 million, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
NOTE 15. Interest and Other Income (Loss), Net
The components of interest and other income (loss) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Investment in affiliate valuation adjustment (Note 4)	$12	$(64)	$15
Deferred compensation plan income (Note 8)	10	7	15
Interest income	1	5	17
Seismic data sales	—	2	5
Gain on sale of investment in Hidden Ridge Building (a)	—	—	56
Contingent consideration valuation adjustment (Note 4)	—	(42)	(45)
Severance and sales tax refunds, net	(2)	13	6
Short-term investment valuation adjustment (Note 4)	(11)	—	—
Other	13	12	7
	$23	$(67)	$76
____________________
(a)Represents the net gain on the sale of the Company's investment in its corporate headquarters.
NOTE 16. Other Expense
The components of other expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Parsley Acquisition transaction costs (a)	$211	$10	$—
Winter Storm Uri gas commitments (b)	80	—	—
Unoccupied facility expense (c)	38	(1)	—
DoublePoint Acquisition transaction costs (d)	33	—	—
Transportation commitment charges (e)	22	16	74
Legal and environmental charges	17	12	19
Termination and idle drilling and frac equipment charges (f)	10	80	25
Asset impairment (g)	4	3	38
Loss on early extinguishment of debt ( Note 7)	2	27	—
Restructuring charges (Note 3)	2	79	159
Asset divestiture-related charges (h)	1	—	25
Sand mine decommissioning-related charges (Note 3)	—	—	23
Corporate headquarters relocation-related costs (i)	—	—	41
Vertical integration services (gain) loss (j)	(6)	(2)	15
South Texas deficiency fee obligation, net (Note 4)	(10)	80	—
Other	6	17	29
	$410	$321	$448
____________________
(a)Represents costs associated with the Parsley Acquisition, which include $90 million of employee-related costs and $121 million of transaction-related fees during the year ended December 31, 2021. See Note 3 for additional information.
(b)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(c)Primarily represents facilities expense associated with certain acquired Parsley offices that were not occupied.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(d)Represents costs associated with the DoublePoint Acquisition, which includes $14 million of employee-related costs and $19 million of transaction-related fees. See Note 3 for additional information.
(e)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(f)Includes idle frac fleet fees, stacked drilling rig charges and drilling rig early termination charges.
(g)Asset impairments in 2019 primarily represents an impairment charge to inventory and other property and equipment related to the decommissioning of the Company's Brady, Texas sand mine and an impairment charge related to pumping services assets that had no future benefit to the Company. See Note 3 and Note 4 for additional information.
(h)Primarily represents employee-related costs and contract termination charges associated with the Company's 2019 divestitures.
(i)Represents costs associated with relocating the Company's corporate headquarters, including $28 million of accelerated amortization of the operating lease right-of-use asset associated with the Company's former corporate headquarters and $12 million of exit and relocation-related costs.
(j)Represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three years ended December 31, 2021, 2020 and 2019, the vertical integration net margins included $40 million, $42 million and $51 million of gross vertical integration revenues, respectively, and $34 million, $40 million and $66 million of total vertical integration costs and expenses, respectively. During the year ended December 31, 2021, the Company divested its well services business and continues to operate its water services business. See Note 3 for additional information.
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
Parsley Acquisition. For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. The Company recorded a deferred tax liability of $133 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consisted of net operating loss carryforwards of $2.3 billion that are subject to an annual limitation under Internal Revenue Code Section 382. The Company believes it is more likely than not that the acquired net operating loss carryforwards will be utilized before they expire. Offsetting the deferred tax assets attributes are deferred tax liability attributes, primarily related to the cost basis in oil and gas properties for tax purposes being less than the recorded book amounts.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Uncertain tax positions. As of December 31, 2021, the Company has state unrecognized tax benefits ("UTBs") for tax years 2013 and 2015 through 2018 resulting from research and experimental expenditures related to horizontal drilling and completion innovations. The issues related to the claims are complex and uncertain, and the Company cannot conclude that it is more likely than not that it will sustain the claims. Accordingly, no tax benefit has been recognized for the filed claims. The Company believes it will substantially resolve the uncertainties associated with the state UTBs within the next twelve months.
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning unrecognized tax benefits	$—	$39	$141
Current year additions	27	—	—
Effectively settled tax positions	—	(39)	(102)
Ending unrecognized tax benefits	$27	$—	$39
Other tax matters.
Net tax refunds (payments) related to filed tax returns are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Tax refunds (payments), net (a)	$(1)	$13	$5
____________________
(a)Represents net state tax payments of $3 million, $3 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and net federal tax refunds of $2 million, $16 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2021, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.
The earliest open years in the Company's key jurisdictions are as follows:

U.S. federal	2020
Various U.S. states	2013
Income tax benefit (provision) is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current:
U.S. federal	$(1)	$12	$8
U.S. state	(44)	(3)	(3)
Current income tax benefit (provision)	(45)	9	5
Deferred:
U.S. federal	(585)	55	(228)
U.S. state	2	(3)	(12)
Deferred income tax benefit (provision)	(583)	52	(240)
Income tax benefit (provision)	$(628)	$61	$(235)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The effective tax rate for income (loss) is reconciled to the United States federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except percentages)
Income (loss) before income taxes	$2,746	$(261)	$1,008
Federal statutory income tax rate	21%	21%	21%
Benefit (provision) for federal income taxes at the statutory rate	(577)	55	(212)
State income tax provision (net of federal tax)	(33)	(5)	(12)
Transaction costs	(6)	—	—
Other	(12)	11	(11)
Income tax benefit (provision)	$(628)	$61	$(235)
Effective tax rate	23%	23%	23%

Significant components of deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Net operating loss carryforward (a)	$1,263	$1,111
Credit carryforwards (b)	110	110
Asset retirement obligations	77	61
Incentive plans	27	29
Net deferred hedge losses	167	68
South Texas Divestiture	41	62
Lease deferred tax assets	196	167
Convertible debt	17	—
Other	60	47
Deferred tax assets	1,958	1,655
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(3,664)	(2,741)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(235)	(196)
South Texas Divestiture	(18)	(16)
Lease deferred tax liabilities	(76)	(43)
Convertible Notes	—	(23)
Other	(3)	(2)
Deferred tax liabilities	(3,996)	(3,021)
Net deferred tax liability	$(2,038)	$(1,366)
____________________
(a)Net operating loss carryforwards as of December 31, 2021 consist of $6.0 billion of U.S. federal NOLs. Of the NOLs, $2.2 billion were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2032, and $3.8 billion were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely under current tax law. Additionally, the net operating loss carryforwards consist of $177 million of Colorado NOLs that begin to expire in 2027, all of which have a fully offsetting valuation allowance.
(b)Credit carryforwards as of December 31, 2021, consist of $110 million of U.S. federal credits for increasing research and development activities that expire between 2032 and 2038.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
NOTE 18. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss) attributable to common stockholders	$2,118	$(200)	$773
Participating share-based earnings (a)	(5)	—	(3)
Basic net income (loss) attributable to common stockholders	2,113	(200)	770
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	6	—	—
Diluted net income (loss) attributable to common stockholders	$2,119	$(200)	$770

Basic weighted average shares outstanding	233	165	167
Contingently issuable stock-based compensation	1	—	—
Convertible Notes (b)	12	—	—
Diluted weighted average shares outstanding	246	165	167
______________________
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2021. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
Expenditures to acquire shares under the share repurchase program are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Shares repurchased (a)	$250	$160	$622
______________________
(a)During the year ended December 31, 2021, 1,379,634 shares were repurchased under the share repurchase program, as compared to 1,511,930 and 4,532,482 shares repurchased for the year ended December 31, 2020 and 2019, respectively.
As of December 31, 2021, $841 million remained available for use to repurchase shares under the Company's common stock repurchase program. See Note 19 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
NOTE 19. Subsequent Events
Dividends. In February 2022, the Company declared a quarterly base dividend of $0.78 per share and a quarterly variable dividend of $3.00 per share for shareholders of record on February 28, 2022, with a payment date of March 14, 2022.
Stock repurchase program. In February 2022, the Company's board of directors authorized a new $4 billion common stock repurchase program. This new authorization replaced the then-existing $2 billion common stock repurchase program that had $841 million remaining in the program at the time of the new authorization.
Senior notes. On February 4, 2022, the Company delivered a notice of redemption for all of the outstanding 0.75% Senior Notes due 2024 (the "2024 Notes") and 4.45% Senior Notes due 2026 (the "2026 Notes") with a redemption date for the 2024 Notes of February 14, 2022, and a redemption date for the 2026 Notes of February 24, 2022. The 2024 Notes were fully redeemed with cash on hand on February 14, 2022, for an aggregate principal amount of $750 million plus accrued and unpaid interest. The Company expects to complete the redemption of the 2026 Notes with cash on hand on February 24, 2022, at the "make-whole" redemption price plus accrued and unpaid interest. The Company expects to recognize a pre-tax loss of approximately $50 million on the early extinguishment of its 2026 Notes.
Divestiture. In December 2021, the Company entered into a purchase and sale agreement with West Texas Gas, Inc. ("WTG") to sell the Company's 30 percent equity interest in WTG's gas gathering and processing system in northern Martin County for cash proceeds of $126 million, after normal closing adjustments. The Company expects to recognize no gain or loss on the sale of these assets. The transaction closed in February 2022.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the U.S. See the Company's accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2021	2020
	(in millions)
Oil and gas properties:
Proved	$34,454	$23,934
Unproved	6,063	576
Capitalized costs for oil and gas properties	40,517	24,510
Less accumulated depletion, depreciation and amortization	(12,335)	(10,071)
Net capitalized costs for oil and gas properties	$28,182	$14,439
Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Property acquisition costs:
Proved	$9,039	$—	$2
Unproved	8,090	14	26
Exploration costs (a)	2,690	1,172	2,199
Development costs (b)	706	387	743
Total costs incurred	$20,525	$1,573	$2,970
______________________
(a)Exploration costs incurred for oil and gas production activities includes $8 million, $5 million and $10 million related to asset retirement obligations for the year ended December 31, 2021, 2020 and 2019, respectively.
(b)Development costs incurred for oil and gas producing activities includes the following amounts:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Development drilling	$327	$118	$197
Production facilities (a)	171	79	140
Equipment upgrades	133	40	42
Gas plant expansion (b)	18	17	147
Asset retirement obligations	7	107	75
Other (c)	50	26	142
Total development costs incurred	$706	$387	$743
______________________
(a)Primarily represents production facilities including tank batteries, flowlines and pipeline connections that were associated with development wells and successful exploratory/extension wells placed on production.
(b)Primarily represents gas plant capital related to the Company's ownership share of expansion capital in gas plants and related infrastructure.
(c)Primarily represents (i) labor costs associated with the Company's capital program and (ii) development costs related to produced water disposal wells.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2021, 2020 and 2019 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.
Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling and production performance may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. The Company emphasizes that proved reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
The following table provides a rollforward of total proved reserves. Oil and NGL volumes are expressed in MBbls, gas volumes are expressed in MMcf and total volumes are expressed in MBOE.

	Year Ended December 31,
	2021				2020				2019
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Total Proved Reserves:
Balance, January 1	568,784	379,187	1,940,100	1,271,321	603,750	281,983	1,499,513	1,135,652	565,010	240,914	1,458,574	1,049,020
Production (b)	(130,300)	(52,204)	(272,351)	(227,896)	(77,095)	(31,376)	(166,863)	(136,282)	(77,509)	(26,398)	(145,026)	(128,078)
Revisions of previous estimates	(65,884)	242	161,822	(38,672)	(68,300)	73,107	342,720	61,927	(30,216)	29,415	94,767	14,994
Extensions and discoveries	230,458	136,716	688,637	481,947	111,239	55,952	267,497	211,774	167,022	60,069	293,507	276,009
Sales of minerals-in-place	(113,898)	(33,566)	(143,669)	(171,409)	(1,480)	(803)	(4,434)	(3,022)	(20,603)	(22,032)	(202,401)	(76,369)
Purchases of minerals-in-place	478,468	239,605	1,132,169	906,768	670	324	1,667	1,272	46	15	92	76
Balance, December 31	967,628	669,980	3,506,708	2,222,059	568,784	379,187	1,940,100	1,271,321	603,750	281,983	1,499,513	1,135,652
Proved Developed Reserves:
Balance, January 1	539,320	362,584	1,855,607	1,211,172	571,293	268,468	1,429,417	1,077,997	521,579	219,730	1,330,852	963,118
Balance, December 31	847,632	584,492	3,076,329	1,944,845	539,320	362,584	1,855,607	1,211,172	571,293	268,468	1,429,417	1,077,997
Proved Undeveloped Reserves:
Balance, January 1	29,464	16,603	84,493	60,149	32,457	13,515	70,096	57,655	43,431	21,184	127,722	85,902
Balance, December 31	119,996	85,488	430,379	277,214	29,464	16,603	84,493	60,149	32,457	13,515	70,096	57,655
______________________
(a)The proved gas reserves as of December 31, 2021, 2020 and 2019 include 186,325 MMcf, 115,239 MMcf and 100,236 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel.
(b)Production for 2021, 2020 and 2019 includes 15,420 MMcf, 11,201 MMcf and 11,781 MMcf of gas consumed as field fuel, respectively.

Revisions of previous estimates. Revisions of previous estimates are comprised of 111 MMBOE of negative technical revisions for 2021 and 145 MMBOE and 26 MMBOE of positive technical revisions for 2020 and 2019, respectively. The negative technical revisions in 2021 are primarily attributable to (i) 55 MMBOE related to reductions in estimates of future production associated with producing wells, (ii) 32 MMBOE related to the removal of 36 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated and (iii) 24 MMBOE primarily related to vertical wells that are near the end of their productive life or were either plugged and abandoned or shut-in pending being plugged and abandoned. The positive technical revisions in 2020 are primarily attributable to 167 MMBOE of positive NGLs and gas revisions as a result of (i) increasing wet gas production (as a percentage of a horizontal well's total production) over time, (ii) new processing facilities and takeaway capacity being placed into service during 2019 and 2020, which had the effect of lowering line pressures, and (iii) increased recovery rates for NGLs. The positive technical revisions for 2019 are primarily attributable to improved performance from horizontal wells placed on production in the Spraberry/Wolfcamp oil field in the Midland Basin. Revisions of previous estimates associated with changes in NYMEX oil and gas prices resulted in positive price revisions of 72 MMBOE in 2021 and negative price revisions of 83 MMBOE and 11 MMBOE in 2020 and 2019, respectively.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,				% Change
	2021	2020	2019	2018	2021 to 2020	2020 to 2019	2019 to 2018
Oil per Bbl	$66.56	$39.57	$55.93	$65.57	68%	(29%)	(15%)
Gas per Mcf	$3.60	$1.98	$2.58	$3.10	82%	(23%)	(17%)
Extensions and discoveries. Extensions and discoveries for 2021, 2020 and 2019 were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Midland Basin. During 2021, 2020 and 2019, the Company drilled 488, 242 and 280 gross productive exploratory/extension wells, respectively, and added 36, 28 and 41 of proved undeveloped locations, respectively. Associated therewith, during 2021, 2020 and 2019, the Company added 482 MMBOE, 212 MMBOE and 276 MMBOE of net reserves from extensions and discoveries, respectively, of which 30 MMBOE, 29 MMBOE and 36 MMBOE, respectively, were recorded as proved undeveloped reserves. The Permian Basin's geology is complex, consisting of multiple stacked horizons/zones, each with its own unique characteristics. The Company recognizes proved undeveloped reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or when reliable technology provides reasonable certainty of economic producibility.
Sales of minerals-in-place. Sales of minerals-in-place in 2021 are primarily related to the Delaware Divestiture and Glasscock Divestiture, reflecting sales of minerals-in-place of 158 MMBOE and 13 MMBOE, respectively. In 2020, sales of minerals-in-place were primarily related to divesting non-core Permian Basin unproved properties and associated producing wells. In 2019, sales of minerals-in-place were primarily related to the sale of the Company's Eagle Ford assets and other remaining South Texas assets. See Note 3 to the accompanying financial statements for additional information.
Purchases of minerals-in-place. Purchases of minerals-in-place in 2021 are primarily related to the Parsley Acquisition and the DoublePoint Acquisition, reflecting the addition of 546 MMBOE and 361 MMBOE, respectively, of net reserves, including the addition of 60 and 248 proved undeveloped locations, respectively. In 2020 and 2019, purchases of minerals-in-place were primarily related to acquisitions in the Company's Spraberry/Wolfcamp oil field in the Midland Basin.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
Proved undeveloped reserves activity is as follows (in MBOE):

Year Ended December 31, 2021
Beginning proved undeveloped reserves	60,149
Revisions of previous estimates	(22,022)
Extensions and discoveries	30,017
Sales of minerals-in-place	(10,563)
Purchases of minerals-in-place	275,677
Transfers to proved developed	(56,044)
Ending proved undeveloped reserves	277,214
As of December 31, 2021, the Company had 305 proved undeveloped well locations, as compared to 60 for both December 31, 2020 and 2019. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during 2021 were comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates were comprised of 27 MMBOE, primarily related to removing 36 locations that are not expected to be drilled in the time frame originally anticipated, partially offset by 5 MMBOE of positive price revisions.
Extensions and discoveries. Extensions and discoveries were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Midland Basin.
Sales of minerals-in-place. Sales of minerals-in-place were primarily comprised of proved undeveloped reserves included in the Delaware Divestiture.
Purchases of minerals-in-place. Purchases of minerals-in-place were primarily comprised of proved undeveloped reserves associated with the Parsley Acquisition and the DoublePoint Acquisition.
Transfers to proved developed. Transfers to proved developed reserves represented the proved undeveloped reserves associated with 54 undeveloped locations that moved to proved developed as a result of development drilling.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2021.
While the Company expects, based on Management's Price Outlooks, that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of internally-generated cash flows, cash and cash equivalents on hand, sales of investments, availability under its Credit Facility, or external financing sources to fund these and other capital expenditures.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
The estimated timing and cash flows of developing proved undeveloped reserves are as follows:

	As of December 31, 2021
	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
		(in millions)
Year Ended December 31, (a)
2022	5,416	$286	$34	$196	$57
2023	8,905	454	57	268	129
2024	14,157	719	90	319	310
2025	20,469	1,023	129	463	431
2026	26,160	1,280	165	426	689
Thereafter (b)	202,107	8,213	2,033	41	6,138
Total	277,214	$11,975	$2,508	$1,713	$7,754
______________________
(a)Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling beginning in 2022.
(b)Future development costs include $26 million of net abandonment costs in years beyond the forecasted years.
The Company's 2021 estimated future production costs attributable to proved undeveloped reserves of $9.05 per BOE are less than the forecasted future production costs attributable to total proved reserves of $13.36 per BOE for the following reasons:
•As of December 31, 2021, a significant portion of the Company's proved developed producing wells are comprised of legacy vertical wells that have higher production costs, on a per BOE basis, than the Company's proved developed producing horizontal wells. The total proved reserves production cost per BOE of $13.36 is comprised of $12.35 per BOE for horizontal wells and $26.65 per BOE for vertical wells.
•The estimated future production costs of $9.05 per BOE associated with proved undeveloped reserves, comprised entirely of horizontal wells, is marginally lower than the $12.35 per BOE average of the Company's producing horizontal wells included in total proved reserves. The lower costs take into account the initial production rates of new wells, which are higher at the beginning of a well's life, and result in a lower overall production cost, on a per BOE basis, when looked at over the well's total productive life versus a well that is later in its productive life. In addition, the future production costs on proved undeveloped horizontal wells also reflect the economies of scale of adding the wells to existing infrastructure, allowing the Company to spread certain fixed costs over a larger production volume.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
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
Discounted future cash flow estimates, like those shown below, are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable and possible reserves, anticipated future commodity prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.
The standardized measure of discounted future cash flows as well as a rollforward in total for each respective year are as follows:

	December 31,
	2021	2020	2019
	(in millions)
Oil and gas producing activities:
Future cash inflows	$95,717	$30,357	$40,902
Future production costs	(29,682)	(14,784)	(19,687)
Future development costs (a)	(2,621)	(1,124)	(1,858)
Future income tax expense	(4,584)	(494)	(1,096)
Standardized measure of future cash flows	58,830	13,955	18,261
Ten percent annual discount factor	(31,146)	(6,753)	(8,527)
Standardized measure of discounted future cash flows	$27,684	$7,202	$9,734
__________________
(a)Includes $801 million, $595 million and $584 million of undiscounted future asset retirement expenditures estimated as of December 31, 2021, 2021, 2020 and 2019, respectively, using current estimates of future abandonment costs at the end of each year. See Note 9 for additional information.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2021, 2020 and 2019
Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Oil and gas sales, net of production costs	$(9,167)	$(2,566)	$(3,569)
Revisions of previous estimates:
Net changes in prices and production costs	19,117	(3,971)	(2,935)
Changes in future development costs	(248)	152	(454)
Revisions in quantities	(1,743)	(27)	(174)
Accretion of discount	977	809	985
Extensions, discoveries and improved recovery	10,266	2,366	4,541
Development costs incurred during the period	257	105	183
Sales of minerals-in-place	(2,789)	(9)	(541)
Purchases of minerals-in-place	7,902	7	—
Change in present value of future net revenues	24,572	(3,134)	(1,964)
Net change in present value of future income taxes	(4,090)	602	365
	20,482	(2,532)	(1,599)
Balance, beginning of year	7,202	9,734	11,333
Balance, end of year	$27,684	$7,202	$9,734

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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2021, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of
December 31, 2021, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on Internal Control Over Financial Reporting
We have audited Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pioneer Natural Resources Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2022

PIONEER NATURAL RESOURCES COMPANY

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2022 and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2022 and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Summarized information about the Company's equity compensation plans is as follows:

	As of December 31, 2021
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2006 Long-Term Incentive Plan (b)(c)	6,039	$113.76	4,110,005
Employee Stock Purchase Plan (d)	—	—	1,327,237
	6,039	$113.76	5,437,242
_______________________
(a)There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.
(b)The number of remaining securities available for future issuance under the Company's 2006 Long-Term Incentive Plan is based on the aggregate securities authorized for issuance under the plan of 12,600,000.
(c)The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units as of December 31, 2021.
(d)The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the aggregate securities authorized for issuance under the plan of 2,500,000.
See Note 8 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2022 and is incorporated herein by reference.

PIONEER NATURAL RESOURCES COMPANY

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2022 and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2022 and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data:"
•Report of Independent Registered Pubic Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
•Unaudited Supplementary Information
(b)Exhibits
The exhibits to this Report that are required to be filed pursuant to Item 15(b) are listed below.
(c)Financial Statement Schedules
No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

PIONEER NATURAL RESOURCES COMPANY
Exhibits

Exhibit Number		Description
2.1*	—
Membership Interest Purchase Agreement, dated as of April 1, 2021, by and among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. and Double Eagle III Midco 2 LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 2, 2021).

2.2*	—
Purchase and Sale Agreement, dated as of November 1, 2021, by and among Parsley Energy, LLC, Parsley Energy, L.P., Parsley Minerals, LLC, Parsley Energy Operations, LLC, and Continental Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2021).

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
First Supplemental Indenture, dated June 26, 2012, by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 28, 2012).

4.7	—
Second Supplemental Indenture, dated December 7, 2015, by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K File No. 1-13245, filed with the SEC on December 7, 2015).

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

4.11	—
Indenture, dated October 11, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-36463, filed with the SEC on October 11, 2017).

4.12	—
First Supplemental Indenture, dated January 15, 2020, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.14 to the Parsley Energy Inc.'s Annual Report on Form 10-K, File No. 1-36463, filed with the SEC on February 21, 2020).

4.13	—
Second Supplemental Indenture, dated January 26, 2021, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

PIONEER NATURAL RESOURCES COMPANY

4.14	—
Indenture, dated February 11, 2020, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Parsley Energy Inc.'s Current Report on Form 8-K, File No. 1-36463, filed with the SEC on February 11, 2020).

4.15	—
First Supplemental Indenture, dated January 26, 2021, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.16	—	Description of capital stock (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).
4.17	—
Registration Rights Agreement dated as of May 4, 2021, by and among the Company and each of the other parties listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2021).

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

10.12 H	—
Amendment No. 1 to Pioneer Natural Resources Company Amended and Restated 2006 Long-Term Incentive Plan, dated January 12, 2021 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

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

PIONEER NATURAL RESOURCES COMPANY

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

10.22 H (a)	—
Form of Performance Unit Award Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2022, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.23 H	—
Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 1, 2021).

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

PIONEER NATURAL RESOURCES COMPANY

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
Amendment No. 7 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed March 5, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

10.34 H	—
Amendment No. 8 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.35 H	—
Amendment No. 9 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 30, 2020. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.36 H	—
Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.37 H	—
First Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated May 6, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.38 H	—
Second Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 18, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.39 H	—
Third Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-13245).

10.40 H	—
Fourth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated November 2, 2020. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.41 H	—
Fifth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated March 4, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 1-13245).

10.42 H	—
Sixth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

10.43 H (a)	—	Seventh Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated December 2, 2021.
10.44 H	—
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

10.45 H	—
Indemnification Agreement, dated as of January 12, 2021, between the Company and A.R. Alameddine, together with a schedule identifying other substantially identical agreements between the Company and Matt Gallagher (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.46 H	—
Indemnification Agreement, dated as of June 24, 2021, between the Company and Lori G. Billingsley. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.47 H	—
Indemnification Agreement, dated as of September 21, 2021, between the Company and Maria S. Jelescu Dreyfus (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-13245).

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

10.62	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

PIONEER NATURAL RESOURCES COMPANY

10.63	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.64	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.65	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.66	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.67	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.68	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Q-Jagged Peak and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

10.69	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Bryan Sheffield and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

21.1 (a)	—	Subsidiaries of the registrant.
23.1 (a)	—	Consent of Ernst & Young LLP.
23.2 (a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 (a)	—	Report of Netherland, Sewell & Associates, Inc.
101. INS (a)	—	XBRL Instance Document.
101. SCH (a)	—	XBRL Taxonomy Extension Schema.
101. CAL (a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF (a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB (a)	—	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE (a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

PIONEER NATURAL RESOURCES COMPANY

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY
Date:	February 22, 2022

		By:	/s/ Scott D. Sheffield
Scott D. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield	Chief Executive Officer and Director (principal executive officer)	February 22, 2022
Scott D. Sheffield

/s/ Neal H. Shah	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2022
Neal H. Shah

/s/ Margaret M. Montemayor	Vice President and Chief Accounting Officer (principal accounting officer)	February 22, 2022
Margaret M. Montemayor

/s/ J. Kenneth Thompson	Chairman of the Board of Directors	February 22, 2022
J. Kenneth Thompson

/s/ A.R. Alameddine	Director	February 22, 2022
A.R. Alameddine

/s/ Lori G. Billingsley	Director	February 22, 2022
Lori G. Billingsley

/s/ Edison C. Buchanan	Director	February 22, 2022
Edison C. Buchanan

/s/ Maria S. Dreyfus	Director	February 22, 2022
Maria S. Dreyfus

/s/ Matthew M. Gallagher	Director	February 22, 2022
Matthew M. Gallagher

/s/ Phillip A. Gobe	Director	February 22, 2022
Phillip A. Gobe

/s/ Larry R. Grillot	Director	February 22, 2022
Larry R. Grillot

/s/ Stacy P. Methvin	Director	February 22, 2022
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	February 22, 2022
Royce W. Mitchell

/s/ Frank A. Risch	Director	February 22, 2022
Frank A. Risch

/s/ Phoebe A. Wood	Director	February 22, 2022
Phoebe A. Wood

/s/ Michael D. Wortley	Director	February 22, 2022
Michael D. Wortley