Form 10-Q
period 2022-03-31
PIONEER NATURAL RESOURCES CO
filed 2022-05-05
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 4, 2022    241,958,985

PIONEER NATURAL RESOURCES COMPANY

Definitions of Certain Terms and Conventions Used Herein
Within this Report, the following terms and conventions have specific meanings:
Measurements.
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

Indices.
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
•"SoCal" is a benchmark pricing hub for Southern California gas.
•"WAHA" is a benchmark pricing hub for West Texas gas.
•"WTI" means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing.

General terms and conventions.
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
•"WASP" means weighted average sales price.
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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity and oil and gas demand; the impact of armed conflict and political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industries in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of increases due to supply chain disruptions, and results of drilling and operating activities; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility and derivative contracts, (ii) issuers to Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased oil and gas; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition," "Part I, Item 1. Business —Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$3,847
Restricted cash	9	37
Accounts receivable, net	2,397	1,685
Inventories	493	369
Investment in affiliate	231	135
Short-term investments, net	640	58
Other	94	42
Total current assets	6,249	6,173
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	35,272	34,454
Unproved properties	5,924	6,063
Accumulated depletion, depreciation and amortization	(12,971)	(12,335)
Total oil and gas properties, net	28,225	28,182
Other property and equipment, net	1,692	1,694
Operating lease right-of-use assets	320	348
Goodwill	243	243
Other assets	131	171
	$36,860	$36,811
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,608	$2,380
Due to affiliates	116	179
Interest payable	23	53
Income taxes payable	62	45
Current portion of long-term debt	244	244
Derivatives	556	538
Operating leases	113	121
Other	334	513
Total current liabilities	4,056	4,073
Long-term debt	5,446	6,688
Derivatives	1	25
Deferred income taxes	2,571	2,038
Operating leases	222	243
Other liabilities	896	907
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,494,327 and 244,144,444 shares issued as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	19,142	19,123
Treasury stock, at cost; 2,535,342 and 1,366,610 shares as of March 31, 2022 and December 31, 2021, respectively	(523)	(248)
Retained earnings	5,047	3,960
Total equity	23,668	22,837
Commitments and contingencies
	$36,860	$36,811
The financial information included as of March 31, 2022 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues and other income:
Oil and gas	$3,930	$1,824
Sales of purchased commodities	2,217	1,240
Interest and other income, net	126	60
Derivative loss, net	(135)	(691)
Gain on disposition of assets, net	34	11
	6,172	2,444
Costs and expenses:
Oil and gas production	416	252
Production and ad valorem taxes	224	113
Depletion, depreciation and amortization	614	474
Purchased commodities	2,152	1,255
Exploration and abandonments	14	19
General and administrative	73	68
Accretion of discount on asset retirement obligations	4	1
Interest	37	39
Other	77	304
	3,611	2,525
Income (loss) before income taxes	2,561	(81)
Income tax benefit (provision)	(552)	11
Net income (loss) attributable to common stockholders	$2,009	$(70)

Net income (loss) per share attributable to common stockholders:
Basic	$8.25	$(0.33)
Diluted	$7.85	$(0.33)

Weighted average shares outstanding:
Basic	243	210
Diluted	256	210

Dividends declared per share	$3.78	$0.56

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837
Dividends declared ($3.78 per share)	—	—	—	—	(922)	(922)
Exercise of long-term incentive stock options	6	—	—	1	—	1
Purchases of treasury stock	(1,175)	—	—	(276)	—	(276)
Stock-based compensation costs:
Vested compensation awards, net	350	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	2,009	2,009
Balance as of March 31, 2022	241,959	$2	$19,142	$(523)	$5,047	$23,668

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

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,009	$(70)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	614	474
Exploration expenses	5	3
Deferred income taxes	532	(18)
Gain on disposition of assets, net	(34)	(11)
Loss on early extinguishment of debt	47	5
Accretion of discount on asset retirement obligations	4	1
Interest expense	3	1
Derivative-related activity	67	370
Amortization of stock-based compensation	19	52
Investment valuation adjustments	(114)	(54)
Other	30	45
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(697)	(330)
Inventories	(126)	(90)
Operating lease right-of-use assets	28	30
Other assets	(28)	(14)
Accounts payable	178	265
Interest payable	(30)	(57)
Income taxes payable	17	7
Operating leases	(29)	(31)
Other liabilities	89	(201)
Net cash provided by operating activities	2,584	377
Cash flows from investing activities:
Proceeds from disposition of assets	210	23
Proceeds from investments	75	—
Purchase of investments	(640)	—
Cash acquired, net of cash paid	—	117
Additions to oil and gas properties	(917)	(464)
Additions to other assets and other property and equipment	(41)	(24)
Net cash used in investing activities	(1,313)	(348)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	—	2,497
Repayment of credit facilities	—	(397)
Repayment of senior notes, including tender offer premiums	(1,292)	(2,640)
Payments of other liabilities	(121)	(140)
Payments of financing fees	—	(28)
Purchases of treasury stock	(276)	(13)
Exercise of long-term incentive plan stock options	1	6
Dividends paid	(1,073)	(91)
Net cash used in financing activities	(2,761)	(806)
Net decrease in cash, cash equivalents and restricted cash	(1,490)	(777)
Cash, cash equivalents and restricted cash, beginning of period	3,884	1,501
Cash, cash equivalents and restricted cash, end of period	$2,394	$724
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three months ended March 31, 2022 are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and estimates of development and production costs. Actual results could differ from the estimates and assumptions utilized.
NOTE 3. Acquisition and Divestiture Activities
Acquisitions. The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment.
Parsley acquisition. On January 12, 2021, the Company acquired Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley Energy, LLC (the "Parsley Acquisition").
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
Divestitures.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million, after normal closing adjustments ("Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
•During the three months ended March 31, 2022, the Company divested certain undeveloped acres and producing wells in the Midland Basin for (i) cash proceeds of $85 million and (ii) interests in certain Midland Basin undeveloped acres and producing wells valued at $8 million. The Company recorded a gain on these sales of $41 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
•In March 2021, the Company sold its well services business to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned through March 2024. The Company recorded a gain on the sale of $9 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$231	$—	$—	$231
Deferred compensation plan assets	68	—	—	68
Marketing derivatives	—	—	5	5
	$299	$—	$5	$304
Liabilities:
Commodity price derivatives (a)	$—	$519	$—	$519
Marketing derivatives	—	—	38	38
	$—	$519	$38	$557

	As of December 31, 2021
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$135	$—	$—	$135
Deferred compensation plan assets	74	—	—	74
Short-term investment	58	—	—	58
	$267	$—	$—	$267
Liabilities:
Commodity price derivatives (a)	$—	$486	$—	$486
Marketing derivatives	—	—	77	77
	$—	$486	$77	$563
______________________
(a)Includes $250 million and $328 million as of March 31, 2022 and December 31, 2021, respectively, of liabilities recorded in the fourth quarter of 2021 related to entering into equal and offsetting oil and gas commodity derivative trades that had the net effect of eliminating certain of the Company's 2022 derivative obligations.
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
Marketing derivatives. Under the contract terms of the marketing derivatives, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that ends on

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
December 31, 2026. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that the non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments not designated as hedges. The asset and liability measurements for the Company's marketing derivative contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing its marketing derivatives.
The asset and liability values attributable to the Company's marketing derivative were determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of March 31, 2022 and 2021 was $2.03 per barrel and $2.06 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $20 million as of March 31, 2022.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges.
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of the Company's investment in ProPetro common stock is determined using Level 1 inputs based on observable prices on a major exchange. See Note 11 and Note 13 for additional information.
Short-term investment. In October 2021, the Company acquired 960 thousand shares of Laredo Petroleum, Inc. ("Laredo") as partial consideration for its divestiture of certain acreage in western Glasscock County to Laredo. During the three months ended March 31, 2022, the Company sold the 960 thousand shares of Laredo common stock held by the Company. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo common stock was determined using Level 1 inputs based on observable prices on a major exchange. See Note 13 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$2,385	$2,385	$3,847	$3,847
Restricted cash (a) (b)	$9	$9	$37	$37
Short-term investments, net (c)	$640	$640	$—	$—
Liabilities:
Current portion of long-term debt:
Senior notes (d)	$244	$245	$244	$247
Long-term debt:
Convertible senior notes (d)	$1,308	$3,142	$1,307	$2,359
Senior notes (d)	$4,138	$3,895	$5,381	$5,390
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Represents funds in escrow for use in future deficiency fee payments associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture"). Any remaining balance after the payment of the deficiency fees will revert to the Company on March 31, 2023. See Note 10 for additional information.
(c)Represents commercial paper investments that are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. Commercial paper is included in cash and cash equivalents if it has maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments in the accompanying consolidated balance sheets based on their maturity dates. Fair value for the Company's commercial paper investments is determined using Level 2 inputs.
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
Oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, WTI oil prices. As a result, the Company periodically enters into basis swap contracts to reduce basis risk between WTI index prices and Midland index prices at which the oil is sold.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Volumes per day associated with outstanding oil basis derivative contracts as of March 31, 2022 and the weighted average oil price differential for those contracts are as follows:

	2022
	Second Quarter	Third Quarter	Fourth Quarter
Midland/WTI basis swap contracts:
Volume per day (Bbl) (a)	26,000	26,000	26,000
Price differential per Bbl	$0.50	$0.50	$0.50
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Midland Basin oil and the WTI index price.
Additionally, as of March 31, 2022, the Company has outstanding oil derivative contracts for 3,000 Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024 production. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33.
Gas production derivatives. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX HH gas prices or regional index prices (e.g. WAHA, SoCal and Houston Ship Channel) where the gas is sold. To diversify the gas prices it receives to international market prices, the Company sells a portion of its gas production at a price correlated to the Dutch TTF index price. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and actual index prices at which the gas is sold.
Volumes per day associated with outstanding gas derivative contracts as of March 31, 2022 and the weighted average gas prices for those contracts are as follows:

	2022
	Second Quarter	Third Quarter	Fourth Quarter
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000	30,000
Price per MMBtu	$7.80	$7.80	$7.80
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of March 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Marketing derivatives	Other assets - noncurrent	$5	$—	$5
Liabilities:
Commodity price derivatives	Derivatives - current	$518	$—	$518
Marketing derivatives	Derivatives - current	$38	$—	$38
Commodity price derivatives	Derivatives - noncurrent	$1	$—	$1

As of December 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Commodity price derivatives	Derivatives - current	$486	$—	$486
Marketing derivatives	Derivatives - current	$52	$—	$52
Marketing derivatives	Derivatives - noncurrent	$25	$—	$25
Fair value. Gains and losses recorded to net derivative loss in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Commodity price derivatives:
Noncash derivative loss, net	$(111)	$(350)
Cash payments on settled derivatives, net (a)	(57)	(314)
Total commodity derivative loss, net	(168)	(664)
Marketing derivatives:
Noncash derivative gain (loss), net	44	(20)
Cash payments on settled derivatives, net	(11)	(7)
Total marketing derivative gain (loss), net	33	(27)
Derivative loss, net	$(135)	$(691)
_____________________
(a)Excludes cash payments of $78 million during the three months ended March 31, 2022 related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, which had the net effect of eliminating certain of the Company's 2022 derivative obligations. Includes the effect from early settlement of certain of the Company's commodity derivative contracts for cash payments of $13 million during the three months ended March 31, 2021.
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
March 31, 2022
(Unaudited)
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
The changes in capitalized exploratory well and project costs are as follows:

Three Months Ended March 31, 2022
(in millions)
Beginning capitalized exploratory well and project costs	$632
Additions to exploratory well and project costs pending the determination of proved reserves	819
Reclassification due to determination of proved reserves	(728)
Ending capitalized exploratory well and project costs	$723
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date of drilling was completed, are as follows:

	As of March 31, 2022	As of December 31, 2021
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$723	$621
More than one year	—	11
	$723	$632
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	—	3
______________________
(a)The three exploratory wells that were suspended for a period greater than one year as of December 31, 2021 were completed during the first quarter of 2022.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and discounts, are as follows:

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Outstanding debt principal balances:
3.950% senior notes due 2022	$244	$244
0.550% senior notes due 2023	750	750
0.750% senior callable notes due 2024	—	750
0.250% convertible senior notes due 2025	1,323	1,323
1.125% senior notes due 2026	750	750
4.450% senior notes due 2026	—	500
5.625% senior notes due 2027	179	179
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	5,725	6,975
Issuance costs and discounts, net	(35)	(43)
Total debt	5,690	6,932
Less current portion of long-term debt	244	244
Long-term debt	$5,446	$6,688

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date in January 12, 2026. As of March 31, 2022, the Company had no outstanding borrowings under the Credit Facility.
Senior Notes. In February 2022, the Company paid $1.29 billion to redeem its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively. The Company recorded a $47 million loss on early extinguishment of debt to other expense associated with the early redemptions. See Note 14 for additional information.
The Company's 3.950% senior notes, with a debt principal balance of $244 million, will mature in July 2022. The 3.950% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of March 31, 2022.
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
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.5009 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $105.25 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
During the last 30 consecutive trading days of the first quarter of 2022, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending June 30, 2022. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock.
As of March 31, 2022, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $15 million. The effective annual interest rate of the Convertible Notes is 0.6 percent.
Interest expense recognized on the Convertible Notes is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Contractual coupon interest	$1	$1
Amortization of capitalized loan fees	1	1
	$2	$2
Capped call transactions. In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $105.25 per share of common stock and an adjusted capped price of $149.78 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.
NOTE 8. Incentive Plans
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
right to receive a number of shares of Pioneer common stock that is equal to the product of the number of shares of Parsley common stock subject to such award under the Parsley Plans as of the acquisition date and the Exchange Ratio (0.1252).
Shares available for future grant pursuant to awards under the LTIP are as follows:

As of March 31, 2022
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under plan	(9,552,217)
3,927,358
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
Stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Restricted stock - equity awards	$11	$11
Restricted stock - liability awards (a)	9	6
Restricted stock and performance units - Parsley awards (b)	—	33
Performance unit awards	7	7
Employee Stock Purchase Plan	1	1
	$28	$58
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of March 31, 2022 and December 31, 2021, accounts payable – due to affiliates included $12 million and $9 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.
As of March 31, 2022, there is $126 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $26 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Three Months Ended March 31, 2022
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	741,892	182,278	304,686	6,039
Awards granted	99,577	2,724	114,066	—
Awards forfeited	(22,502)	(4,370)	(1,607)	—
Awards vested (a)	(244,379)	(23,402)	—	—
Options exercised	—	—	—	(6,039)
Ending incentive compensation awards	574,588	157,230	417,145	—
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 9. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.
Asset retirement obligations activity is as follows:

Three Months Ended March 31, 2022

(in millions)
Beginning asset retirement obligations	$354
New wells placed on production	2
Liabilities settled	(15)
Accretion of discount	4
Ending asset retirement obligations	345
Less current portion of asset retirement obligations	(50)
Asset retirement obligations, long-term	$295
NOTE 10. Commitments and Contingencies
Indemnifications. The Company has agreed to indemnify its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.
Legal actions. The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Significant judgement is required in making these estimates and the Company's final liabilities may ultimately be materially different.
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. Assuming 100 percent of the MVC are paid as deficiency fees, the maximum amount of future payments for this obligation would be approximately $92 million as of March 31, 2022. The Company's estimated deficiency fee obligation as of March 31, 2022 of $72 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer is included in current and noncurrent other assets in the consolidated balance sheets in the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
amounts of $43 million and $41 million, respectively, as of March 31, 2022. The Company has received credit support for the deficiency fee receivable of up to $100 million.
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

Three Months Ended March 31, 2022

(in millions)
Beginning contractual obligations	$199
Liabilities settled	(118)
Accretion of discount	1
Changes in estimate (a)	(4)
Ending contractual obligations	$78
______________________
(a)Primarily represents differences between estimated and actual liabilities settled.
NOTE 11. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash that was received during the first quarter of 2019. ProPetro is considered a related party as the shares received represent 16 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services. In March 2022, the Company amended its agreement with ProPetro. The amended agreement provides for updated performance standards, operating procedures, pricing and term. The agreement covers the Company's 2022 pressure pumping and related services requirements. The costs of these services will be capitalized in oil and gas properties as incurred.
Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman in October 2019 and Chief Executive Officer in March 2020, and served as Chief Executive Officer and Chairman of the board of directors of ProPetro through August 31, 2021, at which point continued as ProPetro's Executive Chairman. In March 2022, Mr. Gobe transitioned to non-executive Chairman of the board of directors of ProPetro. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Transactions and balances with ProPetro representing pressure pumping and related services as part of a long-term agreement are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Pressure pumping related services charges	$112	$56

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Accounts payable - due to affiliate	$74	$66
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Revenue - service revenue	$875	$789
Cost of services (exclusive of depreciation and amortization)	$662	$584
Net loss	$(54)	$(107)
NOTE 12. Revenue Recognition
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGL, gas and purchased oil, gas and diesel are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGL, gas and diesel are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGL, gas and diesel generally fluctuate similar to changes in the relevant market index prices.
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Oil sales	$3,025	$1,435
NGL sales	569	246
Gas sales	336	143
Total oil and gas revenues	3,930	1,824
Sales of purchased oil	2,215	1,221
Sales of purchased gas	2	4
Sales of purchased diesel	—	15
Total sales of purchased commodities	2,217	1,240
	$6,147	$3,064
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL, gas and sales of purchased oil, gas and diesel may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
month that payment is received from the purchaser. As of March 31, 2022 and December 31, 2021, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $2.3 billion and $1.6 billion, respectively.
NOTE 13. Interest and Other Income, Net
The components of interest and other income are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Investment in affiliate valuation adjustment (Note 4)	$96	$54
Short-term investment valuation adjustment (Note 4)	18	—
Deferred compensation plan income (loss), net (Note 4)	(3)	4
Other	15	2
	$126	$60
NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Loss on early extinguishment of debt (Note 7)	$47	$5
Unoccupied facility expense (a)	16	10
Idle frac equipment charges (b)	6	4
Transportation commitment charges (c)	3	7
Parsley Acquisition transaction costs (d)	—	197
Winter Storm Uri gas commitments (e)	—	80
Vertical integration services (income) loss (f)	—	(4)
Other	5	5
	$77	$304
____________________
(a)Primarily represents facilities expense associated with certain acquired Parsley offices that are no longer occupied.
(b)Includes idle frac equipment fees and frac reservation fees.
(c)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(d)Represents costs associated with the Parsley Acquisition, which includes $88 million of employee-related costs and $109 million of transaction-related fees during the three months ended March 31, 2021. See Note 3 for additional information.
(e)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(f)Represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2022 and 2021, the vertical integration net margins included $8 million and $12 million of gross vertical integration revenues, respectively, and $8 million and $8 million of total vertical integration costs and expenses, respectively. During the three months ended March 31, 2021, the Company divested its well services business and continues to operate its water services business. See Note 3 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 15. Income Taxes
Income tax benefit (provision) and effective tax rate are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Current tax provision	$(20)	$(7)
Deferred tax benefit (provision)	(532)	18
Income tax benefit (provision)	$(552)	$11
Effective tax rate	22%	14%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2019 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2013. As of March 31, 2022, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE 16. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income (loss) attributable to common stockholders	$2,009	$(70)
Participating share-based earnings (a)	(5)	—
Basic net income (loss) attributable to common stockholders	2,004	(70)
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	—
Diluted net income (loss) attributable to common stockholders	$2,005	$(70)

Basic weighted average shares outstanding	243	210
Convertible Notes (b)	13	—
Diluted weighted average shares outstanding	256	210
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three months ended March 31, 2022. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
Stock repurchase program. In February 2022, the Company's board of directors authorized a $4 billion common stock repurchase program. This authorization replaced the previously authorized $2 billion common stock repurchase program that had $841 million remaining in the program before bring replaced with the $4 billion common stock repurchase program. Under

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
this stock repurchase program, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the board of directors.
Expenditures to acquire shares under the share repurchase program are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Shares repurchased (a)	$250	$—
______________________
(a)During the three months ended March 31, 2022, 1,052,822 shares were repurchased under the share repurchase program. No shares were repurchased under the share repurchase program during the three months ended March 31, 2021.
As of March 31, 2022, $3.8 billion remained available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Dividends. On May 4, 2022, the board of directors declared a quarterly base dividend of $0.78 per share and a quarterly variable dividend of $6.60 per share on the Company's outstanding common stock, payable June 14, 2022 to shareholders of record at the close of business on May 31, 2022.
Marketing derivatives. Subsequent to March 31, 2022, the Company entered into two long-term marketing contracts that will be accounted for as derivative instruments. The terms of the two marketing contracts commit the Company to purchase and simultaneously sell 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027. The price the Company pays to purchase the oil volumes under these marketing contracts is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
DoublePoint Acquisition and Parsley Acquisition
The Company regularly seeks to acquire or trade acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment.
In May 2021, the Company acquired Double Eagle III Midco 1 LLC (the "DoublePoint Acquisition") in exchange for 27 million shares of Pioneer common stock and $1.0 billion of cash. The Pioneer stock consideration transferred had a fair value of $4.2 billion.
In January 2021, the Company acquired Parsley Energy Inc. (the "Parsley Acquisition") in exchange for 52 million shares of Pioneer common stock. The Pioneer stock consideration transferred had a fair value of $6.9 billion.
Delaware Divestiture and Glasscock Divestiture
The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. ("Continental") for cash proceeds of $3.1 billion, after normal closing adjustments. The Company's Delaware Basin assets were acquired as part of the Parsley Acquisition.
In October 2021, the Company completed the sale of 20,000 net acres in western Glasscock County to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million, after normal closing adjustments.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2022 included the following highlights:
•Net income attributable to common stockholders for the three months ended March 31, 2022 was $2.0 billion ($7.85 per diluted share), as compared to a net loss of $70 million ($0.33 per diluted share) for the same period in 2021. The primary components of the $2.1 billion increase in earnings attributable to common stockholders include:
•a $2.1 billion increase in oil and gas revenues, primarily due to (i) a 60 percent increase in average realized commodity prices per BOE as a result of higher commodity prices in 2022 due to the continued recovery in oil and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the expected impact to global oil and gas supplies resulting from sanctions against Russia related to their unprovoked invasion of Ukraine and (ii) a 35 percent increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Midland Basin combined with the incremental production added from the assets acquired in the DoublePoint Acquisition in May 2021, partially offset by the reduced production associated with the assets divested as part of the Delaware Divestiture in December 2021;
•a $556 million decrease in derivative losses, primarily due to a reduction in the Company's derivative positions;
•a $227 million decrease in other expense, primarily due to $197 million of transaction costs related to the Parsley Acquisition and $80 million of costs related to covering firm gas commitments due to Winter Storm Uri during the three months ended March 31, 2021, partially offset by $47 million in losses on early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026 for the three months ended March 31, 2022;
•an $80 million increase in net sales of purchased commodities primarily attributable to increasing oil prices during the three months ended March 31, 2022, which resulted in purchased oil in transit or stored at the end of December 2021, January 2022 and February 2022 being sold in January 2022, February 2022 and March 2022, respectively, at higher prices; and
•a $66 million increase in net interest and other income, primarily due to noncash gains attributable to the increases in the fair value of (i) the Company's investment in affiliate of $96 million during the three months ended March 31, 2022 as compared to a noncash gain of $54 million for the same period in 2021 and (ii) the Company's short-term investment of $18 million during the three months ended March 31, 2022;

PIONEER NATURAL RESOURCES COMPANY
partially offset by:
•a $563 million increase in income taxes, primarily due to the increase in earnings in 2022 compared to 2021;
•a $275 million increase in production costs, including taxes, primarily attributable to (i) increased costs attributable to the Company's successful horizontal drilling program in the Midland Basin and production added from the DoublePoint Acquisition and (ii) an increase in production taxes and ad valorem taxes as a result of the increase in commodity prices, partially offset by a decrease in costs attributable to the Delaware Divestiture; and
•a $140 million increase in DD&A expense, primarily due to the aforementioned increase in daily sales volumes.
•During the three months ended March 31, 2022, average daily sales volumes increased on a BOE basis by 35 percent to 637,756 BOEPD, as compared to 473,937 BOEPD during the same period in 2021, primarily due to the Company's successful horizontal drilling program and the incremental production added from the assets acquired in the DoublePoint Acquisition, partially offset by the reduced production associated with the assets divested as part of the Company's Delaware Divestiture.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $94.60, $41.37 and $4.81, respectively, during the three months ended March 31, 2022, as compared to $56.71, $25.90 and $3.04, respectively, for the same period in 2021.
•Cash provided by operating activities increased during the three months ended March 31, 2022 to $2.6 billion, as compared to $377 million for the same period in 2021. The increase in net cash flow provided by operating activities during the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to (i) the aforementioned increase in oil and gas revenues as a result of higher commodity prices and sales volumes and (ii) a decrease in cash used in derivative activities, partially offset by an increase in production costs, including taxes.
•As of March 31, 2022 and December 31, 2021, the Company's net debt to book capitalization was 12 percent.
Oil and Gas Industry Considerations
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of global supply and demand imbalances, oil and natural gas prices have increased significantly, with average NYMEX oil and NYMEX gas prices for the three months ended March 31, 2022 being $94.29 per Bbl and $4.95 per Mcf, respectively, as compared to $57.84 per Bbl and $2.71 per Mcf for the same period in 2021. In addition, in response to continued supply chain disruptions attributable to the pandemic and the Russia/Ukraine conflict, cost inflation is occurring. Specifically, the Company's 2022 capital program is primarily being impacted by inflation in steel, diesel and chemical prices.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC and other oil producing nations to manage the global oil supply, (iii) the impact of sanctions and import bans on production from Russia, (iv) the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil, (v) additional actions by businesses and governments in response to the pandemic, (vi) the global supply chain constraints associated with manufacturing delays, (vii) oilfield service demand and cost inflation, and (viii) political stability of oil consuming countries. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

PIONEER NATURAL RESOURCES COMPANY
Second Quarter 2022 Outlook
Based on current estimates, the Company expects the following operating and financial results for the second quarter of 2022:

Three Months Ending June 30, 2022
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE) (a)	623 - 648
Average daily oil production (MBbls) (a)	342 - 357
Production costs per BOE	$11.00 - $12.50
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$70 - $80
Accretion of discount on asset retirement obligations	$2 - $5
Interest expense	$32 - $37
Other expense	$20 - $40
Cash flow impact from firm transportation (b)	$(55) - $(25)
Current income tax provision (c)	$120 - $140
Effective tax rate	22% - 27%
_____________________
(a)During the first quarter of 2022, the Company's contracted sand supply was disrupted by a third-party sand mine outage, impacting forecasted second quarter production. The sand mine outage was fully restored in late March 2022. The Company has temporarily added a frac fleet during the second quarter of 2022 to mitigate the impact to the Company's full-year production forecast.
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
(c)Reflects estimated state and federal cash taxes that will be paid during the second quarter based on full-year 2022 forecasted taxable earnings.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Three Months Ended March 31, 2022
Oil (Bbls)	355,270
NGL (Bbls)	152,929
Gas (Mcf)	777,343
Total (BOE)	637,756
The Company's liquids production was 80 percent of total production, on a BOE basis, for the three months ended March 31, 2022.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Three Months Ended March 31, 2022
( in millions)
Proved property acquisition costs	$3
Unproved property acquisitions (a)	(19)
Exploration/extension costs	730
Development costs	109
Asset retirement obligations	2
$825
_____________________
(a)Includes DoublePoint Acquisition measurement period adjustments that resulted in a $28 million decrease in acquisition costs incurred.
Development and exploration/extension drilling activity is as follows:

	Three Months Ended March 31, 2022
	Development	Exploration/Extension
Beginning wells in progress	26	270
Wells spud	3	121
Successful wells	(22)	(122)
Ending wells in progress	7	269
As of March 31, 2022, the Company's drilling and completions program was operating 23 drilling rigs and six frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the three months ended March 31, 2022, the Company successfully completed 106 horizontal wells and 6 vertical wells in the northern portion of the Midland Basin and 32 horizontal wells in the southern portion of the Midland Basin. In the northern portion of the Midland Basin, 30 percent of the horizontal wells placed on production were Wolfcamp B interval wells, 23 percent were Wolfcamp A interval wells and the remaining 47 percent were Spraberry interval wells. In the southern portion of the Midland Basin, all of the wells placed on production were Wolfcamp A and B interval wells.
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

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Oil and gas revenues	$3,930	$1,824	$2,106
Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Oil (Bbls)	355,270	281,017	26%
NGLs (Bbls)	152,929	105,675	45%
Gas (Mcf)	777,343	523,467	48%
Total (BOE)	637,756	473,937	35%
Average daily sales volumes per BOE increased for the three months ended March 31, 2022, as compared to the same period 2021, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and the incremental

PIONEER NATURAL RESOURCES COMPANY
production added from the assets acquired in the DoublePoint Acquisition, partially offset by the reduced production associated with the assets divested as part of the Company's Delaware Divestiture.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three months ended March 31, 2022, as compared to the same period in 2021, increased due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the expected impact to global oil and gas supplies resulting from sanctions against Russia related to their unprovoked invasion of Ukraine. The average prices are as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Oil per Bbl	$94.60	$56.71	67%
NGLs per Bbl	$41.37	$25.90	60%
Gas per Mcf	$4.81	$3.04	58%
Total per BOE	$68.48	$42.75	60%
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points. The transportation costs associated with these transactions are included in purchased commodities expense.
The net effect of third party purchases and sales of commodities is as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Sales of purchased commodities	$2,217	$1,240	$977
Purchased commodities	2,152	1,255	897
	$65	$(15)	$80
The increase in net sales of purchased commodities for the three months ended March 31, 2022, as compared to the same period in 2021 is attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage at the end of December 2021, January 2022 and February 2022. This oil inventory is sold in the following month at contracted prices that are generally tied to monthly average index oil prices (typically Brent oil prices). As a result of increasing oil prices during the three months ended March 31, 2022, the oil inventory in transit or stored at the end of December 2021, January 2022 and February 2022 was sold in January 2022, February 2022 and March 2022, respectively, at higher prices.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Interest and other income, net.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Interest and other income, net	$126	$60	$66
The increase in interest and other income for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to noncash gains attributable to the increases in the fair value of (i) the Company's investment in affiliate of $96 million during the three months ended March 31, 2022 as compared to a noncash gain of $54 million for the same period in 2021 and (ii) the Company's short-term investment of $18 million during the three months ended March 31, 2022.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative loss, net.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Commodity price derivatives:
Noncash derivative loss, net	$(111)	$(350)	$239
Cash payments on settled derivatives, net	(57)	(314)	257
Total commodity derivative loss, net	(168)	(664)	496
Marketing derivatives:
Noncash derivative gain (loss), net	44	(20)	64
Cash payments on settled derivatives, net	(11)	(7)	(4)
Total marketing derivative gain (loss), net	33	(27)	60
Derivative loss, net	$(135)	$(691)	$556
The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells or consumes. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets.
Commodity price derivatives and the relative price impact are as follows:

	Three Months Ended March 31,
	2022			2021
	Net Cash Payments	Price Impact		Net Cash Payments	Price Impact
	(in millions)			(in millions)
Oil derivative payments, net (a)	$(1)	$(0.04)	per Bbl	$(293)	$(11.58)	per Bbl
Gas derivative payments, net	(56)	$(0.79)	per Mcf	(8)	$(0.16)	per Mcf
	$(57)			$(301)
_____________________
(a)Excludes cash payments of $78 million during the three months ended March 31, 2022 related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, that had the net effect of eliminating certain of the Company's 2022 derivative obligations. Excludes the effect from early settlement of certain of the Company's commodity derivative contracts, which resulted in cash payments of $13 million for the three months ended ended March 31, 2021.
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Gain on disposition of assets, net.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Gain on disposition of assets, net	$34	$11	$23
The increase in net gain on disposition of assets for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the divestment of certain undeveloped acres and producing wells in the Midland Basin for cash proceeds of $85 million, resulting in a gain on the sales of $41 million, as compared to a $9 million gain on the sale of the Company's well services business during for the three months ended March 31, 2021.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Oil and gas production costs	$416	$252	$164
The increase in oil and gas production costs for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to (i) increased costs related to production increases from the Company's successful horizontal drilling program in the Midland Basin and production added from the assets acquired in the DoublePoint Acquisition, partially offset by the reduced production associated with assets divested as part of the Delaware Divestiture, (ii) increased gas and NGL prices during the three months ended March 31, 2022 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services, (iii) increased labor, maintenance and fuel costs and (iv) increased workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells.
Total production costs per BOE are as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Lease operating expense (a)	$3.46	$3.47	—%
Gathering, processing and transportation expense (b)	3.85	3.05	26%
Workover costs (a)	0.79	0.43	84%
Net natural gas plant income (c)	(0.86)	(1.05)	(18%)
	$7.24	$5.90	23%
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
The change in the Company's production costs per BOE for the three months ended March 31, 2022, as compared to the same period in 2021, is due to the following:
•Gathering, processing and transportation expense per BOE increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to (i) increased gas and NGL prices during the three months ended March 31, 2022 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services and (ii) the assumption of the DoublePoint Acquisition contracts that had higher gathering, processing and transportation costs on a per BOE basis;

PIONEER NATURAL RESOURCES COMPANY
•Workover costs per BOE increased for the three months ended March 31, 2022, as compared to the same period in 2021, due to an increase in workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE decreased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the loss of net natural gas plant income associated with the Company's Martin County Gas Processing Divestiture, partially offset by improved gas and NGL prices.
Production and ad valorem taxes.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Production and ad valorem taxes	$224	$113	$111
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Production taxes per BOE	$3.25	$1.98	64%
Ad valorem taxes per BOE	0.65	0.66	(2%)
	$3.90	$2.64	48%
Production taxes per BOE increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the aforementioned increase in oil, NGL and gas commodity prices.
Depletion, depreciation and amortization expense.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Depletion, depreciation and amortization	$614	$474	$140
Total DD&A expense per BOE is as follows:

	Three Months Ended March 31,
	2022	2021	% Change
DD&A per BOE	$10.69	$11.11	(4%)
Depletion expense per BOE	$10.48	$10.54	(1%)
The decrease in DD&A per BOE for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to additions of proved reserves attributable to the aforementioned successful Spraberry/Wolfcamp drilling program and improved commodity prices (which has the effect of extending the economic life of producing wells).
Exploration and abandonments expense.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Geological and geophysical	$9	$16	$(7)
Leasehold abandonments and other	5	3	2
	$14	$19	$(5)
The decrease in geological and geophysical costs for the three months ended March 31, 2022, was primarily due to the relicensing of certain Parsley seismic data in connection with the Parsley Acquisition during 2021.

PIONEER NATURAL RESOURCES COMPANY
The increase in leasehold abandonments costs for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the abandonment of certain unproved properties during 2022 that the Company no longer planned to drill before the leases expired.
During the three months ended March 31, 2022 and the same period in 2021, the Company drilled and evaluated 122 and 106 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
General and administrative expense.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Noncash general and administrative expense	$7	$12	$(5)
Cash general and administrative expense	66	56	10
	$73	$68	$5
The change in noncash general and administrative expense for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to market fluctuations in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
The change in cash general and administrative expense for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to incremental general and administrative costs associated with an increase in headcount due to the Parsley Acquisition and DoublePoint Acquisition.
Total general and administrative expense per BOE is as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Noncash general and administrative expense	$0.12	$0.28	(57%)
Cash general and administrative expense	1.16	1.32	(12%)
	$1.28	$1.60	(20%)
The decrease in general and administrative expense per BOE for the three months ended March 31, 2022, as compared to the same period in 2021, reflects the general and administrative synergies achieved from the Parsley Acquisition and the DoublePoint Acquisition. The Company added significant sales volumes from the acquisitions with limited associated incremental general and administrative costs being added.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest expense.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Noncash interest expense	$3	$1	$2
Cash interest expense	34	38	(4)
	$37	$39	$(2)
The decrease in cash interest expense is primarily due to the early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, partially offset by the issuance in May 2021 of $750 million of 0.550% Senior Notes due 2023.
The weighted average cash interest rate on the Company's indebtedness for the three months ended March 31, 2022 decreased to 1.8 percent, as compared to 2.0 percent for the same period in 2021.

PIONEER NATURAL RESOURCES COMPANY
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Other expense	$77	$304	$(227)
The decrease in other expense for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily related to $197 million of transaction costs related to the Parsley Acquisition and $80 million of costs related to covering firm gas commitments due to Winter Storm Uri during the three months ended March 31, 2021, partially offset by $47 million in losses on early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026 for the three months ended March 31, 2022.
See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision).

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Income tax benefit (provision)	$(552)	$11	$(563)
Effective tax rate	22%	14%	8%
The increase in income tax provision for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to an increase of $2.6 billion in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
Based on the Company's forecasted earnings, the Company currently expects that its available tax attributes will not be sufficient to offset taxable U.S. federal income in 2022. As a result, the Company expects to start paying U.S. federal cash taxes in 2022. Forecasted cash taxes are expected to paid from operating cash flows and cash on hand.
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

PIONEER NATURAL RESOURCES COMPANY
2022 capital budget. Including the effects from the aforementioned temporary additional frac fleet during the second quarter of 2022 and the Company's current inflation estimates, the Company's capital budget for 2022 is expected to remain in the range of $3.3 billion to $3.6 billion, consisting of drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, and $85 million for water infrastructure and vehicles. The 2022 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense and corporate facilities.
The 2022 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of March 31, 2022, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2022. The Company also had unrestricted cash on hand of $2.4 billion as of March 31, 2022.
Sources and uses of cash during the three months ended March 31, 2022, as compared to the same period in 2021, are as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Net cash provided by operating activities	$2,584	$377	$2,207
Net cash used in investing activities	$(1,313)	$(348)	$965
Net cash used in financing activities	$(2,761)	$(806)	$1,955
Operating activities. The increase in net cash flow provided by operating activities for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to (i) an increase in oil and gas revenues as a result of higher commodity prices and sales volumes attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and the incremental production added from the assets acquired in the DoublePoint Acquisition and (ii) a decrease in cash used in derivative activities, partially offset by an increase in production costs, including taxes, and a reduction in cash flow associated with the assets divested as part of the Delaware Divestiture.
Investing activities. The increase in net cash flow used in investing activities for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to (i) the Company's purchase of commercial paper for $640 million, net of $2 million of discounts, and (ii) an increase in additions to oil and gas properties of $453 million, partially offset by (i) an increase in proceeds from the disposition of assets of $187 million and proceeds from the sale of the Company's short-term investment in Laredo common stock for $75 million and (ii) $117 million of cash acquired in the Parsley Acquisition during the three months ended March 31, 2021.
Financing activities. The Company's significant financing activities are as follows:
•2022: The Company (i) redeemed $1.3 billion of its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (ii) paid dividends of $1.1 billion, (iii) paid $121 million of other liabilities and (iv) repurchased $276 million of its common stock.
•2021: The Company (i) received proceeds from the January 2021 Senior Notes Offering, net of $24 million of issuance costs and discounts, of $2.5 billion, (ii) repaid $140 million associated with the maturity of its 3.450% Senior Notes due in January 2021, (iii) used the proceeds from a January 2021 senior notes offering to pay $1.6 billion to redeem Parsley's 5.250% Senior Notes due 2025, Parsley's 5.375% Senior Notes due 2025 and Jagged Peak's 5.875% Senior Notes due 2026, (iv) paid $852 million to purchase a portion of Parsley's 5.625% Senior Notes due 2027 and Parsley's 4.125% Senior Notes due 2028 pursuant to a cash tender offer, (v) repaid Parsley's credit facility, which had an outstanding balance of $397 million, (vi) paid $140 million of other liabilities and (vii) paid dividends of $91 million.
Dividends/distributions. During the the three months ended March 31, 2022, the Company's board of directors authorized the payment of base dividends of $341 million, or $0.78 per common share, compared to $91 million, or $0.55 per common share, during the three months ended March 31, 2021.
In addition to its base dividend program, the Company has a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after the base dividend. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating

PIONEER NATURAL RESOURCES COMPANY
activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments and additions to corporate facilities. During the three months ended March 31, 2022, the Company declared and paid variable dividends of $731 million, or $3.00 per common share.
On May 4, 2022, the board of directors of the Company declared a quarterly base dividend of $0.78 per share and a quarterly variable dividend of $6.60 per share for shareholders of record on May 31, 2022, with a payment date of June 14, 2022. Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2022, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.5009 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture), which represents an adjusted conversion price of $105.25 per share (subject to further adjustment pursuant to the terms of the notes indenture) as of March 31, 2022. As a result of the quarterly base and variable dividends declared through March 31, 2022, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base dividends in excess of $0.55 per common share and declarations of future variable dividends, as previously described, will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.

PIONEER NATURAL RESOURCES COMPANY
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
During the last 30 consecutive trading days of the first quarter of 2022, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending June 30, 2022. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of March 31, 2022. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative obligations. The Company's commodity and marketing derivative contracts are periodically measured and recorded at fair value and continue to be subject to market and credit risk. As of March 31, 2022, these contracts represented net liabilities of $552 million, which includes $250 million of obligations related to entering into equal and offsetting oil and gas commodity derivative trades during the fourth quarter of 2021 that had the net effect of eliminating future market risk related to certain of its 2022 derivatives. The ultimate liquidation value of the Company's commodity price derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2022, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of March 31, 2022, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of March 31, 2022, the Company had $5.7 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.8 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Derivative financial instruments. The Company's decision on the quantity and price at which it executes derivative contracts, if it so chooses, is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements.

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on March 31, 2022 market quotes are as follows:

	2022			Year Ending December 31, 2023	Year Ending December 31, 2024
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Midland oil price	$97.68	$92.78	$89.42	$83.92	$77.78
Average forward Brent oil price	$102.81	$98.07	$94.40	$88.95	$82.77
Average forward NYMEX WTI oil price	$96.83	$91.93	$88.64	$83.16	$76.98
Average forward DUTCH TTF gas price	$41.07	$40.81	$38.81	$24.20	$16.08
Permian Basin index swap contracts:
Average Midland/Brent forward basis oil price differential (a)	$(5.13)	$(5.29)	$(4.98)	$(5.03)	$(4.99)
Average Midland/NYMEX WTI forward basis oil price differential (b)	$0.85	$0.85	$0.78	$0.76	$0.80
The average forward prices based on May 3, 2022 market quotes are as follows:

	2022			Year Ending December 31, 2023	Year Ending December 31, 2024
	Second Quarter	Third Quarter	Fourth Quarter
Average forward Midland oil price	$96.56	$91.89	$88.22	$84.42	$76.44
Average forward Brent oil price	$100.56	$96.07	$92.60	$88.92	$80.95
Average forward NYMEX WTI oil price	$95.86	$91.32	$87.72	$83.94	$76.05
Average forward DUTCH TTF gas price	$30.81	$30.06	$29.12	$24.70	$20.35
Permian Basin index swap contracts:
Average Midland/Brent forward basis oil price differential (a)	$(4.00)	$(4.18)	$(4.38)	$(4.50)	$(4.51)
Average Midland/NYMEX WTI forward basis oil price differential (b)	$0.70	$0.57	$0.50	$0.48	$0.39
___________________
(a)Based on market quotes for basis differentials between the Midland oil index price and Brent oil index prices.
(b)Based on market quotes for basis differentials between the Midland oil index price and NYMEX WTI oil index prices.
See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Sales of purchased commodities. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company also enters into pipeline capacity commitments to secure diesel supply from the Gulf Coast to the Company's operations in the Midland Basin. The Company periodically enters into separate sales transactions with third parties related to diesel volumes that exceed the Company's operational needs.
Marketing derivatives. The Company's marketing derivatives reflect two long-term marketing contracts that were entered in October 2019 whereby the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day at an oil terminal in Midland, Texas for a six-year term that began on January 1, 2021 and ends on December 31, 2026. The price the Company pays to purchase the oil volumes under these marketing contracts is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the marketing contracts, the Company determined that the marketing contracts should be accounted for as derivative instruments. Similar to sales of purchased commodities, marketing derivatives allow the Company to diversify a portion of its oil sales from its area of production to Gulf Coast and international markets.
Subsequent to March 31, 2022, the Company entered into two additional long-term marketing contracts that will be accounted for as derivative instruments. The terms of the two marketing contracts commit the Company to purchase and simultaneously sell 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027. The price the Company pays to purchase the oil volumes under these marketing contracts is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase.

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on March 31, 2022 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$99.37	$88.95	$82.77	$78.79	$76.17
Average forward Midland oil price	$94.10	$83.92	$77.78	$73.44	$70.40
Average forward basis oil price differential (a)	$(5.27)	$(5.03)	$(4.99)	$(5.35)	$(5.77)
The average forward prices based on May 3, 2022 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026
Average forward Brent oil price	$99.82	$88.92	$80.95	$75.80	$72.64
Average forward Midland oil price	$95.87	$84.42	$76.44	$70.95	$67.33
Average forward basis oil price differential (a)	$(3.95)	$(4.50)	$(4.51)	$(4.85)	$(5.31)
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2021 Annual Report on Form 10-K.
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

	Three Months Ended March 31, 2022
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 1-31, 2022	44,675	$181.93	—	$840,702,938
February 1-28, 2022	308,136	$228.67	230,864	$3,947,533,077
March 1-31, 2022	821,960	$240.30	821,958	$3,750,018,375
	1,174,771		1,052,822
__________________
(a)Includes shares purchased from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In February 2022, the Company's board of directors authorized a $4 billion common stock repurchase program. This authorization replaced the previously authorized $2 billion common stock repurchase program that had $841 million remaining in the program before being replaced with the $4 billion common stock repurchase program. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the board of directors.

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1 (a)	Eighth Amendment to Pioneer Natural Resources USA, Inc. 401 (k) and Matching Plan.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PIONEER NATURAL RESOURCES COMPANY

May 5, 2022	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

May 5, 2022	By:	/s/ Margaret M. Montemayor
Margaret M. Montemayor
Vice President and Chief Accounting Officer