Form 10-Q
period 2022-06-30
PIONEER NATURAL RESOURCES CO
filed 2022-08-02
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 29, 2022    238,666,954

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity and oil and gas demand; the impact of armed conflict and political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industries in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of increases due to inflation and supply chain disruptions, and results of drilling and operating activities; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility and derivative contracts, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased oil and gas; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,579	$3,847
Restricted cash	6	37
Accounts receivable, net	2,344	1,685
Inventories	606	369
Investment in affiliate	167	135
Short-term investments, net	506	58
Other	113	42
Total current assets	6,321	6,173
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	36,171	34,454
Unproved properties	5,948	6,063
Accumulated depletion, depreciation and amortization	(13,571)	(12,335)
Total oil and gas properties, net	28,548	28,182
Other property and equipment, net	1,679	1,694
Operating lease right-of-use assets	330	348
Goodwill	243	243
Other assets	180	171
	$37,301	$36,811
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,549	$2,380
Due to affiliates	141	179
Interest payable	40	53
Income taxes payable	37	45
Current portion of long-term debt	1,117	244
Derivatives	513	538
Operating leases	123	121
Other	229	513
Total current liabilities	4,749	4,073
Long-term debt	4,576	6,688
Derivatives	—	25
Deferred income taxes	3,089	2,038
Operating leases	222	243
Other liabilities	875	907
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,499,957 and 244,144,444 shares issued as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	19,180	19,123
Treasury stock, at cost; 4,661,658 and 1,366,610 shares as of June 30, 2022 and December 31, 2021, respectively	(1,022)	(248)
Retained earnings	5,630	3,960
Total equity	23,790	22,837
Commitments and contingencies
	$37,301	$36,811

The financial information included as of June 30, 2022 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Revenues and other income:
Oil and gas	$4,639	$2,682	$8,570	$4,505
Sales of purchased commodities	2,366	1,587	4,583	2,828
Interest and other income (loss), net	(56)	(20)	69	40
Derivative loss, net	(65)	(832)	(200)	(1,523)
Gain on disposition of assets, net	36	2	70	13
	6,920	3,419	13,092	5,863
Costs and expenses:
Oil and gas production	478	316	894	568
Production and ad valorem taxes	271	153	495	266
Depletion, depreciation and amortization	620	648	1,234	1,121
Purchased commodities	2,382	1,627	4,534	2,882
Exploration and abandonments	11	10	24	29
General and administrative	88	75	161	143
Accretion of discount on asset retirement obligations	4	2	8	3
Interest	33	41	70	81
Other	5	47	83	351
	3,892	2,919	7,503	5,444
Income before income taxes	3,028	500	5,589	419
Income tax provision	(657)	(120)	(1,209)	(109)
Net income attributable to common stockholders	$2,371	$380	$4,380	$310

Net income per share attributable to common stockholders:
Basic	$9.78	$1.62	$18.03	$1.39
Diluted	$9.30	$1.54	$17.15	$1.33

Weighted average shares outstanding:
Basic	242	234	242	222
Diluted	254	247	255	235

Dividends declared per share	$7.38	$0.56	$11.16	$1.12

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837
Dividends declared ($3.78 per share)	—	—	—	—	(922)	(922)
Exercise of long-term incentive stock options	6	—	—	1	—	1
Purchases of treasury stock	(1,175)	—	—	(276)	—	(276)
Stock-based compensation:
Vested compensation awards, net	350	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	2,009	2,009
Balance as of March 31, 2022	241,959	2	19,142	(523)	5,047	23,668
Dividends declared ($7.38 per shares)	—	—	—	—	(1,788)	(1,788)
Convertible senior note conversions:
Conversion premium	—	—	(2)	—	—	(2)
Capped call proceeds	—	—	26	—	—	26
Deferred tax component	—	—	(6)	—	—	(6)
Purchases of treasury stock	(2,126)	—	—	(499)	—	(499)
Stock-based compensation:
Vested compensation awards, net	5	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	2,371	2,371
Balance as of June 30, 2022	239,838	$2	$19,180	$(1,022)	$5,630	$23,790

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($0.56 per share)	—	—	—	—	(122)	(122)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax component	—	—	50	—	(6)	44
Exercise of long-term incentive stock options	55	—	(2)	8	—	6
Purchases of treasury stock	(99)	—	—	(13)	—	(13)
Shares issued or reissued for Parsley Energy, Inc. ("Parsley") acquisition	51,655	—	5,644	1,238	—	6,882
Stock-based compensation:
Vested compensation awards, net	623	—	—	—	—	—
Compensation costs included in net loss	—	—	19	—	—	19
Compensation costs included in net loss associated with Parsley acquisition	—	—	33	—	—	33
Net loss	—	—	—	—	(70)	(70)
Balance as of March 31, 2021	216,711	2	14,837	(1)	3,308	18,146
Dividends declared ($0.56 per share)	—	—	—	—	(138)	(138)
Purchases of treasury stock	(2)	—	—	(1)	—	(1)
Shares issued for Double Eagle III Midco 1 LLC ("DoublePoint") acquisition	27,187	—	4,234	—	—	4,234
Stock-based compensation:
Vested compensation awards, net	63	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	17
Net income	—	—	—	—	380	380
Balance as of June 30, 2021	243,959	$2	$19,088	$(2)	$3,550	$22,638

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,380	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,234	1,121
Exploration expenses	6	3
Deferred income taxes	1,045	91
Gain on disposition of assets, net	(70)	(13)
Loss on early extinguishment of debt, net	47	2
Accretion of discount on asset retirement obligations	8	3
Interest expense	5	3
Derivative-related activity	40	632
Amortization of stock-based compensation	39	69
Investment valuation adjustments	(49)	(29)
Other	47	81
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(659)	(593)
Inventories	(241)	(102)
Operating lease right-of-use assets	18	55
Other assets	(62)	(32)
Accounts payable	88	560
Interest payable	(13)	(54)
Income taxes payable	(8)	14
Operating leases	(19)	(56)
Other liabilities	(31)	(222)
Net cash provided by operating activities	5,805	1,843
Cash flows from investing activities:
Proceeds from disposition of assets	253	32
Proceeds from investments	221	—
Purchase of investments, net	(650)	—
Cash used in acquisitions, net of cash acquired	—	(826)
Additions to oil and gas properties	(1,834)	(1,193)
Additions to other assets and other property and equipment	(61)	(55)
Net cash used in investing activities	(2,071)	(2,042)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	—	3,247
Borrowings under credit facility	—	650
Repayment of credit facilities	—	(1,287)
Repayment of long-term debt	(1,295)	(3,371)
Proceeds from capped call on convertible notes	26	—
Payments of other liabilities	(129)	(147)
Payments of financing fees	—	(31)
Purchases of treasury stock	(775)	(14)
Exercise of long-term incentive plan stock options	1	6
Dividends paid	(2,861)	(213)
Net cash used in financing activities	(5,033)	(1,160)
Net decrease in cash, cash equivalents and restricted cash	(1,299)	(1,359)
Cash, cash equivalents and restricted cash, beginning of period	3,884	1,501
Cash, cash equivalents and restricted cash, end of period	$2,585	$142

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results for a full year.
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
DoublePoint acquisition. On May 4, 2021, the Company acquired Double Eagle III Midco 1 LLC ("DoublePoint") pursuant to a definitive membership interest purchase agreement dated April 1, 2021 (the "DoublePoint Acquisition") in exchange for 27 million shares of Pioneer common stock and $1.0 billion of cash. The Pioneer stock consideration transferred had a fair value of $4.2 billion.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•During the six months ended June 30, 2022, the Company divested certain undeveloped acres and producing wells in the Midland Basin for (i) cash proceeds of $126 million and (ii) ownership interests in certain Midland Basin undeveloped acres and producing wells valued at $8 million. The Company recorded a gain on these sales of $76 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million, after normal closing adjustments (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$167	$—	$—	$167
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	23	—	23
Marketing derivatives	—	—	48	48
	$232	$23	$48	$303
Liabilities:
Commodity price derivatives (a)	$—	$364	$—	$364
Marketing derivatives	—	—	149	149
	$—	$364	$149	$513

	As of December 31, 2021
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$135	$—	$—	$135
Deferred compensation plan assets	74	—	—	74
Short-term investment	58	—	—	58
	$267	$—	$—	$267
Liabilities:
Commodity price derivatives (a)	$—	$486	$—	$486
Marketing derivatives	—	—	77	77
	$—	$486	$77	$563
______________________
(a)Includes $167 million and $328 million as of June 30, 2022 and December 31, 2021, respectively, of liabilities recorded in the fourth quarter of 2021 related to entering into equal and offsetting oil and gas commodity derivative trades that had the net effect of eliminating certain of the Company's 2022 derivative obligations.
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
Short-term investment. In October 2021, the Company acquired 960 thousand shares of Laredo Petroleum, Inc. ("Laredo") as partial consideration for its divestiture of certain acreage in western Glasscock County to Laredo. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
common stock was determined using Level 1 inputs based on observable prices on a major exchange, resulting in the fair value of the Laredo shares being based on the trading value of the shares as of December 31, 2022. During the six months ended June 30, 2022, the Company sold the 960 thousand shares of Laredo common stock. See Note 13 for additional information.
Conversion option derivatives. Certain holders of the Company's 0.250% Convertible Notes due 2025 exercised their conversion option during the six months ended June 30, 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Periods is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices ("VWAP") of the Company's common stock during the Settlement Period. See Note 5 and Note 7 for additional information.
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
Marketing derivatives. The Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is a WASP that the non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. The asset and liability measurements for the long-term marketing contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing the marketing derivatives.
The asset and liability values attributable to the Company's marketing derivatives are determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of June 30, 2022 and 2021 was $1.86 per barrel and $2.01 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $35 million as of June 30, 2022.
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
June 30, 2022
(Unaudited)
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$2,579	$2,579	$3,847	$3,847
Restricted cash (a) (b)	$6	$6	$37	$37
Short-term investments, net (c)	$506	$506	$—	$—
Liabilities:
Current portion of long-term debt:
Convertible senior notes (d)	$124	$272	$—	$—
Senior notes (d)	$993	$975	$244	$247
Long-term debt:
Convertible senior notes (d)	$1,184	$2,604	$1,307	$2,359
Senior notes (d)	$3,392	$2,954	$5,381	$5,390
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
(c)The carrying value as of June 30, 2022, represents commercial paper investments that are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. Commercial paper is included in cash and cash equivalents if it has maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments in the accompanying consolidated balance sheets based on their maturity dates. Fair value for the Company's commercial paper investments is determined using Level 2 inputs.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Volumes per day associated with outstanding oil basis derivative contracts as of June 30, 2022 and the weighted average oil price differential for those contracts are as follows:

	2022
	Third Quarter	Fourth Quarter
Midland/WTI basis swap contracts:
Volume per day (Bbl) (a)	26,000	26,000
Price differential per Bbl	$0.50	$0.50
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Midland Basin oil and the WTI index price.
Additionally, as of June 30, 2022, the Company has outstanding oil derivative contracts for 3,000 Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33.
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
Volumes per day associated with outstanding gas derivative contracts as of June 30, 2022 and the weighted average gas prices for those contracts are as follows:

	2022
	Third Quarter	Fourth Quarter
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000	30,000
Price per MMBtu	$7.80	$7.80
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of June 30, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
In October 2019, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026.
In April 2022, the Company agreed to purchase and simultaneously sell (i) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (ii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Company's 0.250% Convertible Notes due 2025. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. For the

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
six months ended June 30, 2022, the conversion options attributable to $126 million of the Company's carrying value of the 0.250% Convertible Notes due 2025 were exercised by the holders of the notes. See Note 4 and Note 7 for additional information.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments is as follows:

As of June 30, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Other - current	$23	$—	$23
Marketing derivatives	Other assets - noncurrent	$48	$—	$48
Liabilities:
Commodity price derivatives	Derivatives - current	$364	$—	$364
Marketing derivatives	Derivatives - current	$149	$—	$149

As of December 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Commodity price derivatives	Derivatives - current	$486	$—	$486
Marketing derivatives	Derivatives - current	$52	$—	$52
Marketing derivatives	Derivatives - noncurrent	$25	$—	$25
Fair value. Gains and losses recorded to net derivative loss in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$72	$(279)	$(39)	$(629)
Cash payments on settled derivatives, net (a)	(75)	(557)	(131)	(871)
Total commodity derivative loss, net	(3)	(836)	(170)	(1,500)
Marketing derivatives:
Noncash derivative gain (loss), net	(68)	17	(24)	(3)
Cash payments on settled derivatives, net	(17)	(13)	(29)	(20)
Total marketing derivative gain (loss), net	(85)	4	(53)	(23)
Conversion option derivatives:
Noncash derivative gain, net	23	—	23	—
Derivative loss, net	$(65)	$(832)	$(200)	$(1,523)
_____________________
(a)Excludes cash payments of $83 million and $161 million, during the three and six months ended June 30, 2022, respectively, related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, which had the net effect of eliminating certain of the Company's 2022 derivative obligations. Includes the early settlement of certain of the Company's commodity derivative contracts for cash payments of $13 million during the six months ended June 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
The changes in capitalized exploratory well and project costs are as follows:

Six Months Ended June 30, 2022

(in millions)
Beginning capitalized exploratory well and project costs	$632
Additions to exploratory well and project costs pending the determination of proved reserves	1,580
Reclassification due to determination of proved reserves	(1,491)
Ending capitalized exploratory well and project costs	$721
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date of drilling was completed, are as follows:

	As of June 30, 2022	As of December 31, 2021
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$721	$621
More than one year	—	11
	$721	$632
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	—	3
______________________
(a)The three exploratory wells that were suspended for a period greater than one year as of December 31, 2021 were completed during the first quarter of 2022.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and discounts, are as follows:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Outstanding debt principal balances:
3.950% senior notes due 2022	$244	$244
0.550% senior notes due 2023	750	750
0.750% senior callable notes due 2024	—	750
0.250% convertible senior notes due 2025	1,322	1,323
1.125% senior notes due 2026	750	750
4.450% senior notes due 2026	—	500
5.625% senior notes due 2027	179	179
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	5,724	6,975
Issuance costs and discounts, net	(31)	(43)
Total debt	5,693	6,932
Less current portion of long-term debt	1,117	244
Long-term debt	$4,576	$6,688

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date of January 12, 2026. As of June 30, 2022, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of June 30, 2022, the Company was in compliance with its debt covenants.
Senior notes. In February 2022, the Company paid $1.3 billion to redeem its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively. The Company recorded a $47 million loss on early extinguishment of debt to other expense associated with the early redemptions. See Note 14 for additional information.
The Company's 3.950% senior notes and 0.550% senior notes, with debt principal balances of $244 million and $750 million, respectively, will mature in July 2022 and May 2023, respectively. The 3.950% senior notes and 0.550% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of June 30, 2022. See Note 17 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.7389 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $102.68 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common stock for at least 20 of the last 30 consecutive trading days of such quarter exceeds 130 percent of the Conversion Price;
•during the five-business day period following any five consecutive trading day period when the trading price of the Convertible Notes is less than 98 percent of the product of the last reported sales price of the Company's common stock and the Conversion Rate;
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $102.68 per share of common stock and an adjusted capped price of $146.11 per share of common stock. The net costs of $113 million incurred to purchase the Capped Call transactions were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.
As of June 30, 2022, the Convertible Notes had an outstanding principal balance of $1.3 billion and unamortized issuance costs of $13 million. The effective annual interest rate of the Convertible Notes is 0.6 percent.
Interest expense recognized on the Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
	(in millions)		(in millions)
Contractual coupon interest	$1	$1	$2	$2
Amortization of capitalized loan fees	1	1	2	2
	$2	$2	$4	$4
Convertible Note conversions. During the last 30 consecutive trading days of the fourth quarter of 2021 and the first and second quarters of 2022, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders from January 1, 2022 through September 30, 2022. During the three and six months ended June 30, 2022, certain holders of the Company's Convertible Notes exercised their conversion option resulting in the Company recording the following:
•a $124 million reclassification of outstanding principal, net of unamortized issuance costs, to the current portion of long-term debt in the consolidated balance sheets. The current portion of Convertible Notes will be cash settled during the third quarter of 2022 once the final obligation is determined based on the 25-day VWAP from the date the Company notified the converting holders that it intended to settle the notes in cash;

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
•cash payments of $3 million, which were recorded as (i) a $1 million repayment of the principal balance and (ii) a $2 million decrease to additional paid-in capital related to the early conversion premium;
•Capped Call proceeds of $26 million were received and recorded to additional paid-in capital; and
•a $23 million noncash derivative gain, representing the estimated change in the conversion value during the Settlement Periods.
See Note 4, Note 5 and Note 17 for additional information.
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
Shares available for future grant pursuant to awards under the LTIP are as follows:

As of June 30, 2022
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under plan	(9,553,773)
3,925,802
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
Stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Restricted stock - equity awards	$11	$10	$21	$21
Restricted stock - liability awards (a)	3	4	11	9
Restricted stock and performance units - Parsley awards (b)	—	—	—	33
Performance unit awards	8	6	16	14
Employee Stock Purchase Plan	1	1	2	1
	$23	$21	$50	$78
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of June 30, 2022 and December 31, 2021, accounts payable – due to affiliates included $15 million and $9 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
As of June 30, 2022, there is $103 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $18 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in common stock. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Six Months Ended June 30, 2022
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	741,892	182,278	304,686	6,039
Awards granted	111,315	2,724	114,066	—
Awards forfeited	(28,732)	(6,552)	(2,185)	—
Awards vested (a)	(253,614)	(23,702)	—	—
Options exercised	—	—	—	(6,039)
Ending incentive compensation awards	570,861	154,748	416,567	—
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
Asset retirement obligations activity is as follows:

Six Months Ended June 30, 2022

(in millions)
Beginning asset retirement obligations	$354
New wells placed on production	5
Changes in estimates	(1)
Liabilities settled	(31)
Accretion of discount	8
Ending asset retirement obligations	335
Less current portion of asset retirement obligations	(57)
Asset retirement obligations, long-term	$278
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company's estimated deficiency fee obligation as of June 30, 2022 of $53 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer is included in current and noncurrent other assets in the consolidated balance sheets in the amounts of $44 million and $42 million, respectively, as of June 30, 2022. The Company has received credit support for the deficiency fee receivable of up to $100 million.
Certain contractual obligations were retained by the Company after some of its divestitures. These contractual obligations are primarily related to firm transportation and storage agreements in which the Company is unlikely to realize any benefit. The estimated obligations are included in other current or noncurrent liabilities in the consolidated balance sheets and changes are as follows:

Six Months Ended June 30, 2022

(in millions)
Beginning contractual obligations	$199
Liabilities settled	(121)
Accretion of discount	1
Changes in estimate (a)	(21)
Ending contractual obligations	$58
______________________
(a)Primarily represents differences between estimated and actual liabilities settled.
NOTE 11. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash that was received during the first quarter of 2019. ProPetro is considered a related party as the shares received represent 16 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services. In March 2022, the Company amended its agreement with ProPetro. The amended agreement provides for updated performance standards, operating procedures and pricing. The agreement covers the Company's 2022 pressure pumping and related services requirements. The costs of these services will be capitalized in oil and gas properties as incurred.
Phillip A. Gobe, a nonemployee member of the Company's board of directors, was appointed by the board of directors of ProPetro to serve as its Executive Chairman in October 2019 and Chief Executive Officer in March 2020, and served as Chief Executive Officer and Chairman of the board of directors of ProPetro through August 31, 2021, at which point he continued as ProPetro's Executive Chairman. In March 2022, Mr. Gobe transitioned to non-executive Chairman of the board of directors of ProPetro. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party.
Transactions and balances with ProPetro for pressure pumping and related services are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Pressure pumping related services charges	$95	$111	$207	$167

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Accounts payable - due to affiliate	$71	$66
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenue - service revenue	$283	$161
Cost of services (exclusive of depreciation and amortization)	$197	$123
Net income (loss)	$12	$(20)
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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Oil sales	$3,501	$2,133	$6,525	$3,567
NGL sales	644	374	1,214	620
Gas sales	494	175	831	318
Total oil and gas revenues	4,639	2,682	8,570	4,505
Sales of purchased oil	2,337	1,559	4,551	2,780
Sales of purchased gas	29	11	32	16
Sales of purchased diesel	—	17	—	32
Total sales of purchased commodities	2,366	1,587	4,583	2,828
	$7,005	$4,269	$13,153	$7,333
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL, gas and sales of purchased oil, gas and diesel may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of June 30, 2022 and December 31, 2021, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $2.2 billion and $1.6 billion, respectively.
NOTE 13. Interest and Other Income, Net
The components of interest and other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Investment in affiliate valuation adjustment (Note 4)	$(65)	$(25)	$32	$29
Investment in Laredo valuation adjustment (Note 4)	—	—	17	—
Deferred compensation plan income (loss), net (Note 4)	(4)	4	(6)	8
Other	13	1	26	3
	$(56)	$(20)	$69	$40
NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
(Gain) loss on early extinguishment of debt, net (Note 7)	$—	$(3)	$47	$2
Unoccupied facility expense (a)	4	7	19	17
Idle frac equipment charges (b)	7	1	13	5
Transportation commitment charges (c)	3	3	5	10
Parsley Acquisition transaction costs (d)	—	9	—	206
DoublePoint Acquisition transaction costs (e)	—	27	—	27
Winter Storm Uri gas commitments (f)	—	—	—	80
Vertical integration services (income) loss (g)	(5)	(1)	(5)	(5)
South Texas deficiency fee obligation (h)	(16)	—	(16)	—
Other	12	4	20	9
	$5	$47	$83	$351
____________________
(a)Primarily represents facilities expense associated with certain acquired Parsley offices that are no longer occupied by the Company.
(b)Includes idle frac equipment fees and frac reservation fees.
(c)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(d)Represents costs associated with the Parsley Acquisition, which includes $90 million of employee-related costs and $116 million of transaction-related fees during the six months ended June 30, 2021 and $9 million of transaction-related fees during the three months ended June 30, 2021. See Note 3 for additional information.
(e)Represents transaction costs associated with the DoublePoint Acquisition.
(f)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
(g)Represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. The components of the vertical integration services net margins are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Gross revenues	$15	$11	$23	$23
Gross costs and expenses	$10	$10	$18	$18
(h)Represents a decrease of $15 million in the Company's 2022 forecasted MVC deficiency fee obligation associated with the South Texas Divestiture and a $1 million increase in the associated 2022 forecasted MVC deficiency fee receivable. See Note 10 for additional information.
NOTE 15. Income Taxes
Income tax provision and effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Current tax provision	$(144)	$(11)	$(164)	$(18)
Deferred tax provision	(513)	(109)	(1,045)	(91)
Income tax provision	$(657)	$(120)	$(1,209)	$(109)
Effective tax rate	22%	24%	22%	26%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2020 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2013. As of June 30, 2022, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
NOTE 16. Net Income Per Share and Stockholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income attributable to common stockholders	$2,371	$380	$4,380	$310
Participating share-based earnings (a)	(6)	(1)	(11)	(1)
Basic net income attributable to common stockholders	2,365	379	4,369	309
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	1	3	3
Diluted net income attributable to common stockholders	$2,366	$380	$4,372	$312

Basic weighted average shares outstanding	242	234	242	222
Contingently issuable stock-based compensation	—	1	—	1
Convertible Notes (b)	12	12	13	12
Diluted weighted average shares outstanding	254	247	255	235

Net income per share attributable to common stockholders:
Basic	$9.78	$1.62	$18.03	$1.39
Diluted	$9.30	$1.54	$17.15	$1.33
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three and six months ended June 30, 2022, respectively. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. See Note 7 for additional information.
Stockholders' equity. The Company's return of capital strategies include a base and variable dividend policy and a stock repurchase program. The Company's board of directors, at its sole discretion, may change its dividend policy and/or the Company's stock repurchase program based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, quarterly operating cash flows or other factors. Dividends declared by the board of directors and stock repurchased during the period are presented in the Company's consolidated statements of equity as dividends declared and purchases of treasury stock, respectively. Dividends paid and stock repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Dividends that are declared and have not been paid, if any, are included in other current liabilities in the consolidated balance sheets. Stock repurchased as part of a stock repurchase program are included as treasury stock in the consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Dividends. Base and variable dividends declared by the board of directors for the three and six months ended June 30, 2022 and 2021 are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
	$1.56	$9.60	$11.16	$2,710
2021:
First quarter	$0.56	$—	$0.56	$122
Second quarter	0.56	—	0.56	138
	$1.12	$—	$1.12	$260
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. See Note 17 for additional information.
Stock repurchase program. In February 2022, the Company's board of directors authorized a $4 billion common stock repurchase program. This authorization replaced the previously authorized $2 billion common stock repurchase program that had $841 million remaining in the program before being replaced with the $4 billion common stock repurchase program. Under this stock repurchase program, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the stock repurchase program are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Shares repurchased (a)	$499	$—	$750	$—
______________________
(a)During the three and six months ended June 30, 2022, 2.1 million and 3.2 million shares were repurchased under the stock repurchase program, respectively. No shares were repurchased under the stock repurchase program during the three and six months ended June 30, 2021.
As of June 30, 2022, $3.3 billion remained available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Dividends. On August 2, 2022, the board of directors declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $7.47 per share on the Company's outstanding common stock, payable September 16, 2022 to shareholders of record at the close of business on September 6, 2022.
Share repurchases. In July 2022, pursuant to a Rule 10b5-1 plan, the Company repurchased 1.2 million shares for $250 million under its stock repurchase program.
Senior notes. The Company's outstanding 3.950% Senior Notes due 2022 matured on July 15, 2022. The Company paid the $244 million principal balance with cash on hand. See Note 7 for additional information.
Convertible Note conversions. Subsequent to June 30, 2022, the Company settled certain conversion options that were exercised by the holders of the Company's Convertible Notes. The Company settled the conversion options in cash, resulting in total cash payments of $314 million, of which $145 million was a repayment of the Convertible Notes principal balance. Associated with the conversions, the Company received Capped Call proceeds of $39 million. See Note 7 for additional information.

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
Financial and Operating Performance
The Company's financial and operating performance for the three months ended June 30, 2022 included the following highlights:
•Net income attributable to common stockholders for the three months ended June 30, 2022 was $2.4 billion ($9.30 per diluted share), as compared to net income of $380 million ($1.54 per diluted share) for the same period in 2021. The primary components of the $2.0 billion increase in earnings attributable to common stockholders include:
•a $2.0 billion increase in oil and gas revenues, primarily due to (i) a 69 percent increase in average realized commodity prices per BOE as a result of higher commodity prices in 2022 due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine and (ii) a two percent increase in daily sales volumes due to additional production from the Company's successful horizontal drilling program in the Midland Basin and the incremental production added from the assets acquired in the DoublePoint Acquisition in May 2021, partially offset by the reduced production associated with the assets divested as part of the Delaware Divestiture in December 2021; and
•a $767 million decrease in derivative losses, primarily due to a reduction in the Company's commodity derivative positions;
partially offset by:
•a $537 million increase in income taxes, primarily due to the increase in earnings in 2022 compared to 2021; and
•a $280 million increase in production costs, including taxes, primarily attributable to (i) increased lease operating expenses attributable primarily to inflationary pressures on power, fuel and chemical costs, (ii) increased workover activity and (iii) an increase in production taxes, ad valorem taxes and gathering processing and transportation costs that are directly related to the increase in commodity prices, partially offset by a decrease in costs as a result of the Delaware Divestiture.
•During the three months ended June 30, 2022, average daily sales volumes increased on a BOE basis by two percent to 642,844 BOEPD, as compared to 629,468 BOEPD during the same period in 2021, primarily due to the Company's successful horizontal drilling program and the incremental production added from the assets acquired in the DoublePoint Acquisition, partially offset by the reduced production associated with the assets divested as part of the Company's Delaware Divestiture.

PIONEER NATURAL RESOURCES COMPANY
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $110.56, $44.21 and $6.72, respectively, during the three months ended June 30, 2022, as compared to $64.55, $27.95 and $2.69, respectively, for the same period in 2021.
•Net cash provided by operating activities increased during the three months ended June 30, 2022 to $3.2 billion, as compared to $1.5 billion for the same period in 2021. The increase in net cash provided by operating activities during the three months ended June 30, 2022, as compared to the same period in 2021, is primarily due to (i) the aforementioned increase in oil and gas revenues as a result of higher commodity prices and sales volumes and (ii) a decrease in cash used in derivative activities, partially offset by an increase in production costs, including taxes.
•During the three months ended June 30, 2022, the Company paid a base dividend of $189 million, or $0.78 per share, and a variable dividend of $1.6 billion, or $6.60 per share, as compared to a base dividend of $138 million, or $0.56 per share, and no variable dividend for the same period in 2021.
•During the three months ended June 30, 2022, the Company repurchased 2.1 million shares for $499 million under the Company's stock repurchase program. The Company did not repurchase any shares under a stock repurchase program during the three months ended June 30, 2021.
•As of June 30, 2022 and December 31, 2021, the Company's net debt to book capitalization was 12 percent.
Oil and Gas Industry Considerations
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of global supply and demand imbalances, oil and gas prices have increased significantly, with average NYMEX oil and NYMEX gas prices for the three months ended June 30, 2022 being $108.41 per Bbl and $6.76 per Mcf, respectively, as compared to $66.07 per Bbl and $2.83 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation. Specifically, the Company's 2022 capital program is being impacted by higher than expected inflation in steel, diesel and chemical prices, among other items.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC and other oil producing nations to manage the global oil supply, (iii) the impact of sanctions and import bans on production from Russia, (iv) the timing and supply impact of any Iranian sanction relief on Iran's ability to export oil, (v) additional actions by businesses and governments in response to the pandemic, (vi) the global supply chain constraints associated with manufacturing and distribution delays, (vii) oilfield service demand and cost inflation, (viii) political stability of oil consuming countries and (ix) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

PIONEER NATURAL RESOURCES COMPANY
Third Quarter 2022 Outlook
Based on current estimates, the Company expects the following operating and financial results for the third quarter of 2022:

Three Months Ending September 30, 2022
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	635 - 660
Average daily oil production (MBbls)	345 - 360
Production costs per BOE	$12.00 - $13.50
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$75 - $85
Accretion of discount on asset retirement obligations	$3 - $6
Interest expense	$30 - $35
Other expense	$20 - $40
Cash flow impact from firm transportation (a)	$(100) - $(60)
Current income tax provision (b)	$300 - $350
Effective tax rate	22% - 27%
_____________________
(a)The cash flow impact from firm transportation is primarily based on (i) the forecasted differential between WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast and (ii) oil price fluctuations between the time the Company purchases the oil from its areas of operation and when the oil is delivered and sold to Gulf Coast refineries or exported to international markets. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cash flow impact attributable to the shortfall.
(b)Reflects estimated state and federal cash taxes that will be paid during the third quarter based on full-year 2022 forecasted taxable earnings.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Six Months Ended June 30, 2022
Oil (Bbls)	351,597
NGL (Bbls)	156,576
Gas (Mcf)	792,847
Total (BOE)	640,314
The Company's liquids production was 79 percent of total production, on a BOE basis, for the six months ended June 30, 2022.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Six Months Ended June 30, 2022
( in millions)
Proved property acquisition costs	$3
Unproved property acquisitions (a)	23
Exploration/extension costs	1,480
Development costs	250
Asset retirement obligations	4
$1,760
_____________________
(a)Includes DoublePoint Acquisition measurement period adjustments that resulted in a $21 million decrease in unproved property acquisition costs incurred.
Development and exploration/extension drilling activity is as follows:

	Six Months Ended June 30, 2022
	Development	Exploration/Extension
Beginning wells in progress	26	270
Wells spud	17	234
Successful wells	(25)	(253)
Ending wells in progress	18	251
As of June 30, 2022, the Company's drilling and completions program included operating 21 drilling rigs and six frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the six months ended June 30, 2022, the Company successfully completed 214 horizontal wells and seven vertical wells in the northern portion of the Midland Basin and 57 horizontal wells in the southern portion of the Midland Basin. In the northern portion of the Midland Basin, 51 percent of the horizontal wells placed on production were Spraberry interval wells, 25 percent were Wolfcamp A interval wells and the remaining 24 percent were Wolfcamp B interval wells. In the southern portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)			(in millions)
Oil and gas revenues	$4,639	$2,682	$1,957	$8,570	$4,505	$4,065
Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Oil (Bbls)	347,964	363,046	(4%)	351,597	322,258	9%
NGLs (Bbls)	160,183	147,135	9%	156,576	126,520	24%
Gas (Mcf)	808,181	715,719	13%	792,847	620,124	28%
Total (BOE)	642,844	629,468	2%	640,314	552,132	16%
Average daily BOE sales volumes increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and incremental production added from the DoublePoint Acquisition in May 2021, partially offset by the reduced production associated with the

PIONEER NATURAL RESOURCES COMPANY
assets divested as part of the Company's Delaware Divestiture in December 2021. Average daily oil sales volumes decreased for the three months ended June 30, 2022 primarily due to the Delaware Divestiture, with the divested assets having a higher oil production ratio than the Company's Midland Basin assets.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three and six months ended June 30, 2022, as compared to the same respective periods in 2021, increased due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine. The average prices are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Oil per Bbl	$110.56	$64.55	71%	$102.54	$61.15	68%
NGLs per Bbl	$44.21	$27.95	58%	$42.83	$27.10	58%
Gas per Mcf	$6.72	$2.69	150%	$5.79	$2.83	105%
Total per BOE	$79.31	$46.82	69%	$73.94	$45.08	64%
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity and storage commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points and storage capacity at downstream sales points. The transportation and storage costs associated with these transactions are included in purchased commodities expense.
The net effect of third party purchases and sales of commodities is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Sales of purchased commodities	$2,366	$1,587	$779	$4,583	$2,828	$1,755
Purchased commodities	2,382	1,627	755	4,534	2,882	1,652
	$(16)	$(40)	$24	$49	$(54)	$103
The change in net sales of purchased commodities for the three and six months ended June 30, 2022, as compared to the same periods in 2021 is attributable to increases in oil prices, which resulted in oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage being sold in the following month at higher oil prices. The change was also impacted by improved margins on the Company's downstream Gulf Coast refinery and export oil sales for the three and six months ended June 30, 2022 as compared to the same periods in 2021.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Interest and other income (loss), net	$(56)	$(20)	$(36)	$69	$40	$29

PIONEER NATURAL RESOURCES COMPANY
The change in interest and other income for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to changes in the fair value of (i) the Company's investment in affiliate resulting in a noncash loss of $65 million and a noncash gain of $32 million, during the three and six months ended June 30, 2022, respectively, as compared to a noncash loss of $25 million and a noncash gain of $29 million for the same periods in 2021, respectively, and (ii) a noncash gain on the Company's short-term investment in Laredo of $17 million during the six months ended June 30, 2022.
See Note 4 and Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative loss, net. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells or consumes. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$72	$(279)	$351	$(39)	$(629)	$590
Cash payments on settled derivatives, net (a)	(75)	(557)	482	(131)	(871)	740
Total commodity derivative loss, net	(3)	(836)	833	(170)	(1,500)	1,330
Marketing derivatives:
Noncash derivative gain (loss), net	(68)	17	(85)	(24)	(3)	(21)
Cash payments on settled derivatives, net	(17)	(13)	(4)	(29)	(20)	(9)
Total marketing derivative gain (loss), net	(85)	4	(89)	(53)	(23)	(30)
Conversion option derivatives:
Noncash derivative gain, net	23	—	23	23	—	23
Derivative loss, net	$(65)	$(832)	$767	$(200)	$(1,523)	$1,323
Commodity price derivatives. The relative price impact for the Company's commodity price derivatives are as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Net Cash Payments	Price Impact		Net Cash Payments	Price Impact
	(in millions)			(in millions)
Oil derivative payments (a)	$(1)	$(0.04)	per Bbl	$(2)	$(0.04)	per Bbl
Gas derivative payments, net (a)	(74)	$(1.00)	per Mcf	(129)	$(0.90)	per Mcf
	$(75)			$(131)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Net cash payments	Price impact		Net cash payments	Price impact
	(in millions)			(in millions)
Oil derivative payments (b)	$(548)	$(16.60)	per Bbl	$(841)	$(14.42)	per Bbl
Gas derivative payments	(9)	$(0.13)	per Mcf	(17)	$(0.14)	per Mcf
	$(557)			$(858)
_____________________
(a)Excludes cash payments of $83 million and $161 million during the three and six months ended June 30, 2022, respectively, related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, that had the net effect of eliminating certain of the Company's 2022 derivative obligations.
(b)Excludes the effect from early settlement of certain of the Company's commodity derivative contracts, which resulted in cash payments of $13 million for the six months ended June 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
Marketing derivatives. In April 2022, the Company entered into two new long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell (i) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (ii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027 at an oil terminal in Midland, Texas.
The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company determined the contracts should be accounted for as derivative instruments.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Company's 0.250% Convertible Notes due 2025. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge.
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Gain on disposition of assets, net	$36	$2	$34	$70	$13	$57
The increase in net gain on disposition of assets for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to the divestment of certain undeveloped acres and producing wells in the Midland Basin for cash proceeds of $39 million and $126 million, respectively, resulting in a gain on the sales of $35 million and $76 million, respectively, as compared to a $9 million gain associated with the sale of the Company's well services business for the six months ended June 30, 2021.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Oil and gas production costs	$478	$316	$162	$894	$568	$326
The increase in oil and gas production costs for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to (i) increased costs related to production increases from the Company's successful horizontal drilling program in the Midland Basin, partially offset by the reduced production associated with assets divested as part of the Delaware Divestiture, (ii) increased lease operating costs related primarily to increases in power, fuel and chemical costs, (iii) increased gas and NGL prices during the three and six months ended June 30, 2022 that resulted in increased gas processing costs for those contractual volumes retained by the processor as payment for their services and (iv) increased workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells, partially offset by an increase in net natural gas plant income due to the aforementioned improvement in gas and NGL prices, partially offset by the loss of net natural gas plant income associated with the Company's Martin County Gas Processing Divestiture in February 2022.

PIONEER NATURAL RESOURCES COMPANY
Total production costs per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Lease operating expense (a)	$3.71	$3.05	22%	$3.59	$3.23	11%
Gathering, processing and transportation expense (b)	4.53	2.66	70%	4.20	2.83	48%
Workover costs (a)	1.02	0.39	162%	0.90	0.40	125%
Net natural gas plant income (c)	(1.08)	(0.59)	83%	(0.97)	(0.79)	23%
	$8.18	$5.51	48%	$7.72	$5.67	36%
____________________
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
The change in the Company's production costs per BOE during the three and six months ended June 30, 2022, as compared to the same periods in 2021, is due to the following:
•Lease operating expense per BOE increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to increased power, fuel and chemical costs;
•Gathering, processing and transportation expense per BOE increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to increased gas processing costs, as a result of an increase in gas and NGL prices attributable to the contractual volumes retained by the processor as payment for their services;
•Workover costs per BOE increased for three and six months ended June 30, 2022, as compared to the same periods in 2021, due to an increase in workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to improved gas and NGL prices, partially offset by the loss of net natural gas plant income associated with the Company's Martin County Gas Processing Divestiture in February 2022.
Production and ad valorem taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Production and ad valorem taxes	$271	$153	$118	$495	$266	$229
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Production taxes per BOE	$3.75	$2.15	74%	$3.50	$2.07	69%
Ad valorem taxes per BOE	0.88	0.52	69%	0.77	0.58	33%
	$4.63	$2.67	73%	$4.27	$2.65	61%
Production taxes per BOE increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due to the aforementioned increase in oil, NGL and gas commodity prices. The increase in ad valorem taxes per BOE for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to an increase in prior year commodity prices that are used to determine current year ad valorem taxes.

PIONEER NATURAL RESOURCES COMPANY
Depletion, depreciation and amortization expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Depletion, depreciation and amortization	$620	$648	$(28)	$1,234	$1,121	$113
Total DD&A expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
DD&A per BOE	$10.60	$11.31	(6%)	$10.64	$11.22	(5%)
Depletion expense per BOE	$10.40	$11.04	(6%)	$10.44	$10.83	(4%)
The decrease in DD&A per BOE for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to additions of proved reserves attributable to the aforementioned successful Spraberry/Wolfcamp drilling program and improved commodity prices (which has the effect of extending the economic life of producing wells).
Exploration and abandonments expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Geological and geophysical	$10	$10	$—	$18	$26	$(8)
Leasehold abandonments and other	1	—	1	6	3	3
	$11	$10	$1	$24	$29	$(5)
The decrease in geological and geophysical costs for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the relicensing of certain Parsley seismic data in connection with the Parsley Acquisition during 2021.
The increase in leasehold abandonments costs for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to the abandonment of certain unproved properties during 2022 that the Company no longer planned to drill before the leases expired.
During the six months ended June 30, 2022 and 2021, the Company drilled and evaluated 253 and 252 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
General and administrative expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Cash general and administrative expense	$78	$63	$15	$144	$119	$25
Noncash general and administrative expense	10	12	(2)	17	24	(7)
	$88	$75	$13	$161	$143	$18
The change in cash general and administrative expense for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to (i) $10 million of charitable contributions to various Ukraine humanitarian aid organizations in response to the Russia/Ukraine conflict and (ii) incremental general and administrative costs associated with an increase in headcount due to the Parsley Acquisition and DoublePoint Acquisition.

PIONEER NATURAL RESOURCES COMPANY
The change in noncash general and administrative expense for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to adjustments to the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
Total general and administrative expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Cash general and administrative expense	$1.33	$1.10	21%	$1.25	$1.19	5%
Noncash general and administrative expense	0.17	0.21	(19%)	0.14	0.24	(42%)
	$1.50	$1.31	15%	$1.39	$1.43	(3%)
The increase in cash general and administrative expense per BOE for the three and six months ended June 30, 2022, as compared to the same period in 2021, is primarily due to (i) the aforementioned charitable contributions and (ii) incremental general and administrative costs associated with an increase in headcount due to the Parsley Acquisition and DoublePoint Acquisition. The decrease in noncash general and administrative expense per BOE for the three and six months ended June 30, 2022, as compared to the same period in 2021, is due to changes in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Cash interest expense	$31	$39	$(8)	$65	$78	$(13)
Noncash interest expense	2	2	—	5	3	2
	$33	$41	$(8)	$70	$81	$(11)
The decrease in cash interest expense for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to the early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026 during February 2022, having aggregate principal amounts of $750 million and $500 million, respectively, partially offset by the issuance in May 2021 of $750 million of 0.550% Senior Notes due 2023.
The weighted average cash interest rate on the Company's indebtedness for the six months ended June 30, 2022 decreased to 1.8 percent, as compared to 1.9 percent for the same period in 2021.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Other expense	$5	$47	$(42)	$83	$351	$(268)
The decrease in other expense for the three months ended June 30, 2022, as compared to the same period in 2021, is primarily due to $36 million of transaction costs related to the Parsley Acquisition and DoublePoint Acquisition. The decrease in other expense for the six months ended June 30, 2022, as compared to the same period in 2021, is primarily due to $233 million of transaction costs related to the Parsley Acquisition and DoublePoint Acquisition and $80 million of costs related to covering firm gas commitments due to Winter Storm Uri during 2021, partially offset by $47 million in losses attributable to the early extinguishment of the Company's 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026 during February 2022.

PIONEER NATURAL RESOURCES COMPANY
See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
				(in millions)
Income tax provision	$(657)	$(120)	$(537)	$(1,209)	$(109)	$(1,100)
Effective tax rate	22%	24%	(2%)	22%	26%	(4%)
The increase in income tax provision for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to an increase of $2.5 billion and $5.2 billion, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
Based on the Company's forecasted earnings, the Company currently expects that its available tax attributes will not be sufficient to offset taxable U.S. federal income in 2022. As a result, the Company has started making quarterly estimated U.S. federal cash payments in 2022. Forecasted cash taxes are expected to be paid from operating cash flows and cash on hand.
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
2022 revised capital budget. Based on the Company's current inflation estimates, that are being impacted primarily by inflation in steel, diesel and chemical prices, the Company's capital budget for 2022 was revised from an expected range of $3.3 billion to $3.6 billion to an expected range of $3.6 billion to $3.8 billion. The Company's capital budget for 2022 consists of drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, and $85 million for water infrastructure and vehicles. The 2022 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, information technology and corporate facilities.
The 2022 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of June 30, 2022, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of June 30, 2022. The Company also had unrestricted cash on hand of $2.6 billion as of June 30, 2022.

PIONEER NATURAL RESOURCES COMPANY
Sources and uses of cash during the six months ended June 30, 2022, as compared to the same period in 2021, are as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(in millions)
Net cash provided by operating activities	$5,805	$1,843	$3,962
Net cash used in investing activities	$(2,071)	$(2,042)	$29
Net cash used in financing activities	$(5,033)	$(1,160)	$3,873
Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2022, as compared to the same period in 2021, is primarily due to (i) an increase in oil and gas revenues as a result of higher commodity prices and sales volumes attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and incremental sales volumes from the DoublePoint Acquisition and (ii) a decrease in cash used in derivative activities, partially offset by (i) an increase in production costs, including taxes and (ii) a reduction in cash flow associated with the assets divested as part of the Delaware Divestiture.
Investing activities. The increase in net cash flow used in investing activities for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to (i) the Company's purchase of commercial paper for $650 million, net of $2 million of discounts, (ii) an increase in additions to oil and gas properties of $641 million and (iii) $117 million of cash acquired in the Parsley Acquisition in 2021, partially offset by (i) $943 million of net cash used in the DoublePoint Acquisition in 2021, (ii) an increase in proceeds from the disposition of assets of $221 million and (iii) proceeds from the maturity of commercial paper investments of $146 million and proceeds from the sale of the Company's short-term investment in Laredo common stock of $75 million.
Financing activities. The Company's significant financing activities for the six months ended June 30, 2022 and 2021 are as follows:
•2022: The Company (i) paid dividends of $2.9 billion, (ii) redeemed $1.3 billion of its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (iii) repurchased $775 million of its common stock and (iv) paid $129 million of other liabilities.
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
Dividends/distributions. During the the six months ended June 30, 2022, the Company paid base dividends of $530 million, or $1.56 per common share, compared to $213 million, or $1.11 per common share, during the six months ended June 30, 2021.
In addition to its base dividend program, the Company has a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments and additions to corporate facilities. During the six months ended June 30, 2022, the Company declared and paid variable dividends of $2.3 billion, or $9.60 per common share.

PIONEER NATURAL RESOURCES COMPANY
On August 2, 2022, the board of directors of the Company declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $7.47 per share for shareholders of record on September 6, 2022, with a payment date of September 16, 2022. Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2022, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices, or the Company's share price or interest rates, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 9.7389 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture), which represents an adjusted conversion price of $102.68 per share (subject to further adjustment pursuant to the terms of the notes indenture) as of June 30, 2022. As a result of the quarterly base and variable dividends declared through June 30, 2022, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base dividends in excess of $0.55 per common share and declarations of future variable dividends, as previously described, will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common stock for at least 20 of the last 30 consecutive trading days of such quarter exceeds 130 percent of the Conversion Price;
•during the five-day period following any five consecutive trading day period when the trading price of the Convertible Notes is less than 98 percent of the product of the last reported sales price of the Company's common stock and the Conversion Rate;
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
During the last 30 consecutive trading days of the second quarter of 2022, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending September 30, 2022. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock. See Note 7 and Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of June 30, 2022. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative obligations. The Company's commodity, marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of June 30, 2022, these contracts represented net liabilities of $442 million, which includes $167 million of obligations related to entering into equal and offsetting oil and gas commodity derivative trades during the fourth quarter of 2021 that had the net effect of eliminating future market risk related to certain of its 2022 derivatives. The ultimate liquidation value of the Company's commodity price derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of June 30, 2022, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of June 30, 2022, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of June 30, 2022, the Company had $5.7 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.8 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Derivative financial instruments. The Company's decision on the quantity and price at which it executes commodity derivative contracts, if it so chooses, is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements.
The average forward prices based on June 30, 2022 market quotes are as follows:

	2022		Year Ending December 31, 2023	Year Ending December 31, 2024
	Third Quarter	Fourth Quarter
Average forward Midland oil price	$101.42	$94.49	$86.50	$78.79
Average forward NYMEX WTI oil price	$100.37	$93.76	$85.89	$78.40
Average forward Brent oil price	$105.81	$98.71	$91.21	$83.99
Average forward DUTCH TTF gas price	$44.83	$46.28	$33.58	$21.73
Permian Basin index swap contracts:
Average Brent/NYMEX WTI forward basis oil price differential (a)	$5.44	$4.95	$5.32	$5.59
Average Midland/NYMEX WTI forward basis oil price differential (b)	$1.05	$0.73	$0.61	$0.39

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on July 29, 2022 market quotes are as follows:

	2022		Year Ending December 31, 2023	Year Ending December 31, 2024
	Third Quarter	Fourth Quarter
Average forward Midland oil price	$98.37	$93.64	$86.87	$79.56
Average forward NYMEX WTI oil price	$96.89	$92.56	$85.99	$79.05
Average forward Brent oil price	$105.14	$98.13	$91.72	$85.08
Average forward DUTCH TTF gas price	$57.30	$57.95	$45.85	$28.52
Permian Basin index swap contracts:
Average Brent/NYMEX WTI forward basis oil price differential (a)	$8.25	$5.57	$5.73	$6.03
Average Midland/NYMEX WTI forward basis oil price differential (b)	$1.48	$1.08	$0.88	$0.51
___________________
(a)Based on market quotes for basis differentials between Brent oil index prices and NYMEX WTI oil index prices.
(b)Based on market quotes for basis differentials between Midland oil index prices and NYMEX WTI oil index prices.
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of June 30, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
In October 2019, the Company agreed to purchase and simultaneously sell 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026.
In April 2022, the Company agreed to purchase and simultaneously sell (i) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (ii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
The average forward prices based on June 30, 2022 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026	December 31, 2027
Average forward Brent oil price	$104.05	$91.21	$83.99	$79.00	$75.73	$73.18
Average forward Midland oil price	$99.25	$86.50	$78.79	$73.30	$69.57	$66.92
Average forward basis oil price differential (a)	$4.80	$4.71	$5.20	$5.70	$6.16	$6.26

PIONEER NATURAL RESOURCES COMPANY
The average forward prices based on July 29, 2022 market quotes are as follows:

	Year Ending
	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025	December 31, 2026	December 31, 2027
Average forward Brent oil price	$101.63	$91.72	$85.08	$80.61	$77.64	$75.89
Average forward Midland oil price	$96.01	$86.87	$79.56	$74.54	$71.16	$68.99
Average forward basis oil price differential (a)	$5.62	$4.85	$5.52	$6.07	$6.48	$6.90
___________________
(a)Based on market quotes for basis differentials between Brent oil index prices and Midland oil index prices.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Company's 0.250% Convertible Notes due 2025. The conversion option derivatives are subject to market risks related to the change in the Company's share price that occurs during the 25 trading day Settlement Period. See Note 4, Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	Three Months Ended June 30, 2022
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
April 1-30, 2022	—	$—	—	$3,750,018,375
May 1-31, 2022	260,664	$268.71	260,291	$3,680,070,597
June 1-30, 2022	1,865,652	$230.34	1,865,454	$3,250,393,163
	2,126,316		2,125,745
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

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1 (a)	Indemnification Agreement, dated July 14, 2022, between the Company and Christopher L. Washburn.

10.2 (a)	Indemnification Agreement, dated July 18, 2022, between the Company and Jacinto J. Hernandez.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PIONEER NATURAL RESOURCES COMPANY

August 2, 2022	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

August 2, 2022	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Interim Chief Accounting Officer