Form 10-Q
period 2022-09-30
PIONEER NATURAL RESOURCES CO
filed 2022-10-28
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 27, 2022    237,598,733

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
•"BOEPD" means BOE per day.
•"MMBOPD" means one million barrels of oil per day.
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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity and oil and gas demand; the impact of armed conflict and political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industries in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility and derivative contracts, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased oil and gas; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,316	$3,847
Restricted cash	6	37
Accounts receivable, net	1,938	1,685
Inventories	420	369
Investment in affiliate	134	135
Short-term investments, net	372	58
Other	97	42
Total current assets	4,283	6,173
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	37,217	34,454
Unproved properties	5,943	6,063
Accumulated depletion, depreciation and amortization	(14,199)	(12,335)
Total oil and gas properties, net	28,961	28,182
Other property and equipment, net	1,668	1,694
Operating lease right-of-use assets	360	348
Goodwill	243	243
Other assets	231	171
	$35,746	$36,811
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,328	$2,380
Due to affiliates	151	179
Interest payable	21	53
Income taxes payable	45	45
Current portion of long-term debt	986	244
Derivatives	304	538
Operating leases	128	121
Other	207	513
Total current liabilities	4,170	4,073
Long-term debt	4,228	6,688
Derivatives	1	25
Deferred income taxes	3,301	2,038
Operating leases	246	243
Other liabilities	851	907
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,694,426 and 244,144,444 shares issued as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	18,911	19,123
Treasury stock, at cost; 6,958,828 and 1,366,610 shares as of September 30, 2022 and December 31, 2021, respectively	(1,525)	(248)
Retained earnings	5,561	3,960
Total equity	22,949	22,837
Commitments and contingencies
	$35,746	$36,811

The financial information included as of September 30, 2022 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and other income:
Oil and gas	$4,224	$3,282	$12,794	$7,787
Sales of purchased commodities	1,833	1,679	6,416	4,507
Interest and other income (loss), net	(12)	2	57	42
Derivative gain (loss), net	13	(501)	(187)	(2,024)
Gain on disposition of assets, net	35	1	105	14
	6,093	4,463	19,185	10,326
Costs and expenses:
Oil and gas production	562	323	1,457	890
Production and ad valorem taxes	260	179	755	445
Depletion, depreciation and amortization	641	704	1,874	1,825
Purchased commodities	1,968	1,762	6,502	4,644
Exploration and abandonments	8	10	32	40
General and administrative	90	72	252	216
Accretion of discount on asset retirement obligations	4	2	12	5
Interest	30	41	100	122
Other	36	34	118	384
	3,599	3,127	11,102	8,571
Income before income taxes	2,494	1,336	8,083	1,755
Income tax provision	(510)	(291)	(1,719)	(400)
Net income attributable to common stockholders	$1,984	$1,045	$6,364	$1,355

Net income per share attributable to common stockholders:
Basic	$8.29	$4.27	$26.36	$5.88
Diluted	$7.93	$4.07	$25.11	$5.60

Weighted average shares outstanding:
Basic	239	244	241	230
Diluted	250	257	253	242

Dividends declared per share	$8.57	$2.07	$19.73	$3.19

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837
Dividends declared ($3.78 per share)	—	—	—	—	(922)	(922)
Exercise of long-term incentive stock options	6	—	—	1	—	1
Purchases of treasury stock	(1,175)	—	—	(276)	—	(276)
Stock-based compensation:
Vested compensation awards, net	350	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	2,009	2,009
Balance as of March 31, 2022	241,959	2	19,142	(523)	5,047	23,668
Dividends declared ($7.38 per share)	—	—	—	—	(1,788)	(1,788)
Convertible senior note conversions:
Conversion premium	—	—	(2)	—	—	(2)
Capped call proceeds	—	—	26	—	—	26
Issuance fees and deferred taxes	—	—	(6)	—	—	(6)
Purchases of treasury stock	(2,126)	—	—	(499)	—	(499)
Stock-based compensation:
Vested compensation awards, net	5	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	2,371	2,371
Balance as of June 30, 2022	239,838	2	19,180	(1,022)	5,630	23,790
Dividends declared ($8.57 per share)	—	—	—	—	(2,053)	(2,053)
Convertible senior note conversions:
Conversion premium	—	—	(319)	—	—	(319)
Capped call proceeds	—	—	45	—	—	45
Issuance fees and deferred taxes	—	—	(13)	—	—	(13)
Employee stock purchases	41	—	(2)	8	—	6
Purchases of treasury stock	(2,338)	—	—	(511)	—	(511)
Stock-based compensation:
Vested compensation awards, net	195	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	1,984	1,984
Balance as of September 30, 2022	237,736	$2	$18,911	$(1,525)	$5,561	$22,949
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($0.56 per share)	—	—	—	—	(122)	(122)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax component	—	—	50	—	(6)	44
Exercise of long-term incentive stock options	55	—	(2)	8	—	6
Purchases of treasury stock	(99)	—	—	(13)	—	(13)
Shares issued or reissued for Parsley Energy, Inc. ("Parsley") acquisition	51,655	—	5,644	1,238	—	6,882
Stock-based compensation:
Vested compensation awards, net	623	—	—	—	—	—
Compensation costs included in net loss	—	—	19	—	—	19
Compensation costs included in net loss associated with Parsley acquisition	—	—	33	—	—	33
Net loss	—	—	—	—	(70)	(70)
Balance as of March 31, 2021	216,711	2	14,837	(1)	3,308	18,146
Dividends declared ($0.56 per share)	—	—	—	—	(138)	(138)
Purchases of treasury stock	(2)	—	—	(1)	—	(1)
Shares issued for Double Eagle III Midco 1 LLC ("DoublePoint") acquisition	27,187	—	4,234	—	—	4,234
Stock-based compensation:
Vested compensation awards, net	63	—	—	—	—	—
Compensation costs included in net income	—	—	17	—	—	17
Net income	—	—	—	—	380	380
Balance as of June 30, 2021	243,959	2	19,088	(2)	3,550	22,638
Dividends declared ($2.07 per share)	—	—	—	—	(508)	(508)
Employee stock purchases	53	—	(2)	7	—	5
Purchases of treasury stock	(34)	—	—	(5)	—	(5)
Stock-based compensation costs:
Vested compensation awards, net	144	—	—	—	—	—
Compensation costs included in net income	—	—	18	—	—	18
Net income	—	—	—	—	1,045	1,045
Balance as of September 30, 2021	244,122	$2	$19,104	$—	$4,087	$23,193

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$6,364	$1,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,874	1,825
Exploration expenses	6	3
Deferred income taxes	1,248	371
Gain on disposition of assets, net	(105)	(14)
Loss on early extinguishment of debt, net	47	2
Accretion of discount on asset retirement obligations	12	5
Interest expense	7	6
Derivative-related activity	(95)	636
Amortization of stock-based compensation	59	87
Investment valuation adjustments	(17)	(21)
Other	69	106
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(253)	(601)
Inventories	(55)	(93)
Operating lease right-of-use assets	(12)	81
Other assets	(84)	(57)
Accounts payable	(260)	515
Interest payable	(32)	(76)
Income taxes payable	—	25
Operating leases	9	(83)
Other liabilities	(32)	(247)
Net cash provided by operating activities	8,750	3,825
Cash flows from investing activities:
Proceeds from disposition of assets	293	59
Proceeds from short-term investments	727	—
Purchase of short-term investments, net	(1,020)	—
Cash used in acquisitions, net of cash acquired	—	(826)
Additions to oil and gas properties	(2,806)	(2,181)
Additions to other assets and other property and equipment	(105)	(77)
Net cash used in investing activities	(2,911)	(3,025)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	—	3,247
Borrowings under credit facility	—	650
Repayment of credit facilities	—	(1,287)
Repayment of long-term debt	(2,097)	(3,371)
Proceeds from capped call on convertible notes	71	—
Payments of other liabilities	(183)	(153)
Payments of financing fees	—	(32)
Purchases of treasury stock	(1,286)	(19)
Exercise of long-term incentive plan stock options and employee stock purchases	7	11
Dividends paid	(4,913)	(720)
Net cash used in financing activities	(8,401)	(1,674)
Net decrease in cash, cash equivalents and restricted cash	(2,562)	(874)
Cash, cash equivalents and restricted cash, beginning of period	3,884	1,501
Cash, cash equivalents and restricted cash, end of period	$1,322	$627
The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for a full year.
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
September 30, 2022
(Unaudited)
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•During the nine months ended September 30, 2022, the Company divested certain undeveloped acres and producing wells in the Midland Basin for (i) cash proceeds of $165 million and (ii) ownership interests in certain Midland Basin undeveloped acres and producing wells valued at $8 million. The Company recorded a gain on these sales of $110 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
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
•In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. ("Continental") for cash proceeds of $3.0 billion, after normal closing adjustments. The Company's Delaware Basin assets were acquired as part of the Parsley Acquisition.
•In October 2021, the Company completed the sale of 20,000 net acres in western Glasscock County to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million, after normal closing adjustments.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$134	$—	$—	$134
Deferred compensation plan assets	63	—	—	63
Marketing derivatives	—	—	81	81
	$197	$—	$81	$278
Liabilities:
Commodity price derivatives (a)	$—	$223	$—	$223
Marketing derivatives	—	—	82	82
	$—	$223	$82	$305

	As of December 31, 2021
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$135	$—	$—	$135
Deferred compensation plan assets	74	—	—	74
Short-term investment	58	—	—	58
	$267	$—	$—	$267
Liabilities:
Commodity price derivatives (a)	$—	$486	$—	$486
Marketing derivatives	—	—	77	77
	$—	$486	$77	$563
______________________
(a)Includes $84 million and $328 million as of September 30, 2022 and December 31, 2021, respectively, of liabilities recorded in the fourth quarter of 2021 related to entering into equal and offsetting oil and gas commodity derivative trades that had the net effect of eliminating certain of the Company's 2022 derivative obligations.
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
Short-term investment. In October 2021, the Company acquired 960 thousand shares of Laredo as partial consideration for its divestiture of certain acreage in western Glasscock County to Laredo. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo common stock was determined using Level 1 inputs based on observable prices on a major exchange, resulting in the fair value of the Laredo shares being based on

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
the trading value of the shares as of December 31, 2022. During the nine months ended September 30, 2022, the Company sold all 960 thousand shares of Laredo common stock. See Note 13 for additional information.
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
The liability values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes exercised their conversion option during the nine months ended September 30, 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Periods is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices ("VWAP") of the Company's common stock during the Settlement Period. Conversion option derivative assets and liabilities recorded in the consolidated balance sheets were less than $1 million as of September 30, 2022. See Note 5, Note 7 and Note 17 for additional information.
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
The asset and liability values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of September 30, 2022 and 2021 was $1.63 per barrel and $2.07 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $28 million as of September 30, 2022.
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
September 30, 2022
(Unaudited)
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$1,316	$1,316	$3,847	$3,847
Restricted cash (a) (b)	$6	$6	$37	$37
Short-term investments, net (c)	$372	$372	$—	$—
Liabilities:
Current portion of long-term debt:
Convertible senior notes (d)	$45	$99	$—	$—
Senior notes (d)	$941	$914	$244	$247
Long-term debt:
Convertible senior notes (d)	$1,028	$2,267	$1,307	$2,359
Senior notes (d)	$3,200	$2,641	$5,381	$5,390
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
(c)The carrying value as of September 30, 2022, represents commercial paper investments that are carried at amortized cost and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. Commercial paper is included in cash and cash equivalents if it has maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments in the consolidated balance sheets based on their maturity dates. Fair value for the Company's commercial paper investments is determined using Level 2 inputs.
(d)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.
The Company has other financial instruments consisting primarily of receivables, payables, prepaid expenses and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in business combinations, goodwill and asset retirement obligations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Volumes per day associated with outstanding oil basis derivative contracts, as of September 30, 2022, and the weighted average oil price differential for those contracts are as follows:

2022
Fourth Quarter
Midland/WTI basis swap contracts:
Volume per day (Bbl) (a)	26,000
Price differential per Bbl	$0.50
______________________
(a)The referenced basis swap contracts fix the basis differentials between the index price at which the Company sells a portion of its Midland Basin oil and the WTI index price.
Additionally, as of September 30, 2022, the Company has outstanding oil derivative contracts for 3,000 Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33.
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
Volumes per day associated with outstanding gas derivative contracts, as of September 30, 2022, and the weighted average gas prices for those contracts are as follows:

2022
Fourth Quarter
Dutch TTF swap contracts:
Volume per day (MMBtu)	30,000
Price per MMBtu	$7.80
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of September 30, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
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
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is a WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. See Note 4 for additional information.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Convertible Notes. For the nine months ended September 30, 2022, the conversion options attributable to $285 million of the Company's carrying value of its Convertible Notes were exercised by the holders of the notes, of which $45 million of the carrying value remained in the Settlement Period as of September 30, 2022. See Note 4 and Note 7 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Fair value. The fair value of derivative financial instruments not designated as hedging instruments are as follows:

As of September 30, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Marketing derivatives	Other assets - noncurrent	$81	$—	$81
Liabilities:
Commodity price derivatives	Derivatives - current	$222	$—	$222
Marketing derivatives	Derivatives - current	$82	$—	$82
Commodity price derivatives	Derivatives - noncurrent	$1	$—	$1

As of December 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Commodity price derivatives	Derivatives - current	$486	$—	$486
Marketing derivatives	Derivatives - current	$52	$—	$52
Marketing derivatives	Derivatives - noncurrent	$25	$—	$25
Fair value. Gains and losses recorded to net derivative gain (loss) in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$59	$(10)	$20	$(639)
Cash payments on settled derivatives, net (a)	(121)	(486)	(252)	(1,357)
Total commodity derivative loss, net	(62)	(496)	(232)	(1,996)
Marketing derivatives:
Noncash derivative gain, net	99	6	75	3
Cash payments on settled derivatives, net	(18)	(11)	(47)	(31)
Total marketing derivative gain (loss), net	81	(5)	28	(28)
Conversion option derivatives:
Noncash derivative loss, net	(23)	—	—	—
Cash receipts on settled derivatives, net	17	—	17	—
Total conversion option derivative gain (loss), net	(6)	—	17	—
Derivative gain (loss), net	$13	$(501)	$(187)	$(2,024)
_____________________
(a)Excludes cash payments of $83 million and $244 million, during the three and nine months ended September 30, 2022, respectively, related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, which had the net effect of eliminating certain of the Company's 2022 derivative obligations. Includes the early settlement of certain of the Company's commodity derivative contracts for cash payments of $13 million during the nine months ended September 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The changes in capitalized exploratory well and project costs are as follows:

Nine Months Ended September 30, 2022
(in millions)
Beginning capitalized exploratory well and project costs	$632
Additions to exploratory well and project costs pending the determination of proved reserves	2,457
Reclassifications due to determination of proved reserves	(2,380)
Ending capitalized exploratory well and project costs	$709
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed, are as follows:

	As of September 30, 2022	As of December 31, 2021
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$709	$621
More than one year	—	11
	$709	$632
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	—	3
______________________
(a)The three exploratory wells that were suspended for a period greater than one year as of December 31, 2021 were completed during the first quarter of 2022.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and net discounts, are as follows:

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Outstanding debt principal balances:
3.950% senior notes due 2022	$—	$244
0.550% senior notes due 2023	750	750
0.750% senior callable notes due 2024	—	750
0.250% convertible senior notes due 2025	1,083	1,323
1.125% senior notes due 2026	750	750
4.450% senior notes due 2026	—	500
5.625% senior notes due 2027	179	179
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	5,241	6,975
Issuance costs and discounts, net	(27)	(43)
Total debt	5,214	6,932
Less current portion of long-term debt	986	244
Long-term debt	$4,228	$6,688

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date of January 12, 2026. As of September 30, 2022, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of September 30, 2022, the Company was in compliance with its debt covenants.
Senior notes. In September 2022, the Company delivered an irrevocable notice of call to the holders of its outstanding 5.625% senior notes due 2027. The 5.625% senior notes due 2027, with a debt principal balance of $179 million, are recorded in the current portion of long-term debt in the consolidated balance sheets as of September 30, 2022 and were repaid in October 2022. The Company funded the repayment with cash on hand. See Note 17 for additional information.
The Company's 3.950% senior notes, with a debt principal balance of $244 million, matured and were repaid in July 2022. The Company funded the repayment with cash on hand.
In February 2022, the Company paid $1.3 billion to redeem its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively. The Company recorded a $47 million loss on early extinguishment of debt to other expense associated with the early redemptions. See Note 14 for additional information.
The Company's 0.550% senior notes, with a debt principal balance of $750 million, will mature in May 2023. The 0.550% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of September 30, 2022.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Convertible senior notes. The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable on May 15 and November 15 of each year. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.0654 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $99.35 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $99.35 per share of common stock and an adjusted capped price of $141.38 per share of common stock. The net cost of $113 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.
As of September 30, 2022, the Convertible Notes had an outstanding principal balance of $1.1 billion and unamortized issuance costs of $10 million. The effective annual interest rate of the Convertible Notes is 0.6 percent.
Interest expense recognized on the Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Contractual coupon interest	$1	$1	$2	$3
Amortization of capitalized loan fees	1	1	3	4
	$2	$2	$5	$7
Convertible Note conversions. During the last 30 consecutive trading days of the fourth quarter of 2021 and the first, second and third quarters of 2022, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders from January 1, 2022 through December 31, 2022.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
During the nine months ended September 30, 2022, certain holders of the Company's Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash receipts and cash payments associated with the conversions:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash payments:
Principal repayments	$240	$—
Conversion premiums	321	—
Cash payments, net	$561	$—

Cash receipts:
Conversion option derivative receipts, net	$17	$—
Capped Call proceeds	71	—
Cash receipts, net	$88	$—
The Company recorded the conversion premiums paid, Capped Call proceeds and $19 million of associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of September 30, 2022, the Company had received conversion notices related to $45 million of principal amount of the Convertible Notes. These Convertible Notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of September 30, 2022. The current portion of Convertible Notes will be cash settled at the end of their respective Settlement Periods during the fourth quarter of 2022.
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
Shares available for future grant pursuant to awards under the LTIP are as follows:

As of September 30, 2022
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under plan	(9,591,571)
3,888,004
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Restricted stock - equity awards	$11	$11	$33	$32
Restricted stock - liability awards (a)	6	3	17	12
Restricted stock and performance units - Parsley awards (b)	—	—	—	33
Performance unit awards	8	6	24	20
Employee Stock Purchase Plan	1	1	2	2
	$26	$21	$76	$99
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of September 30, 2022 and December 31, 2021, accounts payable – due to affiliates included $3 million and $9 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.
As of September 30, 2022, there is $114 million of unrecognized stock-based compensation expense related to unvested share-based compensation awards, including $23 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in common stock. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Activity for restricted stock awards, performance units and stock options is as follows:

	Nine Months Ended September 30, 2022
	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Beginning incentive compensation awards	741,892	182,278	304,686	6,039
Awards granted	249,765	49,748	114,066	—
Awards forfeited	(40,521)	(9,098)	(6,226)	—
Awards vested (a)	(455,408)	(98,996)	(25,659)	—
Options exercised	—	—	—	(6,039)
Ending incentive compensation awards	495,728	123,932	386,867	—
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Asset retirement obligations activity is as follows:

Nine Months Ended September 30, 2022

(in millions)
Beginning asset retirement obligations	$354
New wells placed on production	7
Changes in estimates	(1)
Liabilities settled	(48)
Accretion of discount	12
Ending asset retirement obligations	324
Less current portion of asset retirement obligations	(75)
Asset retirement obligations, long-term	$249
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
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalties and income taxes. Also associated with its divestiture transactions, the Company has issued and received guarantees to facilitate the transfer of contractual obligations, such as firm transportation agreements or gathering and processing arrangements. The Company does not recognize a liability if the fair value of its guarantee obligation is immaterial and the likelihood of making payments under the guarantee is remote.
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVC") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVC from January 2019 through July 2022. The buyer is required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022; such reimbursement will be paid by the buyer in installments beginning in 2023 through 2025. The Company's estimated remaining deficiency fee obligation as of September 30, 2022 of $3 million is included in other current liabilities in the consolidated balance sheets. The corresponding estimated deficiency fee receivable from the buyer is included in current and noncurrent other assets in the consolidated balance sheets in the amounts of $44 million and $42 million, respectively, as of September 30, 2022. The Company has received credit support for the deficiency fee receivable of up to $100 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Transactions and balances with ProPetro for pressure pumping and related services are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Pressure pumping related services charges	$90	$130	$298	$297

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Accounts payable - due to affiliate	$74	$66
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Revenue - service revenue	$598	$378
Cost of services (exclusive of depreciation and amortization)	$416	$286
Net loss	$(21)	$(29)
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Oil sales	$3,069	$2,477	$9,594	$6,043
NGL sales	569	515	1,783	1,135
Gas sales	586	290	1,417	609
Total oil and gas revenues	4,224	3,282	12,794	7,787
Sales of purchased oil	1,805	1,642	6,356	4,422
Sales of purchased gas	28	22	60	38
Sales of purchased diesel	—	15	—	47
Total sales of purchased commodities	1,833	1,679	6,416	4,507
	$6,057	$4,961	$19,210	$12,294
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGL, gas and sales of purchased oil, gas and diesel may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of September 30, 2022 and December 31, 2021, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $1.8 billion and $1.6 billion, respectively.
NOTE 13. Interest and Other Income (Loss), Net
The components of interest and other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Interest income	$15	$—	$21	$1
Investment in Laredo valuation adjustment (Note 4)	—	—	17	—
Investment in affiliate valuation adjustment (Note 4)	(32)	(8)	(1)	21
Deferred compensation plan income (loss), net (Note 4)	(2)	3	(9)	11
Other	7	7	29	9
	$(12)	$2	$57	$42

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 14. Other Expense
The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Loss on early extinguishment of debt, net (Note 7)	$—	$—	$47	$2
Unoccupied facility expense (a)	8	10	27	26
Idle frac equipment charges (b)	5	—	19	5
Transportation commitment charges (c)	3	5	8	15
Parsley Acquisition transaction costs (d)	—	3	—	209
DoublePoint Acquisition transaction costs (e)	—	5	—	32
Winter Storm Uri gas commitments (f)	—	—	—	80
Vertical integration services (income) loss (g)	—	2	(5)	(4)
South Texas deficiency fee obligation (h)	(1)	—	(18)	—
Other	21	9	40	19
	$36	$34	$118	$384
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
(e)Represents transaction costs associated with the DoublePoint Acquisition. See Note 3 for additional information.
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
(g)Represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. The components of the vertical integration services net margins are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Gross revenues	$7	$9	$30	$32
Gross costs and expenses	$7	$11	$25	$28
(h)Represents a decrease of $17 million in the Company's 2022 forecasted MVC deficiency fee obligation associated with the South Texas Divestiture and a $1 million increase in the associated 2022 forecasted MVC deficiency fee receivable. See Note 10 for additional information.
NOTE 15. Income Taxes
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("the IRA"). The IRA, among other tax provisions, imposes a 15 percent corporate alternative minimum tax based on financial statement income, effective for tax years beginning after December 31, 2022. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA did not impact the Company's current year tax provision or the Company's consolidated financial statements. The Company is evaluating the accounting and disclosure implications of the IRA on its future filings.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Income tax provision and effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Current tax provision	$(308)	$(11)	$(471)	$(29)
Deferred tax provision	(202)	(280)	(1,248)	(371)
Income tax provision	$(510)	$(291)	$(1,719)	$(400)
Effective tax rate	20%	22%	21%	23%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate could differ from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes. The Company settled its state unrecognized tax benefits ("UTBs") during the three and nine months ended September 30, 2022 resulting in lower forecasted 2022 state income taxes.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2020 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2013. As of September 30, 2022, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
Uncertain tax positions. The Company had state UTBs for tax years 2013 and 2015 through 2018 resulting from research and experimental expenditures related to horizontal drilling and completion innovations. In July 2022, the Company and the state taxing authorities effectively settled the uncertain tax position for all years. As of September 30, 2022, the Company no longer has any UTBs.
NOTE 16. Net Income Per Share and Stockholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income attributable to common stockholders	$1,984	$1,045	$6,364	$1,355
Participating share-based earnings (a)	(4)	(3)	(11)	(4)
Basic net income attributable to common stockholders	1,980	1,042	6,353	1,351
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	2	5	5
Diluted net income attributable to common stockholders	$1,981	$1,044	$6,358	$1,356

Basic weighted average shares outstanding	239	244	241	230
Contingently issuable stock-based compensation	—	1	—	—
Convertible Notes (b)	11	12	12	12
Diluted weighted average shares outstanding	250	257	253	242

Net income per share attributable to common stockholders:
Basic	$8.29	$4.27	$26.36	$5.88
Diluted	$7.93	$4.07	$25.11	$5.60

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
______________________
(a)Unvested restricted stock awards represent participating securities because they participate in non-forfeitable dividends with the common equity owners of the Company. Participating share-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so. The dilutive effect of the reallocation of participating share-based earnings to diluted net income attributable to common stockholders was negligible.
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three and nine months ended September 30, 2022, respectively. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. See Note 7 for additional information.
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
Dividends. Base and variable dividends declared by the board of directors for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
Third quarter	1.10	7.47	8.57	2,053
	$2.66	$17.07	$19.73	$4,763
2021:
First quarter	$0.56	$—	$0.56	$122
Second quarter	0.56	—	0.56	138
Third quarter	0.56	1.51	2.07	508
	$1.68	$1.51	$3.19	$768
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Expenditures to acquire shares under the stock repurchase program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Shares repurchased (a)	$500	$—	$1,249	$—
______________________
(a)During the three and nine months ended September 30, 2022, 2.3 million and 5.5 million shares were repurchased under the stock repurchase program, respectively. No shares were repurchased under the stock repurchase program during the three and nine months ended September 30, 2021.
As of September 30, 2022, $2.8 billion remained available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 17. Subsequent Events
Dividends. On October 27, 2022, the board of directors declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $4.61 per share on the Company's outstanding common stock, payable December 15, 2022 to shareholders of record at the close of business on November 30, 2022.
Share repurchases. In October 2022, pursuant to a Rule 10b5-1 plan, the Company repurchased 138,889 shares for $32 million under its stock repurchase program.
Senior notes. In September 2022, the Company delivered an irrevocable notice of call to the holders of its outstanding 5.625% senior notes due 2027. In October 2022, the Company paid $189 million (inclusive of accrued and unpaid interest) with cash on hand to extinguish the debt that had a carrying value of $192 million. The Company expects to record a $9 million net gain on early extinguishment of debt to other expense in the consolidated statements of operations.
Convertible Note conversions. In October 2022, the Company settled certain conversion options that were exercised by the holders of the Company's Convertible Notes prior to September 30, 2022. The Company settled the conversion options in cash, resulting in total cash payments of $26 million, of which $11 million was a repayment of the Convertible Notes principal balance. In addition, certain holders of the Company's Convertible Notes exercised their conversion option in October 2022 attributable to $23 million of the Convertible Notes' principal balance. Associated with the conversions, the Company has received Capped Call proceeds of $14 million. See Note 7 for additional information.

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
In May 2021, the Company completed the DoublePoint Acquisition in exchange for 27 million shares of Pioneer common stock and $1.0 billion of cash. The Pioneer stock consideration transferred had a fair value of $4.2 billion.
In January 2021, the Company completed the Parsley Acquisition in exchange for 52 million shares of Pioneer common stock. The Pioneer stock consideration transferred had a fair value of $6.9 billion.
Delaware Divestiture and Glasscock Divestiture
The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
In December 2021, the Company completed the Delaware Divestiture to Continental for cash proceeds of $3.1 billion. The Company's Delaware Basin assets were acquired as part of the Parsley Acquisition.
In October 2021, the Company completed the sale of 20,000 net acres in western Glasscock County to Laredo in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2022 included the following highlights:
•Net income attributable to common stockholders for the three months ended September 30, 2022 was $2.0 billion ($7.93 per diluted share), as compared to net income of $1.0 billion ($4.07 per diluted share) for the same period in 2021. The primary components of the increase in earnings attributable to common stockholders include:
•a $942 million increase in oil and gas revenues, primarily due to a 32 percent increase in average realized commodity prices per BOE as a result of higher commodity prices in 2022 due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine, partially offset by a three percent decrease in daily sales volumes due to the reduced production associated with the assets divested as part of the Delaware Divestiture in December 2021; and
•a $514 million decrease in derivative losses, primarily due to a reduction in the Company's commodity derivative positions and an increase in noncash marketing derivative gains;
partially offset by:
•a $320 million increase in production costs, including taxes, primarily attributable to increases in (i) lease operating expenses primarily due to inflationary pressures on power, fuel and labor costs, (ii) workover activity and (iii) production taxes, ad valorem taxes and gathering processing and transportation costs that are directly related to the increase in commodity prices, partially offset by a decrease in costs as a result of the Delaware Divestiture; and
•a $219 million increase in income taxes, primarily due to the increase in earnings in 2022 compared to 2021.
•During the three months ended September 30, 2022, average daily sales volumes decreased on a BOE basis by three percent to 656,582 BOEPD, as compared to 675,793 BOEPD during the same period in 2021, primarily due to the reduced production associated with the assets divested as part of the Company's Delaware Divestiture, partially offset by the Company's successful horizontal drilling program.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $94.23, $38.09 and $7.58, respectively, during the three months ended September 30, 2022, as compared to $69.24, $35.66 and $4.05, respectively, for the same period in 2021.
•Net cash provided by operating activities increased during the three months ended September 30, 2022 to $3.0 billion, as compared to $2.0 billion for the same period in 2021. The increase in net cash provided by operating activities during the

PIONEER NATURAL RESOURCES COMPANY
three months ended September 30, 2022, as compared to the same period in 2021, is primarily due to (i) the aforementioned increase in oil and gas revenues as a result of higher commodity prices and (ii) a decrease in cash used in derivative activities, partially offset by (i) an increase in income taxes, (ii) an increase in production costs, including production and ad valorem taxes and (iii) a reduction in cash flow associated with the assets divested as part of the Delaware Divestiture.
•During the three months ended September 30, 2022, the Company paid a base dividend of $263 million, or $1.10 per share, and a variable dividend of $1.8 billion, or $7.47 per share, as compared to a base dividend of $137 million, or $0.56 per share, and a variable dividend of $370 million, or $1.51 per share for the same period in 2021.
•During the three months ended September 30, 2022, the Company repurchased 2.3 million shares for $500 million under the Company's stock repurchase program. The Company did not repurchase any shares under a stock repurchase program during the three months ended September 30, 2021.
•As of September 30, 2022 and December 31, 2021, the Company's net debt to book capitalization was 15 percent and 12 percent, respectively.
Oil and Gas Industry Considerations
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted oil demand growth in 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of oil and gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. During October 2022, OPEC announced a 2 MMBOPD production cut starting in November 2022 related to these concerns and the uncertainty surrounding the global economy and future oil demand. However, as a result of current global supply and demand imbalances, oil and gas prices remain strong with average NYMEX oil and NYMEX gas prices for the three months ended September 30, 2022 being $91.56 per Bbl and $8.20 per Mcf, respectively, as compared to $70.56 per Bbl and $4.02 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation. Specifically, the Company's 2022 capital program is being impacted by higher than expected inflation in steel, diesel and chemical prices, among other items.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC and other oil producing nations to manage the global oil supply, (iii) the impact of sanctions and import bans on production from Russia, (iv) the timing and supply impact of any Iranian or Venezuelan sanction relief on their ability to export oil, (v) additional actions by businesses and governments in response to the pandemic, (vi) the global supply chain constraints associated with manufacturing and distribution delays, (vii) oilfield service demand and cost inflation, (viii) political stability of oil consuming countries and (ix) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

PIONEER NATURAL RESOURCES COMPANY
Fourth Quarter 2022 Outlook
Based on current estimates, the Company expects the following operating and financial results for the fourth quarter of 2022:

Three Months Ending December 31, 2022
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	655 - 680
Average daily oil production (MBbls)	346.5 - 361.5
Production costs per BOE	$12.00 - $13.50
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$75 - $85
Accretion of discount on asset retirement obligations	$3 - $6
Interest expense	$28 - $33
Other expense	$20 - $40
Cash flow impact from firm transportation (a)	$(85) - $(45)
Current income tax provision	$10 - $30
Effective tax rate	22% - 27%
_____________________
(a)The cash flow impact from firm transportation is primarily based on (i) the forecasted differential between Midland WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast and (ii) oil price fluctuations between the time the Company purchases the oil from its areas of operation and when the oil is delivered and sold to Gulf Coast refineries or exported to international markets. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cash flow impact attributable to the shortfall.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Nine Months Ended September 30, 2022
Oil (Bbls)	352,421
NGL (Bbls)	158,529
Gas (Mcf)	809,076
Total (BOE)	645,796
The Company's liquids production was 79 percent of total production, on a BOE basis, for the nine months ended September 30, 2022.
Costs incurred are as follows:

Nine Months Ended September 30, 2022
( in millions)
Proved property acquisition costs	$3
Unproved property acquisitions (a)	54
Exploration/extension costs	2,325
Development costs	418
Asset retirement obligations	6
$2,806
_____________________
(a)Includes DoublePoint Acquisition measurement period adjustments that resulted in a $21 million decrease in unproved property acquisition costs incurred.

PIONEER NATURAL RESOURCES COMPANY
Development and exploration/extension drilling activity is as follows:

	Nine Months Ended September 30, 2022
	Development	Exploration/Extension
Beginning wells in progress	26	270
Wells spud	21	361
Successful wells	(28)	(378)
Ending wells in progress	19	253
As of September 30, 2022, the Company's drilling and completions program included operating 22 drilling rigs and six frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
During the nine months ended September 30, 2022, the Company successfully completed 324 horizontal wells and seven vertical wells in the northern portion of the Midland Basin and 75 horizontal wells in the southern portion of the Midland Basin. In the northern portion of the Midland Basin, 50 percent of the horizontal wells placed on production were Spraberry interval wells, 26 percent were Wolfcamp B and D interval wells and the remaining 24 percent were Wolfcamp A interval wells. In the southern portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)			(in millions)
Oil and gas revenues	$4,224	$3,282	$942	$12,794	$7,787	$5,007
Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Oil (Bbls)	354,043	388,829	(9%)	352,421	344,692	2%
NGLs (Bbls)	162,372	156,873	4%	158,529	136,749	16%
Gas (Mcf)	841,005	780,547	8%	809,076	674,186	20%
Total (BOE)	656,582	675,793	(3%)	645,796	593,805	9%
Average daily BOE sales volumes decreased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to the reduced production associated with the assets divested as part of the Company's Delaware Divestiture in December 2021, which had a higher oil production ratio than the Company's Midland Basin assets, partially offset by the Company's successful Spraberry/Wolfcamp horizontal drilling program. Average daily BOE sales volumes increased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and incremental production added from the DoublePoint Acquisition in May 2021, partially offset by the reduced production associated with the assets divested in the Company's Delaware Divestiture in December 2021.

PIONEER NATURAL RESOURCES COMPANY
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three and nine months ended September 30, 2022, as compared to the same respective periods in 2021, increased due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine. The average prices are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Oil per Bbl	$94.23	$69.24	36%	$99.72	$64.22	55%
NGLs per Bbl	$38.09	$35.66	7%	$41.20	$30.41	35%
Gas per Mcf	$7.58	$4.05	87%	$6.41	$3.31	94%
Total per BOE	$69.93	$52.79	32%	$72.57	$48.04	51%
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGLs and gas transportation capacity from the Company's areas of production and secure diesel supply from the Gulf Coast to the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company periodically sells diesel to unaffiliated third parties in the Permian Basin if it has supply in excess of its operational needs. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity and storage commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production to downstream sales points and storage capacity at downstream sales points. The transportation and storage costs associated with these transactions are included in purchased commodities expense.
The net effect of third party purchases and sales of commodities is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Sales of purchased commodities	$1,833	$1,679	$154	$6,416	$4,507	$1,909
Purchased commodities	1,968	1,762	206	6,502	4,644	1,858
	$(135)	$(83)	$(52)	$(86)	$(137)	$51
The change in net sales of purchased commodities for the three months ended September 30, 2022, as compared to the same period in 2021, is primarily due to decreases in oil prices, which resulted in oil purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage being sold in the following month at lower oil prices. The change in net sales of purchased commodities for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to improved margins on the Company's downstream Gulf Coast refinery and export oil sales.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Interest and other income (loss), net	$(12)	$2	$(14)	$57	$42	$15
The change in interest and other income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to (i) changes in the fair value of the Company's investment in affiliate resulting in noncash losses of $32 million and $1 million, respectively, as compared to a noncash loss of $8 million and a noncash gain of

PIONEER NATURAL RESOURCES COMPANY
$21 million, respectively, (ii) interest income of $15 million and $21 million, respectively, as compared to zero and $1 million, respectively, and (iii) a noncash gain on the Company's short-term investment in Laredo of $17 million during the nine months ended September 30, 2022.
See Note 4 and Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gain (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$59	$(10)	$69	$20	$(639)	$659
Cash payments on settled derivatives, net (a)	(121)	(486)	365	(252)	(1,357)	1,105
Total commodity derivative loss, net	(62)	(496)	434	(232)	(1,996)	1,764
Marketing derivatives:
Noncash derivative gain, net	99	6	93	75	3	72
Cash payments on settled derivatives, net	(18)	(11)	(7)	(47)	(31)	(16)
Total marketing derivative gain (loss), net	81	(5)	86	28	(28)	56
Conversion option derivatives:
Noncash derivative loss, net	(23)	—	(23)	—	—	—
Cash receipts on settled derivatives, net	17	—	17	17	—	17
Total conversion option derivative gain (loss), net	(6)	—	(6)	17	—	17
Derivative gain (loss), net	$13	$(501)	$514	$(187)	$(2,024)	$1,837
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells or consumes. The relative price impact for the Company's commodity price derivatives are as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Net Cash Payments	Price Impact		Net Cash Payments	Price Impact
	(in millions)			(in millions)
Oil derivative payments (a)	$(2)	$(0.07)	per Bbl	$(5)	$(0.05)	per Bbl
Gas derivative payments, net (a)	(119)	$(1.53)	per Mcf	(247)	$(1.12)	per Mcf
	$(121)			$(252)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Net cash payments	Price impact		Net cash payments	Price impact
	(in millions)			(in millions)
Oil derivative payments (b)	$(427)	$(11.96)	per Bbl	$(1,270)	$(13.48)	per Bbl
Gas derivative payments	(59)	$(0.82)	per Mcf	(74)	$(0.41)	per Mcf
	$(486)			$(1,344)
_____________________
(a)Excludes cash payments of $83 million and $244 million during the three and nine months ended September 30, 2022, respectively, related to entering into equal and offsetting oil and gas commodity derivative trades in the fourth quarter of 2021, that had the net effect of eliminating certain of the Company's 2022 derivative obligations.
(b)Excludes the effect from early settlement of certain of the Company's commodity derivative contracts, which resulted in cash payments of $13 million for the nine months ended September 30, 2021.

PIONEER NATURAL RESOURCES COMPANY
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. In April 2022, the Company entered into two long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell (i) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (ii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027 at an oil terminal in Midland, Texas.
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
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Company's Convertible Notes. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge.
The Company's open derivative contracts are subject to continuing market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Gain on disposition of assets, net	$35	$1	$34	$105	$14	$91
The change in net gain on disposition of assets for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to the divestment of certain undeveloped acres and producing wells in the Midland Basin for cash proceeds of $39 million and $165 million, respectively, resulting in a gain on the sales of $34 million and $110 million, respectively, as compared to a $9 million gain associated with the sale of the Company's well services business for the nine months ended September 30, 2021.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Oil and gas production costs	$562	$323	$239	$1,457	$890	$567
Total production costs per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Lease operating expense (a)	$4.33	$2.49	74%	$3.85	$2.95	31%
Gathering, processing and transportation expense (b)	4.91	3.15	56%	4.44	2.95	51%
Workover costs (a)	1.12	0.56	100%	0.98	0.46	113%
Net natural gas plant income (c)	(1.05)	(1.02)	3%	(1.00)	(0.87)	15%
	$9.31	$5.18	80%	$8.27	$5.49	51%
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
The change in the Company's production costs per BOE during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is due to the following:
•Lease operating expense per BOE increased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to inflationary pressures on power, fuel and labor costs;
•Gathering, processing and transportation expense per BOE increased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to increased gas processing costs as a result of (i) an increase in gas and NGL prices attributable to the contractual volumes retained by the processor as payment for their services and (ii) an increase in gas processing plant electricity costs, which the processor passes through to each gas producer;
•Workover costs per BOE increased for three and nine months ended September 30, 2022, as compared to the same periods in 2021, due to an increase in workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to improved gas and NGL prices, partially offset by the loss of net natural gas plant income associated with the Company's Martin County Gas Processing Divestiture in February 2022.
Production and ad valorem taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Production and ad valorem taxes	$260	$179	$81	$755	$445	$310
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Production taxes per BOE	$3.33	$2.53	32%	$3.44	$2.25	53%
Ad valorem taxes per BOE	0.98	0.38	158%	0.84	0.50	68%
	$4.31	$2.91	48%	$4.28	$2.75	56%
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is due to the aforementioned increase in oil, NGL and gas commodity prices. The change in ad valorem taxes per BOE for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in prior year commodity prices that are used to determine current year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Depletion, depreciation and amortization	$641	$704	$(63)	$1,874	$1,825	$49

PIONEER NATURAL RESOURCES COMPANY
Total DD&A expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
DD&A per BOE	$10.61	$11.32	(6%)	$10.63	$11.26	(6%)
Depletion expense per BOE	$10.43	$11.13	(6%)	$10.44	$10.95	(5%)
The change in depletion expense per BOE for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to additions of proved reserves attributable to the aforementioned successful Spraberry/Wolfcamp drilling program and improved commodity prices (which has the effect of extending the economic life of producing wells).
Exploration and abandonments expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Geological and geophysical	$8	$10	$(2)	$26	$36	$(10)
Leasehold abandonments and other	—	—	—	6	4	2
	$8	$10	$(2)	$32	$40	$(8)
The change in geological and geophysical costs for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to the relicensing of certain Parsley seismic data in connection with the Parsley Acquisition during 2021.
The change in leasehold abandonments costs for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to the abandonment of certain unproved properties during 2022 that the Company no longer planned to drill before the leases expired.
During the nine months ended September 30, 2022 and 2021, the Company drilled and evaluated 378 exploratory/extension wells with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
General and administrative expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Cash general and administrative expense	$80	$59	$21	$225	$179	$46
Noncash general and administrative expense	10	13	(3)	27	37	(10)
	$90	$72	$18	$252	$216	$36
Total general and administrative expense per BOE is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Cash general and administrative expense	$1.32	$0.95	39%	$1.28	$1.10	16%
Noncash general and administrative expense	0.17	0.21	(19%)	0.15	0.23	(35%)
	$1.49	$1.16	28%	$1.43	$1.33	8%

PIONEER NATURAL RESOURCES COMPANY
The change in cash general and administrative expense per BOE for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to (i) $10 million and $20 million, respectively, of charitable contributions to various Ukraine humanitarian aid organizations in response to the Russia/Ukraine conflict and (ii) incremental general and administrative costs associated with an increase in headcount due to the Parsley Acquisition and DoublePoint Acquisition. The change in noncash general and administrative expense per BOE for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to changes in the Company's deferred compensation obligation as a result of mark-to-market valuation changes attributable to the Company's deferred compensation plan assets.
Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Cash interest expense	$28	$38	$(10)	$93	$116	$(23)
Noncash interest expense	2	3	(1)	7	6	1
	$30	$41	$(11)	$100	$122	$(22)
The change in cash interest expense for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to (i) the early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026 during February 2022, having aggregate principal amounts of $750 million and $500 million, respectively, and (ii) the repayment of its 3.950% Senior Notes due 2022 that matured in July 2022, partially offset by the issuance in May 2021 of $750 million of 0.550% Senior Notes due 2023.
The weighted average cash interest rate on the Company's indebtedness for the nine months ended September 30, 2022 decreased to 1.7 percent, as compared to 1.9 percent for the same period in 2021.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Other expense	$36	$34	$2	$118	$384	$(266)
The change in other expense for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to $241 million of transaction costs related to the Parsley Acquisition and DoublePoint Acquisition and $80 million of costs related to covering firm gas commitments due to Winter Storm Uri during 2021, partially offset by $47 million in losses attributable to the early extinguishment of the Company's 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026 during February 2022.
See Note 14 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in millions)
Income tax provision	$(510)	$(291)	$(219)	$(1,719)	$(400)	$(1,319)
Effective tax rate	20%	22%	(2%)	21%	23%	(2%)
The change in income tax provision for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to an increase of $1.2 billion and $6.3 billion, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim

PIONEER NATURAL RESOURCES COMPANY
effective tax rate fluctuations. The Company's interim effective tax rate could differ from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes. The Company settled its state unrecognized tax benefits during the three and nine months ended September 30, 2022 resulting in lower forecasted 2022 state income taxes.
Based on the Company's forecasted earnings, the Company currently expects that its available tax attributes will not be sufficient to offset taxable U.S. federal income in 2022. As a result, the Company has made $425 million of quarterly estimated U.S. federal cash payments in 2022. Forecasted cash taxes are expected to be paid from operating cash flows and cash on hand.
On August 16, 2022, President Biden signed into law the IRA. The IRA, among other tax provisions, imposes a 15 percent corporate alternative minimum tax based on financial statement income, effective for tax years beginning after December 31, 2022. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA did not impact the Company's current year tax provision or the Company's consolidated financial statements but the new provisions could impact future periods.
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
2022 revised capital budget. The Company's capital budget for 2022 was revised during the second quarter from an expected range of $3.3 billion to $3.6 billion to an expected range of $3.6 billion to $3.8 billion due to inflationary impacts related to steel, diesel and chemical prices. The Company's capital budget for 2022 consists of drilling and completion related activities, including additional tank batteries and saltwater disposal facilities, and $85 million for water infrastructure and vehicles. The 2022 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, information technology and corporate facilities.
The 2022 capital budget is expected to be funded from operating cash flow, and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of September 30, 2022, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of September 30, 2022. The Company also had unrestricted cash on hand of $1.3 billion as of September 30, 2022.
Sources and uses of cash during the nine months ended September 30, 2022, as compared to the same period in 2021, are as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(in millions)
Net cash provided by operating activities	$8,750	$3,825	$4,925
Net cash used in investing activities	$(2,911)	$(3,025)	$(114)
Net cash used in financing activities	$(8,401)	$(1,674)	$6,727
Operating activities. The change in net cash flow provided by operating activities for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to (i) an increase in oil and gas revenues as a result of higher commodity prices and sales volumes attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and incremental sales volumes from the DoublePoint Acquisition and (ii) a decrease in cash used in derivative

PIONEER NATURAL RESOURCES COMPANY
activities, partially offset by (i) an increase in income taxes, (ii) an increase in production costs, including production and ad valorem taxes and (iii) a reduction in cash flow associated with the assets divested as part of the Delaware Divestiture.
Investing activities. The decrease in net cash flow used in investing activities for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to (i) $943 million of net cash used in the DoublePoint Acquisition in 2021, (ii) an increase in proceeds from the disposition of assets of $234 million and (iii) proceeds from the maturity of commercial paper investments of $652 million and proceeds from the sale of the Company's short-term investment in Laredo common stock of $75 million, partially offset by (i) the Company's purchase of commercial paper for $1.0 billion, net of $5 million of discounts, (ii) an increase in additions to oil and gas properties of $625 million and (iii) $117 million of cash acquired in the Parsley Acquisition in 2021.
Financing activities. The Company's significant financing activities for the nine months ended September 30, 2022 and 2021 are as follows:
•2022: The Company (i) paid dividends of $4.9 billion, (ii) redeemed $1.3 billion of its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (iii) repurchased $1.3 billion of its common stock, (iv) paid $561 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $244 million associated with the maturity of its 3.950% senior notes due in July 2022, (vi) paid $183 million of other liabilities and (vii) received $71 million in Capped Call proceeds related to the aforementioned exercised conversion options.
•2021: The Company (i) received proceeds from the May 2021 issuance of 0.550% senior notes due May 2023 ("May 2021 Senior Notes Offering"), net of $4 million of issuance costs and discounts, of $746 million, (ii) received proceeds from the January 2021 issuance of 0.750% senior callable notes due January 2024, 1.125% senior notes due January 2026 and 2.150% senior notes due January 2031 ("January 2021 Senior Notes Offering"), net of $24 million of issuance costs and discounts, of $2.5 billion, (iii) borrowed and repaid $650 million on the Company's Credit Facility, (iv) repaid the Parsley and DoublePoint credit facilities, which had outstanding balances of $397 million and $240 million, respectively, (v) repaid $140 million associated with the maturity of its 3.450% senior notes due in January 2021, (vi) used proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.750% senior notes due 2025, (vii) used proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026, (viii) paid $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer, (ix) paid $153 million of other liabilities and (x) paid dividends of $720 million.
Dividends/distributions. During the the nine months ended September 30, 2022, the Company paid base dividends of $794 million, or $3.28 per common share, compared to $350 million, or $1.67 per common share, during the nine months ended September 30, 2021.
In addition to its base dividend program, the Company has a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments and additions to corporate facilities. During the nine months ended September 30, 2022, the Company paid variable dividends of $4.1 billion, or $17.07 per common share, compared to $370 million, or $1.51 per common share, during the nine months ended September 30, 2021.
On October 27, 2022, the board of directors of the Company declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $4.61 per share for shareholders of record on November 30, 2022, with a payment date of December 15, 2022. Future base and variable dividends are at the discretion of the Company's board of directors, and, if declared, the board of directors may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.

PIONEER NATURAL RESOURCES COMPANY
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2022, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices, or the Company's share price or interest rates, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.0654 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture), which represents an adjusted conversion price of $99.35 per share (subject to further adjustment pursuant to the terms of the notes indenture) as of September 30, 2022. As a result of the quarterly base and variable dividends declared through September 30, 2022, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base and variable dividends in excess of $0.55 per common share will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
During the last 30 consecutive trading days of the third quarter of 2022, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending December 31, 2022. During the nine months ended September 30, 2022, certain holders of the Convertible Notes exercised their conversion option resulting in the Company redeeming $240 million of the outstanding principal amount of the Convertible Notes for total cash payments of $544 million. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock. See Note 7 and Note 17 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include long-term debt, leases (primarily related to contracted drilling rigs, office facilities and other equipment), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including retained obligations associated with divestitures and postretirement benefit obligations). Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of September 30, 2022. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative obligations. The Company's commodity, marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of September 30, 2022, these contracts represented net liabilities of $224 million, which includes $84 million of obligations related to entering into equal and offsetting oil and gas commodity derivative trades during the fourth quarter of 2021 that had the net effect of eliminating future market risk related to certain of its 2022 derivatives. The ultimate liquidation value of the Company's commodity price derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of September 30, 2022, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Interest rate risk. As of September 30, 2022, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of September 30, 2022, the Company had $5.2 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.7 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells or consumes. The Company's decision on the quantity and price at which it executes commodity derivative contracts, if it so chooses, is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements.
The fair value of the Company's open commodity derivative instruments is a liability of $223 million as of September 30, 2022. Utilizing actual commodity derivative contractual volumes as of September 30, 2022, a hypothetical 10 percent increase or decrease in the underlying forward prices used to calculate the fair value of the commodity derivative instruments would impact the Company's commodity derivatives recorded by approximately $17 million as of September 30, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of September 30, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $28 million as of September 30, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Periods related to conversion options exercised by certain holders of the Company's Convertible Notes. The conversion option derivatives are subject to market risks related to the change in the Company's share price that occurs during the 25 trading day Settlement Period. See Note 4, Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	Three Months Ended September 30, 2022
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 1-31, 2022	1,174,893	$213.03	1,173,579	$3,000,393,311
August 1-31, 2022	46,404	$242.00	—	$3,000,393,311
September 1-30, 2022	1,116,243	$223.85	1,115,935	$2,750,602,745
	2,337,540		2,289,514
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

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1 (a)	Ninth Amendment to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 10, 2022.

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PIONEER NATURAL RESOURCES COMPANY

October 28, 2022	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

October 28, 2022	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Vice President and Chief Accounting Officer