Form 10-K
period 2022-12-31
PIONEER NATURAL RESOURCES CO
filed 2023-02-23
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-1(b)     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$53,223,207,626
Number of shares of Common Stock outstanding as of February 21, 2023	235,004,153
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May 2023 are incorporated into Part III of this Report.

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
•"LNG" means liquefied natural gas.
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
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty.
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
•"SEC" means the United States Securities and Exchange Commission.
•"Standardized Measure" means the after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs employed in the determination of proved reserves and a 10 percent discount rate.
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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the war in Ukraine) and political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility and derivative contracts, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Item 1. Business — Competition, Oil and Gas Industry Considerations, Marketing of Production, Sustainability and Environmental Compliance Costs and Regulation," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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
The Company makes available, free of charge, through its website (www.pxd.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, Pioneer publicly discloses information from time to time in its press releases and investor presentations that are posted on its website or during publicly accessible investor conferences. Such information, including information posted on or connected to the Company's website, is not a part of, or incorporated by reference in, this Report or any other document the Company files with or furnishes to the SEC.
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
The Company's long-term strategy is anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field located in the Midland Basin in West Texas, which has an estimated remaining productive life in excess of 55 years.
Competition
The oil and gas industry is highly competitive in the exploration for and acquisition of reserves, the acquisition of oil and gas leases, marketing of oil, NGL and gas production, the obtaining of equipment and services and the hiring and retention of staff necessary for the identification, evaluation, operation and acquisition and development of oil and gas properties. The Company's competitors include major integrated oil and gas companies, other independent oil and gas companies and individuals engaged in the exploration for and development of oil and gas properties. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar and other renewables. Competition will increase as alternative energy technology becomes more reliable and governments throughout the world support or mandate the use of such alternative energy.
Competitive advantage is gained in the oil and gas exploration and development industry by employing well-trained and experienced personnel who make prudent capital investment decisions based on management direction, embrace technological innovation and are focused on price and cost management. The Company has a team of dedicated employees who represent the

PIONEER NATURAL RESOURCES COMPANY
professional disciplines and sciences that the Company believes are necessary to allow Pioneer to maximize the long-term profitability inherent in its physical assets.
See "Item 1A. Risk Factors - The Company faces significant competition and some of its competitors have resources in excess of the Company's available resources." for additional information.
Oil and Gas Industry Considerations
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, and related responses by governments worldwide with regards to travel restrictions, business closures and other restrictions, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the current global supply and demand imbalances, oil and gas prices have remained strong with average NYMEX oil and NYMEX gas prices for the three months ended December 31, 2022 being $82.64 per Bbl and $6.26 per Mcf, respectively, as compared to $77.19 per Bbl and $5.84 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company's 2022 capital program was impacted by higher than expected inflation in steel, diesel and chemical prices, among other items.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
Divestiture Activities
The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
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
Delivery commitments. The Company has committed certain volumes of oil, NGLs and gas to customers under a variety of contracts, some of which have volumetric firm transportation or fractionation requirements that could require monetary shortfall penalties if the Company's transported or fractionation volumes are insufficient to satisfy associated commitments. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Significant purchasers. During 2022, the Company's oil, NGL and gas sales to Energy Transfer Crude Marketing LLC, Shell Trading US Company, Occidental Energy Marketing Inc. and Plains Marketing Inc. accounted for 23 percent, 14 percent, 12 percent and 10 percent of the Company's oil, NGL and gas revenues, respectively. The loss of one of these significant purchasers or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure for production could have a material adverse effect on the Company's ability to produce and sell its oil, NGL and gas production.
Revenues from sales of purchased oil to Occidental Energy Marketing Inc. accounted for 14 percent of the Company's sales of purchased commodities. No other sales customer exceeded 10 percent of the Company's sales of purchased commodities during 2022. The loss of the Company's significant purchaser of purchased commodities would not be expected to have a material adverse effect on the Company's ability to sell commodities it purchases from third parties.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Sustainability and Environmental Compliance Costs
Since 2019, the Company has annually published a Sustainability Report that follows the guidance provided by the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address its ESG performance. Since 2021, the Company has annually published a Climate Risk Report that is structured in accordance with the Task Force on Climate-related Financial Disclosures framework. The Climate Risk Report is used to increase the transparency of Pioneer's progress toward integrating climate-related risks and opportunities into the Company's governance structure, business strategy and planning processes, and its risk management practice. For more information on the Company's approach to sustainability management, refer to its Sustainability Report and Climate Risk Report, which are available on Pioneer's website (www.pxd.com). Information contained in the Company's Sustainability Reports and Climate Risk Reports is not incorporated by reference into, and does not constitute a part of, this Report. While the Company believes that the disclosures contained in the Company's Sustainability Reports, Climate Risk Reports, and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material to the Company's operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Company's Sustainability Reports, Climate Risk Reports, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts the Company currently anticipates. As with the upstream industry in general, complying with current and anticipated environmental laws and regulations can increase the Company's capital costs to drill, complete and construct and operate facilities. While these laws and regulations may affect the Company's capital expenditures and net income, the Company does not believe they will have a material adverse effect on its business, financial position, results of operations or cash flows, nor does the Company believe that they will affect its competitive position since the operations of its competitors are generally similarly affected. Future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions may cause the Company to incur significant costs. See "Health, Safety and Environmental Risks" in "Item 1A. Risk Factors" for additional information.
Environmental, social, and governance leadership. The Company's ESG Task Force comprises a subset of the Company's executive committee (which is comprised of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other executive officers ("Executive Committee") and other key officers, leaders and subject matter experts from various disciplines across the Company. The ESG Task Force shapes the Company's long-term ESG strategy and oversees the implementation of corporate ESG goals and related reporting. The ESG Task Force works to provide strategic direction and expert advice to the broader organization and through its leadership, the Company has improved its ESG governance processes, including: (i) aiding the Company's Board of Directors (the "Board") in formalizing its oversight of ESG goals and the

PIONEER NATURAL RESOURCES COMPANY
formation of the Sustainability and Climate Oversight Committee; (ii) establishing and progressing the Company's long-term net zero (Scope 1 and Scope 2) emissions ambition; (iii) aligning risk management and decision-making processes with voluntary frameworks, including the Task Force on Climate-related Financial Disclosure and the Sustainability Accounting Standards Board; (iv) driving strategic and operational activities to implement ESG goals; (v) sanctioning a third-party audit to provide limited data assurance; and (vi) progressing the Company's supply chain performance. The priority of the ESG Task Force is to continue to assess, develop and progress ESG activities at the Company.
Human Capital
As of December 31, 2022, the Company had 2,076 employees, 900 of whom were employed in field operations.
Values and governance. Pioneer's approach to human capital management is guided by its core RESPECT values. These values - Respect and inclusion, Ethics and honesty, Safety and stewardship, Personal accountability, Entrepreneurship and innovation, Communication and transparency and Teamwork - apply to all employees, suppliers and contractors and guide how Pioneer interacts with partner companies, communities, the environment and all other stakeholders. Pioneer aims to conduct all aspects of its business in accordance with these core values, which serve as the cultural foundation of the Company.
The Company's Executive Committee and its Board set the Company's human capital management philosophies and goals. They routinely engage on workforce-related topics with the support of the human resources function, which oversees and administers the Company's human capital management programs.
The Company understands that employee recruiting, retention and development play a critical role in the Company's ability to conduct its business activities and achieve its long-term strategy. As a result, the Company's Executive Committee and Board take a holistic view of human capital management and have established policies and development programs with the goal of creating an equitable and inclusive environment to allow all employees to feel respected, valued and connected to the business. The key aspects of the Company's human capital management include the Company's compensation and benefits program, diversity and inclusion initiatives, recruitment, talent management and development, community involvement and Health, Safety and Environment ("HSE") programs.
Compensation and benefits program. The Company annually reviews its compensation levels for all employees in an effort to adjust compensation levels for changing market conditions, allowing the Company to attract and retain a highly skilled workforce. The Company considers its employees to be its greatest asset and encourages them to take full advantage of the benefits and programs the Company offers. To ensure Pioneer attracts and retains top talent, the Company maintains an above-average benefits package. Pioneer's employees participate in incentive plans that take into consideration individual and Company performance through a traditional cash bonus plan and a variable compensation plan denominated in Company stock. These plans align employee compensation with the Company's success on critical performance metrics and goals, while also recognizing individual performance. The variable compensation plan denominated in Company stock is designed to attract and retain employees, reward performance and align the interest of employees with stockholders through the encouragement of stock ownership. In addition to cash and equity compensation, the Company also offers other employee benefits such as Company paid premiums for life and health (medical, dental and vision) insurance, paid time off, paid parental leave, flexible work schedules and a 401(k) plan that includes employer matching contributions.
The Company routinely benchmarks its compensation and benefits program to ensure that the programs remain competitive, continue to align with the Company's RESPECT values and meet the needs of employees and their families. As part of the Company's benefits program, it offers flexible work schedules, including a hybrid remote work program, compressed workweeks and allowances for time off, including a parental leave policy that includes up to twelve weeks of paid leave for the primary caregiver and two weeks of paid leave for the secondary caregiver. The Company's wellness programs include on-site health centers, daycare centers, fitness centers, a range of healthy eating options at employee cafeterias and an employee assistance program to support the mental well-being of employees.
Diversity, equity and inclusion. The Company is committed to creating an inclusive environment where all employees feel respected, valued and connected to the business — a workplace to which individuals bring their authentic selves and can be successful in achieving their goals. The Company's dedicated Diversity, Equity and Inclusion ("DEI") program is focused on every aspect of the Company's business. The Company's Executive Committee is accountable for having long-term DEI goals for their respective departments as the Company believes that senior leadership involvement is crucial for progress on these goals. In addition, DEI plans and progress are reviewed regularly with the Board. The Company has established a variety of DEI initiatives, such as OnePioneer, an employee-led Company organization whose goal is to advance DEI across the entire Company.
The Company actively monitors diversity metrics across its entire workforce. Currently, 31 percent of the Board and 33 percent of the Executive Committee are women and 23 percent of the Board and 11 percent of the Executive Committee

PIONEER NATURAL RESOURCES COMPANY
identify as ethnic minorities. The Company intends to disclose its 2022 Consolidated EEO-1 Report on its website (www.pxd.com) after submission of the report to the U.S. Equal Employment Opportunity Commission in an effort to provide additional transparency into the Company's efforts to increase under-represented populations in its workforce.
Talent management and development. The Company's talent planning involves a comprehensive approach to adequately prepare employees for their responsibilities and for future advancement. The Company's performance management process occurs annually and, in accordance with the Company's RESPECT values, encourages and reinforces ongoing feedback and coaching between employees and managers, employee growth and development for their current role and future success and alignment of individual goals with company-wide goals and team objectives. Pioneer strives to build a more skilled and engaged workforce with skill-building and competency-based training and development opportunities. The Company's competency model comprises professional, leadership and technical competencies and complements each employee's individual development planning process. In furtherance of each employee's individual development plan, the Company's workforce is trained in accordance with Pioneer's 70/20/10 learning model (70 percent on-the-job and experience-based, 20 percent collaboration and coaching, 10 percent formal training). Employees are offered a variety of development options including in-person professional trainings, technical trainings, consultation services, vendor partnerships and more.
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
Community involvement. Pioneer's dedication to community well-being and success shows in the many ways the Company seeks to be a good neighbor in its operating areas. The Company's employees continually seek out events, organizations, initiatives and partnerships to support the communities where they work and live, and the Company is honored to support their ongoing efforts to enrich the communities where they live and work, including through a charitable matching program.
Health, safety and environment. The Company's HSE organization, with oversight from the Health, Safety and Environment Committee (the "HSE Committee") of the Board, supports the Company's business teams to provide an organized approach for HSE activities and maintain a culture of improvement in HSE practices. The Company's HSE policy identifies and manages health, safety and environmental risks and impacts through business decisions, plans and operations by fostering a culture of safety and environmental stewardship, as well as a proactive network of systems to monitor compliance with regulatory requirements. This policy applies to all employees. The Company expects contractors, vendors and suppliers on Pioneer property for business-related purposes to identify and manage their own HSE risks and impacts in collaboration with the Company, and to maintain an HSE policy that meets or exceeds the Company's HSE policy. This expectation was further strengthened in 2022 with the Company's implementation of a new Supplier Code of Conduct that aligns with and compliments the Company's Code of Conduct and provides additional clarity to suppliers regarding the Company's expectations in connection with HSE risks and other areas including values, human rights, sustainability, compliance and anti-bribery, among others.
The Company's HSE policy covers all Pioneer operations and aligns with the Company's HSE Management System ("HSEMS"). As outlined in the HSE policy, the Company is dedicated to protecting the health and safety of everyone who works at Pioneer facilities by encouraging high standards. All HSE incidents are required to be reported, no matter how small, and are investigated to develop corrective actions to reduce the likelihood of recurrence. The HSEMS consists of 13 elements that set HSE expectations, provide an avenue for employee engagement and drive HSE performance improvement. Pioneer has an HSE risk management program to identify and manage risk across business teams. In support of driving continuous improvement, HSE strategic objectives, focus areas and tactical deliverables are established annually to drive HSE performance. Throughout the year, progress toward these objectives are measured and reported to the Executive Committee and the HSE Committee.
Feedback and engagement. The Company's human capital management approach is augmented by a robust employee feedback program. The Company believes that giving employees a voice is paramount to creating a thriving and resilient culture and undertakes an annual engagement survey to provide a view into overall organizational health. The results are used to identify issues that are important to employees and to implement improvement opportunities. In 2022, the Company received a 76 percent participation rate in the survey and its engagement score ranked in the top 10 percent of companies who used the same platform. Most importantly, the quantitative and qualitative survey data was utilized by leaders across the organization to identify strengths and opportunities for improvement and to inform action plans to address issues.

PIONEER NATURAL RESOURCES COMPANY
Regulation
The oil and gas industry is extensively regulated at the federal, state and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the "BLM"), an agency of the U.S Department of the Interior ("DOI"), the U.S. Environmental Protection Agency (the "EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), have legal and regulatory authority and oversight over the Company's exploration and development activities and operations. Other agencies with certain authority over the Company's business include the Internal Revenue Service, the SEC and NYSE. Ensuring compliance with the rules, regulations and orders promulgated by such entities requires extensive effort and incremental costs to comply, which affects the Company's profitability. Because public policy changes are commonplace, and existing laws and regulations are frequently amended, the Company is unable to predict the future cost or impact of compliance. However, the Company does not expect that any of these laws and regulations will affect its operations materially differently than they would affect other companies with similar operations, size and financial strength.
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

PIONEER NATURAL RESOURCES COMPANY
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
Additionally, there are existing tribal, state and local jurisdictions where the Company operates that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Failure by the Company to comply with these laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial and corrective action obligations or the obligation to incur capital or operating expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and issuance of injunctions restricting or prohibiting some or all of the Company's activities in a particular area. Historically, the Company's environmental and worker safety compliance costs have not had a material adverse effect on its results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company's business and operational results.
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
•surface usage;
•calculation and disbursement of royalty payments and production taxes; and
•restoration of properties used for oil and gas operations.
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
•the disposal of produced water;

PIONEER NATURAL RESOURCES COMPANY
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
Approximately one percent of the Company's U.S. oil and gas leases are granted or approved by the federal government and administered by the BLM. All of the Company's federal leases are outside of Texas and the Company has no current operations or plans to further develop the leases at this time. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and the calculation and disbursement of royalty payments to the federal government.
See "Regulatory Risks" and "Health, Safety and Environmental Risks" included in "Item 1A. Risk Factors" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 1A.    RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in "Item 1. Business — Competition, Markets and Regulations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occur, it could materially harm the Company's business, financial condition or results of operations or impair the Company's ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company's common stock could decline. The following risk factors are summarized as general business and industry; operational; financial; health, safety and environmental; and regulatory.

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
•The Company's ability to complete dispositions of assets or sell partial interests in assets may be subject to factors beyond its control, and in certain cases, the Company may be required to retain liabilities for certain matters.

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
•A portion of the Company's total estimated proved reserves as of December 31, 2022 were undeveloped, and those proved reserves may not ultimately be developed.
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

PIONEER NATURAL RESOURCES COMPANY

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
• The Company's return of capital strategies, including its base and variable dividend policy and share repurchase program, may be changed at the discretion of the Board, and the Company's ability to declare and pay base and variable dividends and repurchase shares are subject to certain considerations.

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
•The Company periodically evaluates its unproved oil and gas properties for impairment and could be required to recognize noncash charges in the earnings of future periods.
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

•Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect the Company's operations and cash flows.

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
The onset of the COVID-19 pandemic significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the onset of the pandemic resulted in widespread travel restrictions, business closures and other restrictions that led to a significant reduction in demand for oil, NGLs and gas, resulting in oil prices declining significantly in the first quarter of 2020. While demand for and prices for oil, NGLs and gas have improved throughout 2021 and 2022 as travel restrictions, business closures and other restrictions were lifted, an increase in infections or the onset of a new variant of the virus could again reduce demand for and prices of oil, NGLs and gas. If this were to continue for a prolonged period, the Company, similar to the steps it took at the onset of the pandemic in 2020, may have to make changes to its operations and capital budgets, and the Company's operations, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected. Risks include, but are not limited to, the following:
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
•Market conditions resulting from the effects of the COVID-19 pandemic, low oil prices or a negative or recessionary economy could also increase the risk that the purchasers of the Company's production, lenders under its credit agreement, counterparties to its derivative instruments and service providers may be unable to fulfill their obligations in a timely manner, or at all. If any such counterparty were to default on its obligations, such a default could have a material adverse effect on the Company's results of operations.
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
•The Company's operations may be adversely affected if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, social distancing, government actions, or other restrictions in

PIONEER NATURAL RESOURCES COMPANY
connection with the COVID-19 pandemic. The Company, as recommended by the Centers for Disease Control and Prevention, has implemented workplace restrictions, including guidance for employees to work remotely for health and safety reasons, where possible. As some employees may have been or may in the future be placed in workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege that the Company failed to adequately mitigate the risk of exposure to COVID-19, to the extent obligated to do so. In addition, in order to facilitate remote working arrangements, some employees are accessing workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company and to its employees. There can be no assurance that the Company's operations will not be curtailed or suspended or otherwise adversely affected due to such workforce issues.
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
The economies in the United States and certain countries in Europe and Asia have been growing, with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain South American nations, continue to face economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, may adversely affect the Company by (i) reducing demand for its oil, NGLs and gas because of reduced global or national economic activity, (ii) impairing its supply chain (for example, by limiting manufacturing of materials used in operations) and (iii) affecting the health of its workforce, rendering employees unable to work or travel. If the economic climate in the United States or abroad were to deteriorate, due to inflation, rising interest rates or otherwise, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company's vendors, suppliers and customers to continue operations and ultimately decrease the Company's cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for the Company to raise capital to fund its operations or refinance its debt obligations.
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
The Company's ability to complete dispositions of assets or sell partial interests in assets may be subject to factors beyond its control, and in certain cases, the Company may be required to retain liabilities for certain matters.
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
For example, following Hurricane Harvey in 2017 and Hurricanes Gustav and Ike in 2008, certain Permian Basin gas processors were forced to shut down their plants due to the inability of certain Texas Gulf Coast NGL fractionators to operate. The Company was able to produce its oil wells and vent or flare the associated gas; however, there is no certainty the Company will vent or flare gas in the future as a result of its emissions reduction efforts and potential changes in regulations. The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to gathering, transportation, storage, processing,

PIONEER NATURAL RESOURCES COMPANY
fractionation, refining or export facilities, or lack of capacity at such facilities. The Company has periodically experienced high line pressure at its tank batteries, which has occasionally led to the flaring of gas due to the inability of the gas gathering systems in the areas to support the increased gas production. The curtailments arising from these and similar circumstances may last for a few days, and in many cases, the Company may be provided only limited, if any, notice as to when these circumstances will arise and their duration.
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

PIONEER NATURAL RESOURCES COMPANY
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
•the level of future capital spending;
•increases or decreases in the supply of or demand for oil, NGLs and gas; and
•changes in governmental regulations or taxation.
Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. In general, it requires the use of commodity prices that are based upon a historical 12-month unweighted average, as well as operating and development costs being incurred at the end of the reporting period. Consequently, it may not reflect the prices ordinarily received or that will be received for future oil and gas production because of seasonal price fluctuations or other varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general. Therefore, the estimates of discounted future net cash flows or Standardized Measure in this Report should not be construed as accurate estimates of the current market value of the Company's proved reserves.
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
A portion of the Company's total estimated proved reserves as of December 31, 2022 were undeveloped, and those proved reserves may not ultimately be developed.
As of December 31, 2022, 11 percent of the Company's total estimated proved reserves were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove to be correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. The Company's future production levels and, therefore, its future cash flow and profitability will be impacted if it is not able to successfully develop its undeveloped leasehold acreage.
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

PIONEER NATURAL RESOURCES COMPANY
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
While the Company has experienced cybersecurity incidents in the past, including attempts to gain unauthorized access to data and systems, inadvertent data exposures, distributed denial-of-service attacks and phishing-attacks, the Company has not suffered any material losses as a result of such events. However, there is no assurance that the Company will not suffer such losses in the future. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require the Company to expend significant additional resources to meet such requirements.
Provisions of the Company's charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for the Company's common stock.
Provisions in the Company's certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Board and management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of the Company or other change in control transactions and thereby negatively affect the price that investors might be willing to pay in the future for the Company's common stock.
Operational Risks
The Company's operations involve many operational risks, some of which could result in unforeseen interruptions to the Company's operations and substantial losses to the Company for which the Company may not be adequately insured.
The Company's operations, including (i) drilling and completion activities and (ii) water distribution, collection and disposal activities, are subject to all the risks incident to the oil and gas development and production business, including:
•blowouts, cratering, explosions and fires;
•adverse weather effects;
•environmental hazards, such as NGL and gas leaks, oil and produced water spills, pipeline and vessel ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic chemicals, gases, brine, well stimulation and completion fluids or other pollutants onto the surface or into the subsurface environment;
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

PIONEER NATURAL RESOURCES COMPANY
The Company's overall exposure to operational risks may increase as its drilling activity expands, along with any associated increases in internally-provided water distribution, water collection, disposal or other services. In addition, any of these risks could adversely impact the Company's service providers and suppliers, causing its supply chain to be interrupted, slowed or rendered inoperable. Any of these risks could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property and natural resources, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.
The Company may not be insured or is not fully insured against certain of the risks described above, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance. Additionally, the Company relies, to a large extent, on facilities owned and operated by third parties, and damage to or destruction of those third-party facilities could adversely affect the ability of the Company to produce, gather, process, fractionate, refine, store, transport, export and sell its hydrocarbons.
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
The Company's future drilling activities may not be successful and, if unsuccessful, the Company's proved reserves and production would decline, which could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to recognize exploration and abandonments expense in 2023.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory, extension and infill drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2022 include proved undeveloped reserves and proved developed non-producing reserves of 120 MMBbls of oil, 86 MMBbls of NGLs and 463 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability and cost of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Well results vary by formation and geographic area, and the Company generally prioritizes its drilling activities to focus on remaining locations that are believed to offer the highest return. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could materially and adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations, the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could materially and adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a material adverse effect on the Company's proved reserves, financial condition and results of operations.
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
In addition, the Company must dispose of the fluids produced from oil and gas production operations, including produced water, which it does directly or through the use of third party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from seismic events near underground disposal wells that are used for the disposal of produced water resulting from oil and gas activities. In 2016, the United States Geological Survey identified Texas as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In addition, a number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission has adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more

PIONEER NATURAL RESOURCES COMPANY
frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.
In response to recent seismic activity in the Midland Basin, the Texas Railroad Commission has pursued a series of actions commencing in the latter half of 2021, including suspending deep disposal activity and curtailing certain shallow disposal activities in the areas of heightened seismic activity. Such restrictions have not had a material impact on the Company's operations to date, but further restrictions across the basin as a result of more stringent regulations or legal directives, potential litigation or other developments could materially impact its ability to dispose of produced water, which could have a material adverse effect on the Company's business, financial condition and results of operations.
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
As of December 31, 2022, the Company owns interests in 10 gas processing plants, including the related gathering systems. There are significant risks associated with the operation of gas processing plants and the associated gathering systems. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of gas processing plants or gathering systems could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
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
•domestic and worldwide supply of and demand for oil, NGLs and gas;
•worldwide oil, NGL and gas inventory levels, including at Cushing, Oklahoma, the benchmark location for WTI oil prices, and the U.S. Gulf Coast, where the majority of the U.S. refinery capacity exists;
•volatility and trading patterns in the commodity-futures markets;
•the capacity of U.S. and international refiners to utilize U.S. supplies of oil and condensate;
•weather conditions;
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in Ukraine, Russia and other oil and gas producing regions, and the effect on global markets of the price cap on Russian oil;
•global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent COVID-19 virus, which may reduce the demand for oil, NGLs and gas because of reduced global or national economic activity;
•actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•the price and quantity of oil, NGLs and LNG imports to and exports from the U.S.;
•technological advances or social attitudes or policies affecting energy consumption and energy supply;
•domestic and foreign governmental legislative efforts, executive actions and regulations, including environmental regulations, climate change regulations and taxation;

PIONEER NATURAL RESOURCES COMPANY
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
Commodity prices have historically been, and continue to be, extremely volatile. For example, the Brent oil prices in 2022 ranged from a high of $127.98 to a low of $76.10 per Bbl and NYMEX gas prices in 2022 ranged from a high of $9.68 to a low of $3.72 per MMBtu. The Company expects this volatility to continue. A further or extended decline in commodity prices could materially and adversely affect the Company's future business, financial condition, results of operations, liquidity or its ability to fund planned capital expenditures, pay dividends or repurchase shares of common stock. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancellable capital and transportation commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short-term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
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
Historically, the Company's capital and operating costs have risen during periods of increasing oil, NGL and gas prices. These cost increases result from a variety of factors beyond the Company's control, such as increases in the cost of electricity, steel and other raw materials that the Company and its vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased production and ad valorem taxes. Costs may rise faster than increases in the Company's revenue if commodity prices rise, thereby negatively impacting the Company's profitability, cash flow and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that the Company's ability to participate in the commodity price increases is limited by its derivative risk management activities. Moreover, inflation is an area of increasing economic concern with price increases in equipment, materials, labor and distribution costs leading to possible negative impacts on the Company's financial condition and results of operations.
The Company is a party to debt instruments, a Credit Facility and other financial commitments that may limit the Company's ability to fund future business and financing activities.
The Company is a borrower under fixed rate senior and convertible notes and maintains a revolving corporate credit facility (the "Credit Facility") that was undrawn as of December 31, 2022. The terms of the Company's borrowings specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. In addition, from time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations, including firm purchase, transportation and fractionation commitments, gathering, processing, transportation and storage commitments on uncertain volumes of future throughput, commitments to purchase minimum volumes of goods and services, operating lease agreements and drilling commitments. The Company's financial commitments could have important consequences to its business including, but not limited to, the following:
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
The Company's return of capital strategies, including its base and variable dividend policy and share repurchase program, may be changed at the discretion of the Board, and the Company's ability to declare and pay base and variable dividends and repurchase shares are subject to certain considerations.
Dividends, whether base or variable, are authorized and determined by the Board at its sole discretion. The Company's stock repurchase program has no time limit, may be modified, suspended or terminated at any time by the Board, and the repurchase of shares pursuant to the stock repurchase program approved by the Board are made from time to time based on management's discretion. Decisions regarding the payment of dividends and the repurchase of shares are subject to a number of considerations, including:
•cash available for distribution or repurchases;
•the Company's results of operations and anticipated future results of operations;
•the Company's financial condition, especially in relation to its anticipated future capital needs;
•the level of cash reserves the Company maintains to fund future capital expenditures;
•the Company's share price; and
•other factors the Board deems relevant.
The frequency and amount of dividends, if any, may vary significantly from amounts paid in previous periods. The Company can provide no assurance that it will continue to pay base or variable dividends or authorize share repurchases at the current rate or at all. Any elimination of or downward revision in the Company's base or variable dividend payout or stock

PIONEER NATURAL RESOURCES COMPANY
repurchase program could adversely affect the total return of an investment in and have a material adverse effect on the market price of the Company's common stock.
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
While intended to reduce the effects of oil, NGL and gas price volatility, the Company's derivative arrangements may limit the Company's potential gains if prices rise over the price established by such arrangements. Conversely, the Company's derivative arrangements may be inadequate to protect the Company from continuing and prolonged declines in the price of oil, NGLs or gas. Global commodity prices are volatile. Such volatility challenges the Company's ability to forecast the price of oil, NGLs and gas, and, as a result, it may become more difficult for the Company to manage its derivative arrangements. In trying to manage its exposure to commodity price risk, the Company may end up with too many or too few derivatives, depending upon where commodity prices settle relative to the Company's derivative price thresholds and how the Company's oil, NGL and gas volumes and production mix fluctuate relative to expectations when the derivatives were entered.
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
Failure to protect against declines in commodity prices exposes the Company to reduced liquidity when prices decline. A sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Company could enter into derivative contracts on future volumes. The Company has significantly reduced its derivative arrangements for 2023 and beyond; therefore, any decreases in commodity prices for oil, NGLs and gas could have a material adverse effect on the Company's financial condition, cash flow, liquidity and results of operations.
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
As of December 31, 2022, Pioneer had U.S. federal net operating loss carryforwards ("NOLs") of $1.1 billion which were incurred on or after January 1, 2018. These will not expire and will be carried forward indefinitely under current tax law.

PIONEER NATURAL RESOURCES COMPANY
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
The Company periodically evaluates its unproved oil and gas properties for impairment and could be required to recognize noncash charges in the earnings of future periods.
As of December 31, 2022, the Company carried unproved oil and gas property costs of $6.0 billion. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of current and planned exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases and the contracts and permits appurtenant to such projects. If the Company determines that a project is not expected to be developed based on the results of these evaluations, the Company will recognize a noncash charge in earnings in the period in which the unproved oil and gas properties is determined to be impaired.
The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.
As of December 31, 2022, the Company had a carrying value for goodwill of $243 million. Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) management's outlook for commodity prices and costs and expenses, (iv) changes in the Company's market capitalization, (v) changes in the Company's weighted average cost of capital and (vi) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired. If incurred, an impairment of goodwill could result in a material noncash charge to the Company's earnings in the period in which goodwill is determined to be impaired.
Health, Safety and Environmental Risks
The Company's operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limit the areas in which oil and gas production may occur and reduce demand for the oil and gas production it provides.
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Moreover, President Biden highlighted addressing climate change as a priority of his administration, issued several executive orders related to climate change and recommitted the United States to long-term international goals to reduce emissions. In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022 (the "IRA"), which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect the Company's business and results of operations.
The EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements, and together with the United States Department of Transportation ("DOT"), implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane emissions from oil and gas

PIONEER NATURAL RESOURCES COMPANY
facilities has been subject to uncertainty in recent years and the EPA is currently proposing new and updated rules for both new and existing sources. The EPA's proposed rules, if finalized would make existing regulations more stringent, expand the scope of source types covered by the rules and require states to develop plans to reduce methane and volatile organic compound ("VOC") emissions from existing sources that must be at least as effective as presumptive standards set by EPA. Under the proposed rules, owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95 percent through capture and control systems, zero-emission requirements, operations and maintenance requirements and so-called green well completion requirements. The EPA is currently seeking comments on the supplemental proposed rule, and like each of the EPA's previous methane emission regulations, the adopted final rule is likely to face immediate litigation challenges. The BLM has also proposed rules to limit methane emissions for oil and gas operations on federal lands. Additionally, in January 2023 the Council on Environmental Quality (the "CEQ") released updated guidance for federal agency consideration of GHG emissions and climate change impacts in environmental reviews. While the Company cannot predict the final scope or compliance costs of these proposed regulatory requirements, any such requirements have the potential to adversely affect the Company's operations, financial results and cash flows.
At the international level, the United Nations ("UN") -sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States' emissions by 50 to 52 percent below 2005 levels by 2030. Additionally, at the UN Climate Change Conference of Parties ("COP26"), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties ("COP27"). At COP27, the US also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Moreover, various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States' commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon the Company's operations.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released "The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050," which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands. The DOI's comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate. Other actions that could be pursued by the Biden Administration include the imposition of more restrictive requirements for the construction and permitting of pipeline infrastructure and LNG export facilities, as well as more restrictive GHG emissions limits for oil and gas facilities. Litigation risks are also increasing as a number of parties have sought to bring suit against various oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should the Company be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. An unfavorable ruling in any such case could significantly impact the Company's operations and could have an adverse impact on the Company's financial condition.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Although the Company cannot predict the effects of these actions, such limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, in March 2022, the SEC issued a

PIONEER NATURAL RESOURCES COMPANY
proposed rule that would mandate extensive disclosure of climate risks, including financial impacts, related governance and strategy and GHG emissions, for all U.S.-listed public companies. Although the final form and substance of this rule and its requirements are not yet known and its ultimate impact on the Company's business is uncertain, compliance with the proposed rule, if finalized, may result in additional legal, accounting and financial compliance costs.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of the Company's business. Additionally, political, litigation and financial risks may result in the Company restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairments to the Company's ability to continue to operate in an economic manner, which also could reduce the profitability of the Company's operations. To date, any costs related to climate change regulation has not had a material impact on the Company's production activities or otherwise materially and adversely affected their business. However, one or more of these developments could have a material adverse effect on the Company's business, financial condition and results of operation. As a final note, climate change may also result in various physical risks, such as the increased frequency or severity of extreme weather events (including storms, droughts, floods and wildfires) or changes in meteorological and hydrological patterns, that could adversely impact the Company's operations and supply chains. Such physical risks could result in damage to the Company's facilities or indirectly adversely impact the Company's supply chains or operations through, for example, water use curtailments in response to drought or decline in demand for the Company's products for heating purposes in response to warmer winters.
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
The Company routinely conducts hydraulic fracturing in its drilling and completion programs, which activity requires the management and use of significant volumes of sand. Additionally, the Company owns and formerly operated certain sand mining operations. The inhalation of respirable crystalline silica dust is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders, such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect the Company through the threat of product liability or personal injury lawsuits, enacted OSHA silica regulations and increased scrutiny by federal, state and local regulatory authorities. The occurrence of significant silica-related health issues as well as any pending or future claims or inadequacies of insurance coverage or contractual indemnification arising out of such issues could have a material adverse effect on the Company's results of operations.
Increasing attention to ESG matters may impact the Company's business.
Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and/or share price of such business entity could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change and potential consumer use of substitutes to energy

PIONEER NATURAL RESOURCES COMPANY
commodities may result in increased costs, reduced demand for the Company's hydrocarbon products, reduced profits, increased investigations and litigation and negative impacts on its share price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for the Company's hydrocarbon products, additional governmental investigations and private litigation, an increase in shareholder activism as shareholders may attempt to effect changes to the Company's business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise, or constraints in sources of capital as certain financial institutions, institutional investors and other sources of capital limit or eliminate their investment in oil and gas activities.
As part of the Company's ongoing effort to enhance its ESG efforts, its Board has established a Sustainability and Climate Oversight Committee, which is charged with the ongoing oversight of the Company's corporate climate-related risk analysis, as well as its Sustainability Report, Climate Risk Report and other related activities. The Company has established an aspirational long-term net zero (Scope 1 and Scope 2) emissions ambition to further strengthen the Company's ESG performance with interim targets as follows: (i) reduce its methane emissions intensity by 75 percent by 2030 and its Scope 1 and Scope 2 GHG emissions intensity by 50 percent by 2030, from a 2019 baseline and (ii) maintain a flaring intensity standard of less than one percent of gas produced and end routine flaring by 2030, with an aspirational goal to achieve it by 2025. The Company has also set an aspirational goal to reduce the freshwater used in its completions operations to 20 percent by 2026. While the Company may elect to establish and revise various voluntary ESG targets now or in the future, such targets are aspirational. The Company may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen material costs or technical difficulties associated with achieving such results. Some of these targets are dependent on or influenced by factors out of the control of the Company, including, but not limited to, the ability of suppliers to provide new equipment on schedule and the build out of sufficient electricity capacity in the areas the Company operates. Further, to the extent the Company elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate its ESG impact instead of actual changes in ESG performance. However, even in those cases the Company cannot guarantee that sufficient quality environmental credits or offsets the Company does purchase will not subsequently be determined to have failed to result in GHG emission reductions for reasons out of the Company's control. Given the uncertainties related to the use of emerging technologies, the state of the markets for and availability of verified quality carbon offsets, the Company cannot predict whether or not it will be able to timely meet its net zero ambition, if at all.
In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, the failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in private litigation and damage the Company's reputation, cause investors or consumers to lose confidence in the Company and negatively impact the Company's operations. While the Company may participate in various voluntary frameworks and certification programs to improve the ESG profile of its operations and services, such as the Company's participation in Project Veritas, The Environmental Partnership and OGMP 2.0, the Company cannot guarantee that such participation or certification will have the intended results on its ESG profile. Notwithstanding the Company's election to pursue aspirational targets now or in the future, it may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but the Company cannot guarantee it will be able to implement such goals because of potential costs or technical or operational obstacles. Conversely, governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements regarding ESG-related matters and practices by companies are "greenwashing," i.e. misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Similar issues can also arise relating to aspirational statements such as net-zero or carbon neutrality targets that are made without an adequate basis to support such statements. While the Company is currently not a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which oil and gas companies face an increased risk of liability stemming from climate change or ESG disclosures and practices.
Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company's stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and

PIONEER NATURAL RESOURCES COMPANY
a negative perception of the Company's operations by certain investors. Additionally, though the Company believes it can achieve its voluntary ESG targets and goals, any failure to realize or the perception of a failure to realize voluntary targets or long-term goals, could lead to a negative perception of the Company.
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
The Company's oil and gas exploration and production operations are subject to stringent federal, state and local legal requirements governing, among other things, the drilling of wells (including allocation wells on two or more leaseholds that are not pooled), rates of production, the size and shape of drilling and spacing units or proration units, the transportation and sale of oil, NGLs and gas, the discharging of materials into the environment, environmental protection and occupational safety and health. These requirements may take the form of laws, regulations and executive actions, and noncompliance with these legal requirements may subject the Company to sanctions, including administration, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. Changes in administrative procedures or authorizations, court decisions and legislative action with respect to any of these areas, including authorizations for allocation wells, could have a material adverse effect on the Company's anticipated future production, results of operations and financial condition.
In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, in October 2021, the EPA announced it will reconsider its December 2020 decision and is targeting to complete its reconsideration by the end of 2023. If the EPA were to adopt more stringent NAAQS for ground-level ozone as part of its reconsideration of the December 2020 final action, state implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs.
In another example, there continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over waters of the United States ("WOTUS"), including wetlands, as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over WOTUS, two federal district courts vacated the 2020 rule during the third quarter of 2021. The EPA and the Corps have since published a new final rule, which will take effect on March 20, 2023, defining WOTUS according to the broader pre-2015 standards with updates to incorporate existing U.S. Supreme Court decisions and agency guidance regarding regional differences. However, the new rule has already been challenged in federal court. Moreover, the EPA and the Corps have announced an intent to develop a subsequent rule that further revises the definition of WOTUS and, separately, the U.S. Supreme Court is expected to rule on certain aspects of the definition in mid-2023. Separately, in April 2020, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. To the extent that any new rule or judicial determination expands the scope of the CWA's jurisdiction in areas where the Company conducts operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for the Company's operations, which may reduce the Company's rate of production of oil and gas and have a material adverse effect on the Company's business, results of operations and cash flows.
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

PIONEER NATURAL RESOURCES COMPANY
Compliance with these legal requirements, or any other new environmental or occupational safety and health laws, regulations or executive actions could, among other things, require the Company to install new or modified emission or safety controls on equipment or processes, incur longer permitting timelines and incur increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments could impact the Company's oil and gas exploration, production and development activities, which could have a material adverse effect on its business, results of operations and financial condition.
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
Currently, hydraulic fracturing is generally exempt from regulation under the Underground Injection Control program of the SDWA, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities. For example, the EPA has published permitting guidance for certain hydraulic fracturing processes involving the use of diesel fuel and issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment ("CWT") facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities and the environmental impacts of discharges from CWT facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Other government agencies, including the U.S. Department of Energy, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for the Company to perform fracturing activities. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though the extent of any such legislation cannot be predicted at this time. Also, in 2016, the BLM under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM, under the Trump Administration, published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals to those decisions are ongoing.
At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where the Company's oil and gas exploration and production activities occur. For example, the Texas Railroad Commission requires operators to disclose chemical ingredients and water volumes used in hydraulic fracturing treatments via the public FracFocus website. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
Laws and regulations pertaining to protection of threatened and endangered species or to critical habitat, wetlands and natural resources could delay, restrict or prohibit the Company's operations and cause it to incur substantial costs that may have a material adverse effect on the Company's development and production of reserves.
The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS"), during the Trump Administration, issued a final rule on January 7, 2021, which clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, its nests, or its eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the MBTA prohibits incidental takes of migratory birds. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be

PIONEER NATURAL RESOURCES COMPANY
delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. In addition, the FWS may make new determinations on the listing of species as endangered or threatened under the ESA. The Company takes proactive measures to mitigate the risks of existing or future ESA regulations regarding certain species, like the Dunes Sagebrush Lizard and Lesser Prairie Chicken, that have the potential to impact the Company's operations. For example, the Company is a participant in the Candidate Conservation Agreement with Assurance ("CCAA") for the conservation of the Lesser Prairie Chicken. The terms of the CCAA enable the Company to minimize its impacts to and promote conservation of Lesser Prairie Chicken habitat but also maintain its development plans through the generation of habitat impact offsets. The southern and northern population segments of the Lesser Prairie Chicken were formally listed as endangered and threatened, respectively, by the FWS in November 2022. However, the Company's participation in the Lesser Prairie Chicken CCAA insulates the Company's operations from most of the adverse impacts of this listing. Should the habitat of the Lesser Prairie Chicken be expanded at a future date through the actions of the FWS, operations in areas pertaining to any expanded habitat would not be covered by the CCAA and future operations may require securing FWS permits. Separately, in August 2022, the FWS agreed, via a stipulated settlement agreement in a federal district court, to decide whether to list the Dunes Sagebrush Lizard as endangered or threatened by June 29, 2023. In January 2021, the FWS approved a CCAA covering the Dunes Sagebrush Lizard habitat in non-federal lands in certain counties of western Texas. The designation of previously unprotected species or the re-designation of under protected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on its development and production activities that could have a material adverse effect on the Company's ability to develop and produce reserves.
The Company's transportation of gas; sales and purchases of oil, NGLs and gas or other energy commodities and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.
The FERC, the Federal Trade Commission and the U.S. Commodities Futures Trading Commission ("CFTC") hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Company's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Company's transportation of gas in interstate commerce, physical sales and purchases of oil, NGLs, gas or other energy commodities, and any derivative activities related to these energy commodities, the Company is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could result in agency actions that could materially and adversely affect the Company's results of operations and financial condition.
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
In 2020, the CFTC voted to adopt a final rule regarding position limits for certain physical commodity derivatives (the "Final Position Limits Rule"). The Final Position Limits Rule establishes new and amended position limits for futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents. Under the Final Position Limits Rule, certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC's requirements for certain enumerated "bona fide" derivative transactions, pass-through swaps and certain anticipatory hedges. The Final Position Limits Rule also includes new exemptions for conditional spot-month positions in gas, preexisting positions acquired in good faith and, in limited circumstances, upon request to the CFTC.
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
The full impact of the Dodd-Frank Act and related regulatory requirements upon the Company's business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. In addition, it is possible that the Biden administration could expand regulation of the over-the-counter derivatives market and the entities that participate in that market through either the Dodd-Frank Act or the enactment of new legislation. The Dodd-Frank Act (and any regulations implemented thereunder) and any new legislation could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters and reduce the Company's ability to monetize or restructure existing derivative contracts. Further, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Company's revenues could therefore be materially and adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.
The European Union and other non-U.S. jurisdictions have also implemented and continue to implement new regulations with respect to the derivatives market. To the extent the Company transacts with counterparties in foreign jurisdictions or counterparties with other businesses that subject them to regulations in foreign jurisdictions, the Company may become subject to, or otherwise affected by, such regulations. At this time, the impact of such regulations is not clear.
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

PIONEER NATURAL RESOURCES COMPANY
contained in the Company's bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect the Company's operations and cash flows.
From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. federal income tax rate applicable to corporations such as the Company. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which the Company operates or owns assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could adversely affect the Company's operations and cash flows.
In addition, on August 16, 2022, President Biden signed into law the IRA, which includes, among other things, a corporate alternative minimum tax (the "CAMT"), provides for an investment tax credit for qualified biomass property and introduces a one percent excise tax on corporate stock repurchases after December 31, 2022. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective beginning January 1, 2023. The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company is currently assessing the potential impact of these legislative changes and will continue to evaluate the overall impact of other current, future and proposed regulations and interpretive guidance from tax authorities on the Company's effective tax rate and consolidated balance sheets. The Company is unable to predict whether any such changes or other proposals will ultimately be enacted.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2022, 2021 and 2020 is based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI").
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
Corporate Reserves is staffed with reservoir engineers who prepare reserve estimates using reservoir engineering information technology. Corporate Reserves interacts with the technical and production teams to ensure all available engineering and geologic data is taken into account prior to establishing or revising an estimate. There is oversight of the reservoir engineers by the Director of Corporate Reserves who is in turn subject to direct oversight by the Company's Executive Committee.
All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for appropriateness and compliance with SEC rules and U.S. GAAP. Annually, the Executive Committee reviews the reserve estimates, and any differences with NSAI for the portion of the reserves that it audits, before these estimates are approved. The engineers who participate in the reserve estimation and disclosure process periodically attend training provided by external consultants and through internal Pioneer programs. Additionally, Corporate Reserves has prepared and maintains written policies and guidelines for its staff to reference on reserve estimation and preparation to promote consistency in the preparation of the Company's reserve estimates and compliance with the SEC reserve estimation and reporting rules.

PIONEER NATURAL RESOURCES COMPANY
Proved reserves audits. The proved reserves audited by NSAI, in aggregate, represented the following:

	As of December 31,
	2022	2021	2020
Proved reserves audited by NSAI	95%	93%	89%
Pre-tax present value of proved reserves discounted at 10 percent audited by NSAI	98%	96%	100%
In connection with the annual reserves audit, NSAI prepared its own estimates of the Company's proved reserves and compared its estimates to those prepared by the Company. NSAI determined that the Company's estimates of reserves were prepared in accordance with the definitions and regulations of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on the Company's proved reserves as of December 31, 2022, 2021 and 2020, respectively, based upon their evaluation. NSAI concluded that the Company's estimates of proved reserves were, in the aggregate, reasonable and had been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI's audit report as of December 31, 2022, which should be read in its entirety, is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Director of Corporate Reserves, the technical person who is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. The qualifications of the Director of Corporate Reserves include 43 years of international and domestic experience as a petroleum engineer, with 25 years focused on reserves reporting for independent oil and gas companies, including Pioneer. He has an additional 21 years of Permian Basin-focused production engineering, advanced reservoir engineering, petrophysics, consulting and special project research experience with major oil companies. His educational background includes an undergraduate degree in Geological Engineering, with a Petroleum Engineering emphasis.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Company's reserves estimates is a Licensed Professional Engineer in the State of Texas and has been practicing consulting petroleum engineering at NSAI since 1993. He graduated with a Bachelor of Science degree in Chemical Engineering in 1983 and meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information.
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

PIONEER NATURAL RESOURCES COMPANY
Proved Reserves
The Company's oil and gas proved reserves are as follows:

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	%
As of December 31, 2022:
Developed	861,973	660,066	3,574,429	2,117,777	89%
Undeveloped	110,045	78,379	422,562	258,851	11%
	972,018	738,445	3,996,991	2,376,628	100%
As of December 31, 2021:
Developed	847,632	584,492	3,076,329	1,944,845	88%
Undeveloped	119,996	85,488	430,379	277,214	12%
	967,628	669,980	3,506,708	2,222,059	100%
As of December 31, 2020:
Developed	539,320	362,584	1,855,607	1,211,172	95%
Undeveloped	29,464	16,603	84,493	60,149	5%
	568,784	379,187	1,940,100	1,271,321	100%
_____________________
(a)Total proved gas reserves include 192,814 MMcf, 186,325 MMcf and 115,239 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors) as of December 31, 2022, 2021 and 2020, respectively.
The Company's Standardized Measure of total proved reserves are as follows:

	As of December 31,
	2022	2021	2020
	(in millions)
Proved developed reserves	$34,763	$24,992	$6,992
Proved undeveloped reserves	3,629	2,692	210
	$38,392	$27,684	$7,202
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,
	2022	2021	2020
Oil per Bbl	$93.67	$66.56	$39.57
Gas per Mcf	$6.36	$3.60	$1.98
See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Description of Properties
Average daily oil, NGLs, gas and total production is as follows:

Year Ended December 31, 2022
Oil (Bbls)	351,964
NGLs (Bbls)	160,294
Gas (Mcf) (a)	825,085
Total (BOE)	649,773
_____________________
(a)Gas production excludes gas produced and used as field fuel.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Year Ended December 31, 2022
(in millions)
Proved property acquisition costs	$6
Unproved property acquisition costs	167
Exploration costs	3,161
Development costs	625
Asset retirement obligations	161
$4,120
Development and exploratory/extension drilling activity is as follows:

	Year Ended December 31, 2022
	Development	Exploratory/Extension
Beginning wells in progress	33	263
Wells spud	27	471
Successful wells	(49)	(442)
Ending wells in progress	11	292
As of December 31, 2022, the Company holds 964 thousand gross acres (856 thousand net acres), of which 948 thousand gross acres (844 thousand net acres) are located in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group ("Sinochem"), that encompasses 212 thousand gross acres.
The oil produced from the Spraberry/Wolfcamp field in the Midland Basin is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations (Spraberry, Jo Mill, Dean, Wolfcamp, Strawn and Atoka), at depths ranging from 7,500 feet to 14,000 feet. The Company believes that it has significant resource potential within its Spraberry, Jo Mill and Wolfcamp acreage, based on the Company's extensive geologic data covering the Middle Spraberry, Jo Mill and Lower Spraberry intervals, the Wolfcamp A, B, C and D intervals and the Company's drilling results.
During 2022, the Company successfully completed 393 horizontal wells and seven vertical wells in the non-JV portion of the Midland Basin and 91 horizontal wells in the southern JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 48 percent of the horizontal wells placed on production were Spraberry interval wells, 25 percent were Wolfcamp B interval wells, 24 percent were Wolfcamp A interval wells and the remaining three percent were Wolfcamp D interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
The Company continues to complete acreage trades that allow the Company to drill wells with longer laterals, improving the expected returns of the wells. The Company estimates that the acreage trades completed in 2022 added 2.5 million lateral feet to the Company's drilling inventory.
The Company plans to operate 24 to 26 horizontal drilling rigs and six to seven frac fleets in the Midland Basin in 2023. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Selected Oil and Gas Information
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand has historically been affected by global economic conditions, including the ongoing recession concerns, the Russia/Ukraine conflict, the COVID-19 pandemic, and weather and other seasonal conditions, such as hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. A decline in oil, NGL and gas prices or poor drilling results could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access the capital markets.

PIONEER NATURAL RESOURCES COMPANY
The following table sets forth production, price and cost data with respect to the Company's properties. These amounts represent the Company's historical results of operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not match the proved reserve volume tables in "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" because field fuel volumes are included in the proved reserve volume tables. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31,
	2022	2021	2020
Annual sales volumes:
Oil (MBbls)	128,467	130,300	77,095
NGLs (MBbls)	58,507	52,204	31,376
Gas (MMcf)	301,156	256,931	155,662
Total (MBOE)	237,167	225,326	134,415
Average daily sales volumes:
Oil (Bbls)	351,964	356,986	210,641
NGLs (Bbls)	160,294	143,026	85,728
Gas (Mcf)	825,085	703,919	425,307
Total (BOE)	649,773	617,332	367,253
Average prices:
Oil (per Bbl)	$95.66	$67.60	$37.24
NGLs (per Bbl)	$37.67	$32.70	$15.62
Gas (per Mcf)	$6.03	$3.85	$1.73
Revenue (per BOE)	$68.77	$51.05	$27.01
Average costs (per BOE):
Production costs:
Lease operating expense	$3.89	$2.97	$3.00
Gathering, processing and transportation expense	4.21	3.14	2.59
Workover costs	1.03	0.45	0.24
Net natural gas plant income	(1.04)	(0.93)	(0.76)
	$8.09	$5.63	$5.07
Production and ad valorem taxes:
Production taxes	$3.27	$2.41	$1.17
Ad valorem taxes	0.81	0.48	0.64
	$4.08	$2.89	$1.81
Depletion expense	$10.48	$10.81	$11.55
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
Productive oil and gas wells attributable to the Company's properties are as follows:

As of December 31, 2022
Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
10,676	26	10,702	8,149	21	8,170

PIONEER NATURAL RESOURCES COMPANY
Developed, undeveloped and royalty leasehold acreage is as follows:

As of December 31, 2022
Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
910,582	805,744	53,903	50,133	132,457
The expiration dates of the leases attributable to gross and net undeveloped acres are as follows:

	As of December 31, 2022
	Acres Expiring
	Gross	Net
2023 (a)	44,210	42,847
2024	2,252	2,248
2025	5,441	4,109
2026	—	—
2027	640	481
Thereafter	1,360	448
	53,903	50,133
 _____________________
(a)The Company has an active drilling program and ongoing efforts to extend leases that may not be drilled prior to expiration. The Company currently has no proved undeveloped reserve locations scheduled to be drilled after lease expiration. Approximately 39 thousand net acres expiring are subject to continuous drilling obligations, which the Company expects to meet with its active drilling program.
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

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Productive wells:
Development	49	54	13	45	52	12
Exploratory/extension	442	488	242	389	440	218
	491	542	255	434	492	230
Success ratio (a)	100%	100%	100%	100%	100%	100%
______________________
(a)Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.
Wells in process of being drilled are as follows:

	As of December 31, 2022
	Gross Wells	Net Wells
Development	11	11
Exploratory/extension	292	266
	303	277

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information as of the date of this Report regarding the Company's executive officers. All of the Company's executive officers serve at the discretion of the Board. There are no family relationships among any of the Company's directors or executive officers.

Name	Position	Age
Scott D. Sheffield	Chief Executive Officer	70
Richard P. Dealy	President and Chief Operating Officer	56
Mark S. Berg	Executive Vice President, Corporate Operations	64
J.D. Hall	Executive Vice President, Operations	57
Mark H. Kleinman	Executive Vice President and General Counsel	61
Elizabeth A. McDonald	Senior Vice President, Strategic Planning, Field Development and Marketing	44
Neal H. Shah	Senior Vice President and Chief Financial Officer	52
Tyson L. Taylor	Senior Vice President, Human Resources	44
Bonnie S. Black	Senior Vice President, Technology and Operations Support	51
Christopher L. Washburn	Vice President and Chief Accounting Officer	39
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
Richard P. Dealy
Mr. Dealy was elected as the Company's President and Chief Operating Officer effective January 1, 2021. Prior to that, Mr. Dealy had served as the Company's Executive Vice President and Chief Financial Officer since November 2004. Mr. Dealy held positions for the Company as Vice President and Chief Accounting Officer from February 1998 to November 2004 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dealy was employed by KPMG LLP. Mr. Dealy is also a director of Compass Minerals International, Inc. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance and is a Certified Public Accountant.
Mark S. Berg
Mr. Berg joined the Company as Executive Vice President and General Counsel in April 2005, serving in that capacity until January 2014, at which time he assumed broader executive responsibilities, most recently being elected to serve as Executive Vice President, Corporate Operations, in April 2019. Prior to joining the Company, Mr. Berg served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2002. Subsequent to the sale of American General to American International Group, Inc., Mr. Berg joined Hanover Compressor Company as Senior Vice President, General Counsel and Secretary. He served in that capacity from May 2002 through April 2004. Mr. Berg began his career in 1983 with the Houston-based law firm of Vinson & Elkins L.L.P. He was a partner with the firm from 1990 through 1997. Mr. Berg is also a director of ProPetro Holding Corp. ("ProPetro") and a director and Vice Chairman of Permian Strategic Partnership Inc. Mr. Berg graduated Magna Cum Laude

PIONEER NATURAL RESOURCES COMPANY
and Phi Beta Kappa with a Bachelor of Arts degree from Tulane University in 1980. He earned his Juris Doctorate with honors from the University of Texas School of Law in 1983.
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
Bonnie S. Black
Ms. Black was elected as the Company's Senior Vice President, Technologies and Operations Support, in December 2022. Prior to her current role, Ms. Black served as Vice President of Drilling. In 2015, Ms. Black was named Vice President, Permian Well Planning & Permitting and also served as Vice President of Environmental and Sustainable Development from

PIONEER NATURAL RESOURCES COMPANY
2013 to 2015. Ms. Black joined the company in 2007 as a Health, Safety and Environmental manager after more than 25 years' experience in the oil and gas industry working in client-facing environmental consulting roles in Texas, Oklahoma and Alaska. Ms. Black holds a Bachelor of Science in Civil Engineering from Texas A&M University and is a registered professional engineer with a specialization in Environmental Engineering. At her alma mater, she is the Chair of the Civil & Environmental Advisory Council and an Executive Committee Member of the Aggie Women Engineering Network. Ms. Black also serves as an Advisory Board Member of the Undergraduate Practice Opportunities Program at Massachusetts Institute of Technology.
Christopher L. Washburn
Mr. Washburn was elected as the Company's Vice President and Chief Accounting Officer in October 2022. Mr. Washburn served as the Company's interim Chief Accounting Officer beginning in July 2022. He also held the position of the Company's Controller from March 2018 to July 2022. Prior to this role, Mr. Washburn has served in various accounting positions since joining the Company in 2006. Mr. Washburn earned a Bachelor of Business Administration degree and a Master of Professional Accounting degree from West Texas A&M University and is a Certified Public Accountant.
Officers are generally elected by the Board at its meeting on the day of each annual election of directors, with each such officer serving until a successor has been elected and qualified.

PIONEER NATURAL RESOURCES COMPANY
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed and traded on the NYSE under the symbol "PXD." The Board has authority to declare dividends to the holders of the Company's common stock. The Board intends to continue the payment of dividends to the holders of the Company's common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant.
As of February 21, 2023, the Company's common stock was held by 8,159 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common stock are as follows:

	Three Months Ended December 31, 2022
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
October 1-31, 2022	139,902	$229.42	138,889	$2,718,728,180
November 1-30, 2022	556,284	$252.29	555,179	$2,578,657,478
December 1-31, 2022	1,012,810	$225.18	1,012,810	$2,350,597,194
	1,708,996		1,706,878
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In February 2022, the Board authorized a $4 billion common stock repurchase program. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board.

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
The graph below compares the cumulative total stockholder return on the Company's common stock during the five-year period ended December 31, 2022, with cumulative total returns during the same period for the Standard & Poor's ("S&P") 500 Index and the S&P Oil and Gas Exploration & Production Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Pioneer
S&P 500 Index
S&P O&G E&P Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31,
	2017	2018	2019	2020	2021	2022
Pioneer Natural Resources Company	$100.00	$76.23	$88.49	$68.27	$113.49	$157.60
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
S&P Oil & Gas Exploration & Production	$100.00	$80.50	$90.17	$58.24	$108.95	$172.69
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED

PIONEER NATURAL RESOURCES COMPANY
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Acquisitions
The Company regularly seeks to acquire or trade for acreage that complements its operations, provides exploration and development opportunities, increases the lateral length of future horizontal wells and provides superior returns on investment. The Company's notable recent acquisitions include:
•In May 2021, the Company completed the acquisition of Double Eagle III Midco 1 LLC ("DoublePoint") in exchange for 27 million shares of Pioneer common stock and $1.0 billion of cash (the "DoublePoint Acquisition"). The Pioneer stock consideration transferred had a fair value of $4.2 billion.
•In January 2021, the Company completed the acquisition of Parsley Energy, Inc., a Delaware corporation that previously traded on the NYSE under the symbol "PE" ("Parsley"), pursuant to the Agreement and Plan of Merger, dated as of October 20, 2020, among Pioneer, certain of its subsidiaries, Parsley and Parsley's subsidiary, Parsley Energy, LLC (the "Parsley Acquisition"), in exchange for 52 million shares of Pioneer common stock. The Pioneer stock consideration transferred had a fair value of $6.9 billion.
Divestitures
The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility. The Company's notable recent divestitures include:
•In February 2022, the Company completed the sale of its equity interest in a gas gathering and processing system in northern Martin County for cash proceeds of $125 million. The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
•In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. for cash proceeds of $3.0 billion, after normal closing adjustments. The Company's Delaware Basin assets were acquired as part of the Parsley Acquisition.
•In October 2021, the Company completed the sale of 20 thousand net acres in western Glasscock County (the "Glasscock Divestiture") to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock representing total consideration transferred of $206 million.
Financial and Operating Performance
The Company's financial and operating performance for the year ended December 31, 2022 included the following highlights:
•Net income attributable to common stockholders for the year ended December 31, 2022 was $7.8 billion ($31.13 per diluted share), as compared to net income of $2.1 billion ($8.61 per diluted share) for the same period in 2021. The primary components of the increase in earnings attributable to common stockholders include:
•a $4.8 billion increase in oil and gas revenues, primarily due to (i) a 35 percent increase in average realized commodity prices per BOE in 2022 due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine and (ii) a five percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and a full year of production from the assets acquired in the DoublePoint Acquisition in May 2021, partially offset by reduced production associated with the assets divested as part of the Delaware Divestiture in December 2021;
•a $1.9 billion decrease in derivative losses, primarily due to a reduction in the Company's commodity derivative positions in 2022; and
•a $1.2 billion change in net gain/loss on disposition of assets, primarily due to the Delaware Divestiture in December 2021;
partially offset by:
•a $1.5 billion increase in income taxes, primarily due to the increase in earnings in 2022 compared to 2021; and
•a $1.0 billion increase in production costs, including taxes, primarily attributable to increases in (i) production taxes, ad valorem taxes and gathering, processing and transportation costs that are directly related to the

PIONEER NATURAL RESOURCES COMPANY
increase in commodity prices, (ii) lease operating expenses primarily due to inflationary pressures on power, fuel and labor costs, (iii) workover activity and (iv) a full year of production costs added from the assets acquired in the DoublePoint Acquisition in May 2021, partially offset by a decrease in production costs as a result of the Delaware Divestiture.
•During the year ended December 31, 2022, average daily sales volumes increased on a BOE basis by five percent to 649,773 BOEPD, as compared to 617,332 BOEPD during the same period in 2021.
•Average oil and NGL prices per Bbl and average gas prices per Mcf increased to $95.66, $37.67 and $6.03, respectively, during the year ended December 31, 2022, as compared to $67.60, $32.70 and $3.85, respectively, for the same period in 2021.
•Net cash provided by operating activities increased during the year ended December 31, 2022 to $11.3 billion, as compared to $6.0 billion for the same period in 2021. The increase in net cash provided by operating activities during the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to (i) the aforementioned increases in oil and gas revenues and daily sales volumes (ii) a decrease in cash used in derivative activities, partially offset by (i) an increase in income taxes, (ii) an increase in production costs, including production and ad valorem taxes and (iii) a reduction in cash flow associated with the assets divested as part of the Delaware Divestiture.
•During the year ended December 31, 2022, the Company paid base dividends of $1.1 billion, or $4.38 per share, and variable dividends of $5.2 billion, or $21.68 per share, as compared to base dividends of $487 million, or $2.23 per share, and variable dividends of $1.1 billion, or $4.53 per share for the same period in 2021.
•During the year ended December 31, 2022, the Company repurchased 7.2 million shares for $1.6 billion under the Company's stock repurchase program, as compared to repurchases of 1.4 million shares for $250 million during the same period in 2021.
•As of December 31, 2022 and December 31, 2021, the Company's net debt to book capitalization was 15 percent and 12 percent, respectively.
Oil and Gas Industry Considerations
The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, and related responses by governments worldwide with regards to travel restrictions, business closures and other restrictions, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the current global supply and demand imbalances, oil and gas prices have remained strong with average NYMEX oil and NYMEX gas prices for the three months ended December 31, 2022 being $82.64 per Bbl and $6.26 per Mcf, respectively, as compared to $77.19 per Bbl and $5.84 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company's 2022 capital program was impacted by higher than expected inflation in steel, diesel and chemical prices, among other items.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

PIONEER NATURAL RESOURCES COMPANY
First Quarter 2023 Outlook
Based on current estimates, the Company expects the following operating and financial results for the first quarter of 2023:

Three Months Ending March 31, 2023
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	659 - 687
Average daily oil production (MBbls)	349 - 364
Production costs per BOE	$11.75 - $13.25
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$78 - $88
Interest expense	$27 - $32
Other expense	$20 - $40
Cash flow impact from firm transportation (a)	$(50) - $(90)
Cash income taxes	$70 - $100
Effective tax rate	22% - 27%
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
2023 Capital Budget
The Company's capital budget for 2023 is expected to be in the range of (i) $4.45 billion to $4.75 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure, and (ii) $150 million to $200 million of exploration, environmental and other capital, principally related to drilling four Barnett/Woodford formation wells in the Midland Basin, additional testing of the Company's enhanced oil recovery ("EOR") project and adding electric power infrastructure for future drilling, completions and production operations. The 2023 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, corporate facilities and vehicles.
The 2023 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Results of Operations
Results of operations should be read together with the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. See the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the Company's 2021 results of operations as compared to the Company's 2020 results of operations.
Oil and gas revenues. The Company's oil and gas revenues are derived from sales of oil, NGL and gas production. Increases or decreases in the Company's revenues, profitability and future production are highly dependent on commodity prices. Prices are market driven and future prices will fluctuate due to supply and demand factors, availability of transportation, seasonality, geopolitical developments and economic factors, among other items.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Oil and gas revenues	$16,310	$11,503	$4,807

PIONEER NATURAL RESOURCES COMPANY
Average daily sales volumes are as follows:

	Year Ended December 31,
	2022	2021	% Change
Oil (Bbls)	351,964	356,986	(1%)
NGLs (Bbls)	160,294	143,026	12%
Gas (Mcf) (a)	825,085	703,919	17%
Total (BOE)	649,773	617,332	5%
____________________
(a)Gas production excludes gas produced and used as field fuel.
Average daily BOE sales volumes increased for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and a full year of production from the assets acquired in the DoublePoint Acquisition in May 2021, partially offset by reduced production of 47 MBOE per day associated with the assets divested as part of the Company's Delaware Divestiture in December 2021, which had a higher percentage of oil production than the Company's Midland Basin assets.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the year ended December 31, 2022, as compared to the same period in 2021, increased due to the continued recovery in oil, NGL and gas demand, low worldwide inventory levels, OPEC supplies being below agreed quotas and the impact to global oil and gas supplies resulting from sanctions against Russia related to their invasion of Ukraine. The average prices are as follows:

	Year Ended December 31,
	2022	2021	% Change
Oil price per Bbl	$95.66	$67.60	42%
NGL price per Bbl	$37.67	$32.70	15%
Gas price per Mcf	$6.03	$3.85	57%
Price per BOE	$68.77	$51.05	35%
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production and to secure diesel supply from the Gulf Coast. The Company also enters into purchase commitments to secure sand supply for the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company periodically sells diesel and sand to unaffiliated third parties in the Permian Basin if it has supply in excess of its operational needs. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity and storage commitments in order to secure available oil and gas transportation capacity from the Company's areas of production to downstream sales points and storage capacity at downstream sales points. The transportation and storage costs associated with these transactions are included in purchased commodities expense.
The net effect of third party purchases and sales of commodities is as follows:

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Sales of purchased commodities	$8,074	$6,367	$1,707
Purchased commodities expense	8,235	6,560	1,675
	$(161)	$(193)	$32
The change in net sales of purchased commodities for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to improved margins on the Company's downstream Gulf Coast refinery and export oil sales.

PIONEER NATURAL RESOURCES COMPANY
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest and other income, net.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Interest and other income, net	$119	$23	$96
The change in interest and other income for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to (i) interest income of $36 million, as compared to $1 million, (ii) a noncash gain on the Company's short-term investment in Laredo of $17 million, as compared to a noncash loss of $11 million and (iii) changes in the fair value of the Company's investment in affiliate resulting in a noncash gain of $37 million, as compared to a noncash gain of $12 million.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative loss, net.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Commodity price derivatives:
Noncash derivative gain, net	$158	$437	$(279)
Cash payments/deferred obligations on settled derivatives, net (a)	(358)	(2,595)	2,237
Total commodity derivative loss, net	(200)	(2,158)	1,958
Marketing derivatives:
Noncash derivative gain (loss), net	(63)	14	(77)
Cash payments on settled derivatives, net	(66)	(39)	(27)
Total marketing derivative loss, net	(129)	(25)	(104)
Conversion option derivatives:
Noncash derivative gain, net	1	—	1
Cash receipts on settled derivatives, net	13	—	13
Total conversion option derivative gain, net	14	—	14
Derivative loss, net	$(315)	$(2,183)	$1,868
_____________________
(a)The year ended December 31, 2021 includes $521 million of losses attributable to the early settlement of certain 2022 oil and gas commodity derivatives primarily related to (i) the termination of certain of its 2022 oil and gas commodity derivative positions and (ii) entering into equal and offsetting oil and gas commodity derivative trades, which had the net effect of eliminating future fair value changes to certain of its 2022 derivative positions.
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells. The oil and gas price impact related to the Company's commodity price derivatives are as follows:

	Year Ended December 31,
	2022			2021
	Net Cash Payments	Price Impact		Net Cash Payments	Price Impact
	(in millions)			(in millions)
Oil derivative payments (a)	$(8)	$(0.06)	per Bbl	$(1,819)	$(13.96)	per Bbl
Gas derivative payments, net (b)	(350)	$(1.16)	per Mcf	(255)	$(0.99)	per Mcf
	$(358)			$(2,074)

PIONEER NATURAL RESOURCES COMPANY
_____________________
(a)Excludes the effect from early settlement of certain of the Company's oil derivative contracts, resulting in cash payments of $316 million and $192 million for the year ended December 31, 2022 and 2021, respectively.
(b)Excludes the effect from early settlement of certain of the Company's gas derivative contracts, resulting in cash payments of $12 million and $1 million for the year ended December 31, 2022 and 2021, respectively.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of December 31, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
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
The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is the WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes exercised their conversion option during the year ended December 31, 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Company's Convertible Notes.
The Company's open derivative contracts are subject to market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Gain (loss) on disposition of assets, net.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Gain (loss) on disposition of assets, net	$106	$(1,067)	$1,173
The net gain on disposition of assets for the year ended December 31, 2022 is primarily due to the Company's divestment of certain undeveloped acres and producing wells in the Midland Basin for cash proceeds of $164 million, resulting in a gain on the sales of $110 million.
The net loss on disposition of assets for the year ended December 31, 2021 is primarily due to the completion of the Delaware Divestiture, resulting in the Company recording a loss of $1.1 billion.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Oil and gas production costs.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Oil and gas production costs	$1,922	$1,267	$655

PIONEER NATURAL RESOURCES COMPANY
Total production costs per BOE are as follows:

	Year Ended December 31,
	2022	2021	% Change
Lease operating expense (a)	$3.89	$2.97	31%
Gathering, processing and transportation expense (b)	4.21	3.14	34%
Workover costs (a)	1.03	0.45	129%
Net natural gas plant income (c)	(1.04)	(0.93)	12%
	$8.09	$5.63	44%
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
The change in the Company's production costs per BOE during the year ended December 31, 2022, as compared to the same period in 2021, is due to the following:
•Lease operating expense per BOE increased primarily due to inflationary pressures on power, fuel and labor costs;
•Gathering, processing and transportation expense per BOE increased primarily due to increased gas processing costs as a result of (i) an increase in gas and NGL prices attributable to the contractual volumes retained by the processor as payment for their services and (ii) an increase in gas processing plant electricity costs, which the processor passes through to each gas producer;
•Workover costs per BOE increased due to an increase in workover activity as a result of improved commodity prices being realized in 2022, which increased the economic benefit of repairing certain of the Company's oil and gas wells; and
•Net natural gas plant income per BOE increased primarily due to improved gas and NGL prices, partially offset by the loss of net natural gas plant income associated with the Company's Martin County Gas Processing Divestiture in February 2022.
Production and ad valorem taxes.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Production and ad valorem taxes	$965	$651	$314
Production and ad valorem taxes per BOE are as follows:

	Year Ended December 31,
	2022	2021	% Change
Production taxes per BOE	$3.27	$2.41	36%
Ad valorem taxes per BOE	0.81	0.48	69%
	$4.08	$2.89	41%
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the year ended December 31, 2022, as compared to the same period in 2021, is due to the aforementioned increase in oil, NGL and gas commodity prices. The change in ad valorem taxes per BOE for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to an increase in prior year commodity prices that are used to determine current year ad valorem taxes.

PIONEER NATURAL RESOURCES COMPANY
Depletion, depreciation and amortization expense.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Depletion, depreciation and amortization	$2,530	$2,498	$32
Total DD&A expense per BOE is as follows:

	Year Ended December 31,
	2022	2021	% Change
DD&A per BOE	$10.67	$11.08	(4%)
Depletion expense per BOE	$10.48	$10.81	(3%)
The change in DD&A and depletion expense per BOE for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to additions of proved reserves attributable to the aforementioned successful Spraberry/Wolfcamp drilling program and improved commodity prices (which has the effect of extending the economic life of producing wells). See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Exploration and abandonments expense.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Geological and geophysical	$34	$46	$(12)
Leasehold abandonments and other	7	5	2
	$41	$51	$(10)
The change in geological and geophysical costs for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to the one-time relicensing of certain Parsley seismic data in connection with the Parsley Acquisition during 2021.
Leasehold abandonment costs primarily represent the abandonment of certain unproved properties that the Company no longer plans to drill before the leases expire.
During the year ended December 31, 2022 and 2021, the Company drilled and evaluated 442 and 488 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
General and administrative expense.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Cash general and administrative expense	$293	$244	$49
Noncash general and administrative expense	41	48	(7)
	$334	$292	$42
Total general and administrative expense per BOE is as follows:

	Year Ended December 31,
	2022	2021	% Change
Cash general and administrative expense	$1.24	$1.08	15%
Noncash general and administrative expense	0.17	0.21	(19%)
	$1.41	$1.29	9%

PIONEER NATURAL RESOURCES COMPANY
The change in cash general and administrative expense per BOE for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to (i) $20 million of charitable contributions to various Ukraine humanitarian aid organizations in response to the Russia/Ukraine conflict and (ii) incremental general and administrative costs associated with an increase in headcount due to the Parsley Acquisition and DoublePoint Acquisition. The change in noncash general and administrative expense per BOE for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to changes in the market value of investments underlying the Company's deferred compensation obligation.
Interest expense.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Cash interest expense	$118	$151	$(33)
Noncash interest expense	10	10	—
	$128	$161	$(33)
The change in cash interest expense for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to (i) the early extinguishment of the Company's 0.750% Senior Notes due 2024 and the 4.450% Senior Notes due 2026 during February 2022, (ii) the repayment of the Company's 3.950% Senior Notes due 2022 that matured in July 2022 and (iii) the early extinguishment of the Company's 5.625% Senior Notes due 2027 during October 2022, partially offset by the issuance in May 2021 of $750 million of 0.550% Senior Notes due 2023.
The weighted average cash interest rate on the Company's indebtedness for the year ended December 31, 2022 decreased to 1.6 percent, as compared to 1.9 percent for the same period in 2021.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Other expense.

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Other expense	$173	$410	$(237)
The change in other expense for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to $244 million of transaction costs during 2021 related to the Parsley Acquisition and DoublePoint Acquisition and $80 million of costs during 2021 related to covering firm gas commitments due to Winter Storm Uri, partially offset by (i) $39 million in net losses attributable to the early extinguishment of the Company's 0.750% Senior Notes due 2024, 4.450% Senior Notes due 2026 and 5.625% Senior Notes due 2027 during 2022 and (ii) $23 million of impairment expense to adjust the carrying values of a held for sale unoccupied field office and certain operating lease right-of-use assets to their estimated fair values during 2022.
See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Income tax provision.

	Year Ended December 31,
	2022	2021	Change
	(in millions, except percentages)
Income tax provision	$(2,106)	$(628)	$(1,478)
Effective tax rate	21%	23%	(2%)
The change in income tax provision for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to an increase of $7.2 billion in income before income taxes. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent in 2021 primarily due to state income taxes. The Company settled certain state unrecognized tax benefits during the year ended December 31, 2022 resulting in lower 2022 state income taxes.

PIONEER NATURAL RESOURCES COMPANY
Based on the Company's earnings, the Company's available tax attributes were not sufficient to offset taxable U.S. federal income in 2022. As a result, the Company made U.S. net federal cash tax payments totaling $424 million during the year ended December 31, 2022. Additionally, the Company made state cash tax payments totaling $21 million during the same period. Cash taxes were paid from operating cash flows and cash on hand.
On August 16, 2022, President Biden signed into law the IRA, which includes, among other things, the CAMT. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA did not impact the Company's current year tax provision or the Company's consolidated financial statements, but the new provisions could impact future periods.
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
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends and share repurchases, (v) income taxes and (vi) working capital obligations. Funding for these requirements may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2023 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
2023 capital budget. The Company's capital budget for 2023 is expected to be in the range of (i) $4.45 billion to $4.75 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure, and (ii) $150 million to $200 million of exploration, environmental and other capital, principally related to drilling four Barnett/Woodford formation wells in the Midland Basin, additional testing of the Company's EOR project and adding electric power infrastructure for future drilling, completions and production operations. The 2023 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, corporate facilities and vehicles.
The 2023 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of December 31, 2022, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of December 31, 2022. The Company also had unrestricted cash on hand of $1.0 billion as of December 31, 2022.
Sources and uses of cash during the year ended December 31, 2022, as compared to the same period in 2021, are as follows:

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Net cash provided by operating activities	$11,348	$6,046	$5,302
Net cash used in investing activities	$(3,586)	$(856)	$2,730
Net cash used in financing activities	$(10,614)	$(2,807)	$7,807
Operating activities. The change in net cash flow provided by operating activities for the year ended December 31, 2022, as compared to the same period in 2021, is primarily due to (i) an increase in oil and gas revenues as a result of higher commodity prices and sales volumes attributable to the Company's successful Spraberry/Wolfcamp horizontal drilling program and a full year of sales volumes from the DoublePoint Acquisition and (ii) a decrease in cash used in derivative activities, partially offset by (i) an increase in income taxes, (ii) an increase in production costs, including production and ad valorem

PIONEER NATURAL RESOURCES COMPANY
taxes and (iii) a reduction in operating cash flow associated with the assets divested as part of the Delaware Divestiture in December 2021.
Investing activities. The Company's significant investing activities for the years ended December 31, 2022 and 2021 are as follows:
•2022: The Company (i) used $3.9 billion for additions to oil and gas properties, (ii) received proceeds from the maturity of commercial paper investments and the Company's short-term investment in Laredo common stock of $1.1 billion, (iii) purchased commercial paper for $1.0 billion (iv) received proceeds from disposition of assets of $367 million and (v) used $113 million for additions to other assets and other property, plant and equipment.
•2021: The Company (i) used $3.2 billion for additions to oil and gas properties, (ii) received proceeds from the disposition of assets of $3.2 billion, primarily related to the Delaware Divestiture, (iii) used $943 million for the DoublePoint Acquisition, (iv) used $118 million for additions to other assets and other property, plant and equipment and (v) acquired $117 million of cash in the Parsley Acquisition.
Financing activities. The Company's significant financing activities for the years ended December 31, 2022 and 2021 are as follows:
•2022: The Company (i) paid dividends of $6.3 billion, (ii) paid $1.5 billion to redeem $1.4 billion of its outstanding 0.750% senior notes due 2024, 4.450% senior notes due 2026 and 5.625% senior notes due 2027, having aggregate principal amounts of $750 million, $500 million and $179 million, respectively, (iii) repurchased $1.7 billion of its common stock, (iv) paid $857 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $244 million associated with the maturity of its 3.950% senior notes due in July 2022, (vi) paid $192 million of other liabilities and (vii) received $103 million in proceeds of privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call") related to the aforementioned exercised conversion options.
•2021: The Company (i) received proceeds from the May 2021 issuance of 0.550% senior notes due May 2023 ("May 2021 Senior Notes Offering"), net of $4 million of issuance costs and discounts, of $746 million, (ii) received proceeds from the January 2021 issuance of 0.750% senior callable notes due January 2024, 1.125% senior notes due January 2026 and 2.150% senior notes due January 2031 ("January 2021 Senior Notes Offering"), net of $24 million of issuance costs and discounts, of $2.5 billion, (iii) borrowed and repaid $650 million on the Company's Credit Facility, (iv) repaid the Parsley and DoublePoint credit facilities, which had outstanding balances of $397 million and $240 million, respectively, (v) repaid $140 million associated with the maturity of its 3.450% senior notes due in January 2021, (vi) used proceeds from the May 2021 Senior Notes Offering to pay $731 million to redeem DoublePoint's 7.750% senior notes due 2025, (vii) used proceeds from the January 2021 Senior Notes Offering to pay $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026 (assumed by Parsley in a prior acquisition), (viii) paid $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer, (ix) paid dividends of $1.6 billion, (x) repurchased $269 million of its common stock and (xi) paid $164 million of other liabilities.
Dividends/distributions. During the year ended December 31, 2022, the Company paid base dividends of $1.1 billion, or $4.38 per common share, compared to $487 million, or $2.23 per common share, during the year ended December 31, 2021.
In addition to its base dividend program, the Company has a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments and additions to corporate facilities. During the year ended December 31, 2022, the Company paid variable dividends of $5.2 billion, or $21.68 per common share, compared to $1.1 billion, or $4.53 per common share, during the year ended December 31, 2021.
On February 22, 2023, the Board declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $4.48 per share for shareholders of record on March 6, 2023, with a payment date of March 17, 2023. Future base and variable dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends.

PIONEER NATURAL RESOURCES COMPANY
Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2022, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.2823 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $97.25 per share (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Price") as of December 31, 2022. As a result of the quarterly base and variable dividends declared through December 31, 2022, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base and variable dividends in excess of $0.55 per common share will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
During the last 30 consecutive trading days of the fourth quarter of 2022, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending March 31, 2023. During the twelve months ended December 31, 2022, certain holders of the Convertible Notes exercised their conversion option resulting in the Company redeeming $361 million of the outstanding principal amount of the Convertible Notes for total cash payments of $857 million. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock. See Note 7 and Note 18 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Contractual obligations. The Company's contractual obligations include long-term debt, leases (primarily related to contracted drilling rigs, office facilities and other equipment), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of December 31, 2022. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Long-term debt. As of December 31, 2022, the Company's outstanding debt is comprised of senior notes, including senior notes issued by Parsley, and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to contracted drilling rigs, storage tanks, equipment and office facilities. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative obligations. The Company's commodity, marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of December 31, 2022, these contracts represented net liabilities of $139 million. The ultimate liquidation value of the Company's commodity and marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of December 31, 2022. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are primarily comprised of litigation and environmental contingencies, asset retirement obligations, a finance lease for the corporate headquarters office building, deferred compensation retirement plan obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Note 9 and Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Book capitalization and current ratio. The Company's net book capitalization as of December 31, 2022 was $26.4 billion, consisting of cash and cash equivalents of $1.0 billion, debt of $4.9 billion and equity of $22.5 billion. The Company's net debt to book capitalization increased to 15 percent as of December 31, 2022 from 12 percent as of December 31, 2021. The Company's ratio of current assets to current liabilities was 0.96:1 as of December 31, 2022, as compared to 1.52:1 as of December 31, 2021.
Debt ratings. The Company is rated as investment grade by three credit rating agencies. The Company's credit ratings are subject to regular reviews by the credit rating agencies. The Company believes that each of the rating agencies considers

PIONEER NATURAL RESOURCES COMPANY
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
The Company's proved reserve information included in this Report as of December 31, 2022, 2021 and 2020 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2022 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2022 Standardized Measure on a twelve month average of commodity prices on the first day of each month in 2022 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 2. Properties" and Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production data in the area, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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
Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can materially vary from such estimates for a variety of reasons. The ultimate cost of litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages that may become payable. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimable. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Company measures and records at fair value on a recurring basis include equity investments, deferred compensation plan assets, commodity derivative contracts, marketing derivative contracts, conversion option derivatives and interest rate contracts. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities that the Company measures and records at fair value on a nonrecurring basis can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2022, and from which the Company may incur future gains or losses from changes in commodity prices or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. Reducing the Company's exposure to price volatility helps secure funds to be used in its capital program

PIONEER NATURAL RESOURCES COMPANY
and to fund general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk by (i) maintaining financial flexibility with a strong balance sheet, (ii) using derivative financial instruments and (iii) sales of purchased commodities.
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells. The Company's decision on the quantity and price at which it executes commodity derivative contracts, if it so chooses, is based in part on its view of current and future market conditions. The Company may choose not to enter into derivative positions for expected production if the commodity price forecast for certain time periods is deemed to be unfavorable. Additionally, the Company may choose to liquidate existing derivative positions prior to the expiration of their contractual maturity in order to monetize gain positions or minimize loss positions if it is anticipated that the commodity price forecast is expected to improve. Proceeds, if any, can be used for the purpose of funding the Company's capital program, general working capital needs, debt obligations, dividends and share repurchases, among other uses. While derivative positions limit the downside risk of adverse price movements, they also limit future revenues from upward price movements.
As of December 31, 2022, the Company did not have any material outstanding commodity derivative contracts. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open derivative positions and additional information.
Sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production and to secure diesel supply from the Gulf Coast. The Company also enters into purchase commitments to secure sand supply for the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company periodically sells diesel and sand to unaffiliated third parties in the Permian Basin if it has supply in excess of its operational needs.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of December 31, 2022, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
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
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is the WASP that a non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent and (ii) the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent would impact the fair value of the Company's marketing derivatives recorded by $83 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by $28 million as of December 31, 2022. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open derivative positions and additional information.
Company share price risk. When holders of the Company's Convertible Notes exercise their conversion option, the Company is subject to market risks related to changes in the Company's share price that occur during the 25 trading day Settlement Period. See Note 4, Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open conversion option derivative positions and additional information.

PIONEER NATURAL RESOURCES COMPANY
Interest rate risk. As of December 31, 2022, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of December 31, 2022, the Company had $4.9 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 1.6 percent. Although changes in interest rates may affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Credit risk. The Company's primary concentration of credit risks are associated with the collection of receivables resulting from the sale of oil and gas production and purchased commodities, and the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion, Depreciation and Amortization of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2022, the net book value of the Company's proved oil and gas properties was $23,622 million, and depletion, depreciation and amortization (DD&A) expense was $2,530 million for the year then ended. As described in Note 2 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method of accounting, the capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves, as estimated by the Company's engineers. Proved oil and gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Judgment is required by the Company's engineers in interpreting the data used to estimate reserves. Estimating proved oil and gas reserves requires the selection and evaluation of inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2022.

Auditing the Company's DD&A calculation is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by these engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A calculation, including controls over the completeness and accuracy of the financial data used in estimating proved oil and gas reserves.

Our testing of the Company's DD&A calculation included, among other procedures, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. On a sample basis, we tested the completeness and accuracy of the financial data used in the estimation of proved oil and gas reserves by agreeing significant inputs to source documentation, where available, and assessing the inputs for reasonableness based on our review of corroborative evidence and consideration of any contrary evidence. Additionally, we performed analytic procedures on select inputs into the oil and gas reserve estimate as well as lookback procedures on the output. Finally, we tested that the DD&A calculation is based on the appropriate proved oil and gas reserves amounts from the Company's reserve report.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1998.
Dallas, Texas
February 23, 2023

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,032	$3,847
Restricted cash	—	37
Accounts receivable, net	1,853	1,685
Income taxes receivable	164	1
Inventories	424	369
Investment in affiliate	172	135
Short-term investments, net	—	58
Other	81	41
Total current assets	3,726	6,173
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	38,465	34,454
Unproved properties	6,008	6,063
Accumulated depletion, depreciation and amortization	(14,843)	(12,335)
Total oil and gas properties, net	29,630	28,182
Other property and equipment, net	1,658	1,694
Operating lease right-of-use assets	340	348
Goodwill	243	243
Other assets	143	171
	$35,740	$36,811
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,487	$2,380
Due to affiliates	150	179
Interest payable	33	53
Income taxes payable	63	45
Current portion of long-term debt	779	244
Derivatives	44	538
Operating leases	125	121
Other	206	513
Total current liabilities	3,887	4,073
Long-term debt	4,125	6,688
Derivatives	96	25
Deferred income taxes	3,867	2,038
Operating leases	236	243
Other liabilities	988	907
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,703,342 and 244,144,444 shares issued as of December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	18,779	19,123
Treasury stock, at cost; 8,667,824 and 1,366,610 shares as of December 31, 2022 and December 31, 2021, respectively	(1,925)	(248)
Retained earnings	5,685	3,960
Total equity	22,541	22,837
Commitments and contingencies
	$35,740	$36,811

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues and other income:
Oil and gas	$16,310	$11,503	$3,630
Sales of purchased commodities	8,074	6,367	3,394
Interest and other income (loss), net	119	23	(67)
Derivative loss, net	(315)	(2,183)	(281)
Gain (loss) on disposition of assets, net	106	(1,067)	9
	24,294	14,643	6,685
Costs and expenses:
Oil and gas production	1,922	1,267	682
Production and ad valorem taxes	965	651	242
Depletion, depreciation and amortization	2,530	2,498	1,639
Purchased commodities	8,235	6,560	3,633
Exploration and abandonments	41	51	47
General and administrative	334	292	244
Accretion of discount on asset retirement obligations	15	7	9
Interest	128	161	129
Other	173	410	321
	14,343	11,897	6,946
Income (loss) before income taxes	9,951	2,746	(261)
Income tax benefit (provision)	(2,106)	(628)	61
Net income (loss) attributable to common stockholders	$7,845	$2,118	$(200)

Net income (loss) per share attributable to common stockholders:
Basic	$32.61	$9.06	$(1.21)
Diluted	$31.13	$8.61	$(1.21)

Weighted average shares outstanding:
Basic	240	233	165
Diluted	252	246	165

Dividends declared per share	$25.44	$6.83	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2019	165,547	$2	$9,161	$(1,069)	$4,042	$12,136
Dividends declared ($2.20 per share)	—	—	—	—	(364)	(364)
Convertible senior notes:
Equity component	—	—	230	—	—	230
Capped call	—	—	(113)	—	—	(113)
Deferred tax provision	—	—	(25)	—	—	(25)
Exercise of stock options and employee stock purchases	98	—	(2)	11	—	9
Purchases of treasury stock	(1,634)	—	—	(176)	—	(176)
Stock-based compensation:
Vested compensation awards, net	466	—	—	—	—	—
Compensation costs included in net loss	—	—	72	—	—	72
Net loss	—	—	—	—	(200)	(200)
Balance as of December 31, 2020	164,477	2	9,323	(1,234)	3,478	11,569
Dividends declared ($6.83 per share)	—	—	—	—	(1,658)	(1,658)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax provision	—	—	50	—	(6)	44
Exercise of stock options and employee stock purchases	134	—	(4)	17	—	13
Purchases of treasury stock	(1,517)	—	—	(269)	—	(269)
Shares issued or reissued for acquisitions	78,842	—	9,878	1,238	—	11,116
Stock-based compensation:
Vested compensation awards, net	842	—	—	—	—	—
Compensation costs included in net income	—	—	73	—	—	73
Compensation costs included in net income associated with acquisitions	—	—	33	—	—	33
Net income	—	—	—	—	2,118	2,118
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837
Dividends declared ($25.44 per share)	—	—	—	—	(6,120)	(6,120)
Convertible senior note conversions:
Conversion premium	—	—	(496)	—	—	(496)
Capped call proceeds	—	—	103	—	—	103
Issuance fees and deferred taxes	—	—	(26)	—	—	(26)
Exercise of stock options and employee stock purchases	47	—	(3)	10	—	7
Purchases of treasury stock	(7,348)	—	—	(1,687)	—	(1,687)
Stock-based compensation:
Vested compensation awards, net	559	—	—	—	—	—
Compensation costs included in net income	—	—	78	—	—	78
Net income	—	—	—	—	7,845	7,845
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,845	$2,118	$(200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	2,530	2,498	1,639
Exploration expenses	7	4	11
Deferred income taxes	1,807	583	(52)
(Gain) loss on disposition of assets, net	(106)	1,067	(9)
Loss on early extinguishment of debt, net	39	2	27
Accretion of discount on asset retirement obligations	15	7	9
Interest expense	10	10	34
Derivative-related activity	(96)	(451)	325
Amortization of stock-based compensation	78	106	72
Investment valuation adjustments	(54)	(1)	64
South Texas contingent consideration valuation adjustment	—	—	42
South Texas deficiency fee obligation, net	(18)	(10)	80
Other	144	150	115
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(171)	(607)	309
Income taxes receivable	(164)	(3)	(3)
Inventories	(59)	(125)	(20)
Other assets	(113)	(18)	27
Accounts payable	(274)	1,059	(179)
Interest payable	(20)	(53)	(19)
Income taxes payable	18	41	1
Other liabilities	(70)	(331)	(203)
Net cash provided by operating activities	11,348	6,046	2,070
Cash flows from investing activities:
Proceeds from disposition of assets	367	3,244	60
Proceeds from short-term investments	1,100	—	—
Purchases of short-term investments, net	(1,020)	—	—
Cash used in acquisitions, net of cash acquired	—	(826)	—
Additions to oil and gas properties	(3,920)	(3,156)	(1,589)
Additions to other assets and other property and equipment	(113)	(118)	(126)
Net cash used in investing activities	(3,586)	(856)	(1,655)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	—	3,247	1,091
Proceeds from issuance of convertible senior notes	—	—	1,323
Purchase of derivatives related to issuance of convertible senior notes	—	—	(113)
Borrowings under credit facility	—	650	800
Repayment of credit facilities	—	(1,287)	(800)
Repayment of long-term debt	(2,576)	(3,371)	(1,198)
Proceeds from capped call on convertible notes	103	—	—
Payments of other liabilities	(192)	(164)	(173)
Payments of financing fees	—	(32)	(36)
Purchases of treasury stock	(1,687)	(269)	(176)
Exercise of stock options and employee stock purchases	7	13	9
Dividends paid	(6,269)	(1,594)	(346)
Net cash provided by (used in) financing activities	(10,614)	(2,807)	381
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,852)	2,383	796
Cash, cash equivalents and restricted cash, beginning of period	3,884	1,501	705
Cash, cash equivalents and restricted cash, end of period	$1,032	$3,884	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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
Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable proved and risk-adjusted probable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Actual results could differ from the estimates and assumptions utilized.
Cash and cash equivalents. The Company's cash and cash equivalents include depository accounts held by banks and marketable securities (including commercial paper and time deposits) with original issuance maturities of 90 days or less.
Restricted cash. The Company's restricted cash included funds held in escrow to cover deficiency fee payments in connection with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas (the "South Texas Divestiture"). During the year ended December 31, 2022, the Company settled the remaining deficiency fee obligations related to the South Texas Divestiture utilizing the funds held in escrow. Interest income related to restricted cash is recorded in interest and other income in the consolidated statements of operations.
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
The Company considers forward-looking information to estimate expected credit losses. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable. The Company's allowance for doubtful accounts totaled $10 million and $9 million as of December 31, 2022 and 2021, respectively.
Inventories. The Company's inventories consist of materials, supplies and commodities. The Company's materials and supplies inventory is primarily comprised of oil and gas maintenance materials and repair parts, water, sand and other operating supplies. The materials and supplies inventory is primarily acquired for use in future drilling and production operations or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
inventories included in the Company's consolidated balance sheets and as charges in other expense in the consolidated statements of operations.
Commodity inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company's commodity inventories consist of oil, NGL, gas and diesel volumes held in storage or as linefill in pipelines. Any valuation allowances of commodity inventories are recorded as reductions to the carrying values of the commodity inventories included in the Company's consolidated balance sheets and as charges to other expense in the consolidated statements of operations.
The components of inventories are as follows:

	As of December 31,
	2022	2021
	(in millions)
Materials and supplies	$146	$99
Commodities	278	270
Total inventories	$424	$369
Investment in affiliate. Based on the Company's ownership in ProPetro Holding Corp. ("ProPetro") and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party. The Company uses the fair value option to account for its equity method investment in ProPetro with any changes in fair value recorded in interest and other income (loss) in the consolidated statements of operations. The carrying value of the Company's investment in ProPetro is included in investment in affiliate in the consolidated balance sheets. See Note 4, Note 12 and Note 15 for additional information.
Short-term investments. During the year ended December 31, 2022, the Company's short-term investments included commercial paper investments that were carried at amortized cost and classified as held-to-maturity as the Company had the intent and ability to hold them until they matured. Commercial paper is included in cash and cash equivalents if it has maturity dates that are less than 90 days at the date of purchase; otherwise, investments are reflected in short-term investments in the consolidated balance sheets based on their maturity dates. As of December 31, 2022, all commercial paper investments held as short-term investments had matured.
In October 2021, the Company completed the sale of approximately 20,000 net acres in western Glasscock County (the "Glasscock Divestiture") to Laredo Petroleum, Inc. ("Laredo") in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock. During the year ended December 31, 2022, the Company sold the 960 thousand shares of Laredo common stock. The shares were treated as an investment in equity securities measured at fair value with changes in fair value recorded in interest and other income (loss) in the consolidated statements of operations. See Note 4 and Note 15 for additional information.
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
Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory/extension well costs is continuous until

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. See Note 6 for additional information.
As of December 31, 2022, the Company owned a participating interest in 10 gas processing plants, including the related gathering systems. The Company's ownership interests in the gas processing plants are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that the plants service. The operators of the plants process the Company's and third-party gas volumes for a fee. The Company's share of revenues and expenses derived from volumes processed through the plants are reported as components of oil and gas production costs. Revenues generated from the plants for the years ended December 31, 2022, 2021 and 2020 were $274 million, $271 million and $178 million, respectively. Expenses attributable to the plants for the same respective periods were $27 million, $61 million and $76 million. The capitalized costs of the plants are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.
The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant nonproducing properties, wells in the process of being drilled and in-process development projects are excluded from depletion until the related project is completed and proved reserves are established or, if unsuccessful, abandonments expense is recognized.
Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization, if doing so does not materially impact the depletion rate of its amortization base. Generally, no gain or loss is recorded until an entire amortization base is sold. However, gain or loss is recorded from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.
Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation, as of December 31, 2022 and 2021, respectively, are as follows:

	As of December 31,
	2022	2021
	(in millions)
Land and buildings (a)	$835	$889
Water infrastructure (b)	709	682
Information technology	55	56
Transport and field equipment (c)	25	29
Furniture and fixtures	21	24
Sand reserves	13	14
Total other property and equipment, net	$1,658	$1,694
____________________
(a)Includes land, buildings, any related improvements to land and buildings and a finance lease entered into by the Company for its corporate headquarters in Irving, Texas. See Note 10 for additional information.
(b)Includes costs for water pipeline infrastructure and water supply wells.
(c)Includes vehicles and aircraft.
Other property and equipment is net of accumulated depreciation of $371 million and $313 million as of December 31, 2022 and 2021, respectively. Other property and equipment is depreciated over its estimated useful life on a straight-line basis when the asset is placed into service. Buildings are generally depreciated over 20 to 39 years. Water infrastructure is generally depreciated over three to 50 years. Equipment, vehicles, aircraft, furniture and fixtures and information technology assets are generally depreciated over three to 10 years. Sand reserves are depleted on a units-of-production basis.
Leases. The Company enters into operating leases for drilling rigs, storage tanks, equipment and buildings, and has one finance lease for its corporate headquarters in Irving, Texas. The Company recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability. See Note 10 for additional information.
Impairment of long-lived assets. The Company performs assessments of its long-lived assets to be held and used, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
An impairment loss on proved oil and gas properties is indicated if the sum of the expected future cash flows, including cash flows from the Company's water services business that are used in the development of the assets, is less than the carrying amount of the assets, including the carrying value of the Company's water services business. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of current and planned exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the Company's assessment determines that a project is not expected to be developed, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments expense in the consolidated statements of operations.
Whenever events or changes in circumstances indicate that the carrying amount of other long-lived assets, including the Company's operating lease right-of-use assets, may not be recoverable, an impairment assessment is performed and the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets determined using either a discounted future cash flow model or another appropriate fair value method.
See Note 4 and Note 16 for additional information.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
The Company performed its annual quantitative assessment of goodwill during the third quarter of 2022 to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount. See Note 4 for additional information.
Capitalized interest. The Company capitalizes interest from external borrowings on expenditures for significant development projects (having an expected construction period of one year or longer) until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Oil sales. The Company recognizes oil sales revenue when (i) control/custody transfers to the purchaser and (ii) the agreed-upon index price, net of any price differentials, is fixed and determinable. Any costs incurred prior to the transfer of control to the customer, such as gathering and transportation costs, are recognized as oil and gas production costs.
NGL and gas sales. Under the majority of the Company's gas processing contracts, gas is delivered to a midstream processing entity and the Company elects to take residue gas and NGLs in-kind at the tailgate of the gas processing plant. The Company recognizes revenue when the products are delivered (custody transfer) to the ultimate third-party purchaser at a contractually agreed-upon delivery point at a specified index price, with gathering and processing fees recognized as oil and gas production costs. For NGL and gas products that the Company does not take in-kind, the Company recognizes revenue when the products are delivered to the midstream gathering or processing entity at a specified index price, net of downstream gathering and processing fees.
Net sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production and to secure diesel supply from the Gulf Coast. The Company also enters into purchase commitments to secure sand supply for the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company periodically sells diesel and sand to unaffiliated third parties in the Permian Basin if it has supply in excess of its operational needs. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity and storage commitments in order to secure available oil and gas transportation capacity from the Company's areas of production to downstream sales points and storage capacity at downstream sales points. The transportation and storage costs associated with these transactions are included in purchased commodities expense. See Note 14 for additional information.
Derivatives. All of the Company's derivatives are accounted for as non-hedge derivatives and are recorded at estimated fair value in the consolidated balance sheets. All changes in the fair values of its derivative contracts are recorded as gains or losses in the earnings of the periods in which they occur. The Company periodically enters into commodity price derivative positions, including oil production derivatives, NGL production derivatives and gas production derivatives. From time to time, the Company enters into contracts that contain embedded derivatives. These contracts are reviewed when they are entered into in order to identify and account for the derivative components. The Company's marketing derivatives, derivatives related to exercised conversion options on convertible senior notes and a derivative associated with contingent consideration were deemed derivatives embedded in host contracts.
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
The Company enters into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its commodity price derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 4 and Note 5 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Stock-based compensation. Stock-based compensation expense for restricted stock awards and units ("Equity Awards") and performance units ("Performance Awards") expected to be settled in the Company's common stock are measured at the grant date or modification date, as applicable, using the fair value of the award, and is recorded, net of estimated forfeitures, on a straight line basis over the requisite service period of the respective award. The fair value of Equity Awards are determined on the grant date or modification date, as applicable, using the prior day's closing share price. The fair value of Performance Awards are determined using a Monte Carlo simulation model. The Company has no program, plan or practice to coordinate the timing of grants of stock-based compensation with the release of material nonpublic information.
Equity Awards and Performance Awards are net settled by withholding shares of the Company's common stock to satisfy income tax withholding payments due upon vesting. Remaining vested shares are remitted to individual employee brokerage accounts. Shares to be delivered upon vesting of Equity Awards and Performance Awards are made available from authorized, but unissued, shares.
Restricted stock units expected to be settled in cash on their vesting dates, rather than in common stock ("Liability Awards"), are included in accounts payable – due to affiliates in the consolidated balance sheets. The fair value of Liability Awards on the grant date is determined using the prior day's closing share price. The Company recognizes the value of Liability Awards on a straight line basis over the requisite service period of the award. Liability Awards are recorded at fair value as of each balance sheet date using the closing share price on the balance sheet date. Changes in the fair value of Liability Awards are recorded as increases or decreases to stock-based compensation expense.
Equity Awards, Performance Awards and Liability Awards participate in dividends during their vesting periods and generally vest over three years. See Note 8 for additional information.
Net income (loss) per share. The Company's basic net income per share attributable to common stockholders is computed as (i) net income attributable to common stockholders, (ii) less participating share-based basic earnings (iii) divided by weighted average basic shares outstanding. The Company's diluted net income per share attributable to common stockholders is computed as (i) basic net income attributable to common stockholders, (ii) plus the reallocation of participating earnings, if any, (iii) plus the after-tax interest expense associated with the Company's convertible senior notes that are assumed to be converted into shares (iv) divided by weighted average diluted shares outstanding, which assumes the Company's convertible senior notes were converted into shares of the Company's common stock at the beginning of the reporting period. Diluted net income per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. During periods in which the Company realizes a net loss attributable to common stockholders, securities or other contracts to issue common stock would be dilutive to loss per share; therefore, conversion into common stock is assumed not to occur. See Note 18 for additional information.
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
Adoption of new accounting standards. There have not been any new standards issued that the Company considers material to its accounting or disclosures.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Other acquisitions. During 2022, 2021 and 2020, consideration transferred to acquire primarily undeveloped acreage for future exploration activities in the Spraberry/Wolfcamp field of the Midland Basin totaled $193 million, $58 million and $14 million, respectively.
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•During the year ended December 31, 2022, the Company divested certain undeveloped acres and producing wells in the Midland Basin for (i) cash proceeds of $164 million and (ii) ownership interests in certain Midland Basin undeveloped acres and producing wells valued at $8 million. The Company recorded a gain on these sales of $110 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
•In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") to Continental Resources, Inc. for cash proceeds of $3.0 billion, after normal closing adjustments. The Company recognized a loss of $1.1 billion, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021. The Company's Delaware Basin assets were acquired as part of the Parsley Acquisition.
•In October 2021, the Company completed the sale of 20 thousand net acres in western Glasscock County to Laredo in exchange for $137 million in cash and 960 thousand shares of Laredo's common stock, representing total consideration transferred of $206 million, after normal closing adjustments. The Company recognized a gain of $1 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021.
•In March 2021, the Company sold its well services business to a third party for (i) net cash proceeds of $20 million and (ii) up to $4 million of additional cash proceeds to be earned through March 2024. The Company recorded a gain on the sale of $9 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$172	$—	$—	$172
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$237	$1	$—	$238
Liabilities:
Marketing derivatives	$—	$—	$140	$140

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

	As of December 31, 2021
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$135	$—	$—	$135
Deferred compensation plan assets	74	—	—	74
Short-term investments	58	—	—	58
	$267	$—	$—	$267
Liabilities:
Commodity price derivatives (a)	$—	$486	$—	$486
Marketing derivatives	—	—	77	77
	$—	$486	$77	$563
______________________
(a)Includes $328 million as of December 31, 2021 of liabilities recorded in the fourth quarter of 2021 related to entering into equal and offsetting oil and gas commodity derivative trades that had the net effect of eliminating future fair value changes to certain of the Company's 2022 derivative obligations.
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
Short-term investments. In October 2021, the Company received 960 thousand shares of Laredo as partial consideration for its Glasscock Divestiture. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo common stock was determined using Level 1 inputs based on observable prices on a major exchange. During the year ended December 31, 2022, the Company sold all 960 thousand shares of Laredo common stock. See Note 3 and Note 15 for additional information.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes exercised their conversion option during the year ended December 31, 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Period is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices ("VWAP") of the Company's common stock during the Settlement Period. See Note 5, Note 7 and Note 19 for additional information.
Commodity price derivatives. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
The values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts, which is based on active and independent market-quoted volatility factors. The Company's commodity price derivatives represent oil basis swap contracts as of December 31, 2022 and oil and gas swap contracts, collar contracts and basis swap contracts as of December 31, 2021.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Commodity price derivative assets and liabilities recorded in the consolidated balance sheets were less than $1 million as of December 31, 2022. See Note 5 for additional information.
Marketing derivatives. The Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas. The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland oil price and the price the Company receives for the oil volumes sold is the WASP that the non-affiliated counterparty receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. The asset and liability measurements for the long-term marketing contracts are determined using both Level 2 and 3 inputs. The Company utilizes a discounted cash flow model for valuing the marketing derivatives.
The values attributable to the Company's marketing derivatives are determined based on Level 2 inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of December 31, 2022 and 2021 was $1.67 per barrel and $2.19 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by $28 million as of December 31, 2022. See Note 5 for additional information.
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
Based on management's commodity price outlooks as December 31, 2022, which represent long-term commodity price outlooks that are internally developed based on third party future commodity price estimates as of the measurement date ("Management's Price Outlook"), the Company determined events and circumstances did not indicate that the carrying value of the Company's proved properties were not recoverable.
Unproved oil and gas properties. Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of current and planned exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the Company's assessment determines that a project is not expected to be developed, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments expense in the consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company recorded noncash impairment charges of $7 million, $4 million and $11 million, respectively, to exploration and abandonments expense in the consolidated statements of operations.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. As a result of the Company's impairment assessments of other long-lived assets, the Company recorded $23 million of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
noncash impairment charges to other expense in the consolidated statements of operations. See Note 16 for additional information.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired.
Based on the Company's annual assessment of the fair value of goodwill as of July 1, 2022, the Company determined that its goodwill was not impaired. As of December 31, 2022, there were no material changes in events or circumstances that would warrant a reassessment for impairment.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$1,032	$1,032	$3,847	$3,847
Restricted cash (a) (b)	$—	$—	$37	$37
Liabilities:
Current portion of long-term debt:
Convertible senior notes (c)	$29	$69	$—	$—
Senior notes (c)	$750	$738	$244	$247
Long-term debt:
Convertible senior notes (c)	$925	$2,184	$1,307	$2,359
Senior notes (c)	$3,200	$2,696	$5,381	$5,390
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Represents funds in escrow for use in deficiency fee payments associated with the Company's South Texas Divestiture. See Note 2 and Note 11 for additional information.
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
The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures. See Note 2 for additional information.
Commodity derivatives. As of December 31, 2022, the Company has outstanding oil derivative contracts with JP Morgan Chase for three thousand Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33 in order to reduce the Company's basis risk.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of December 31, 2022, the Company's marketing derivatives reflect long-term marketing contracts entered into with Occidental Energy Marketing, Inc. ("Oxy") whereby the Company agreed to purchase and simultaneously sell barrels of oil at an oil terminal in Midland, Texas.
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
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is the WASP that Oxy receives for selling oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. See Note 4 for additional information.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Convertible Notes. For the year ended December 31, 2022, the conversion options attributable to $390 million of the principal amount of the Convertible Notes were exercised by the holders of the notes, of which $29 million remains in the Settlement Period as of December 31, 2022. See Note 4 and Note 7 for additional information.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments are as follows:

As of December 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Other - current	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$44	$—	$44
Marketing derivatives	Derivatives - noncurrent	$96	$—	$96

As of December 31, 2021
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Commodity price derivatives	Derivatives - current	$486	$—	$486
Marketing derivatives	Derivatives - current	$52	$—	$52
Marketing derivatives	Derivatives - noncurrent	$25	$—	$25

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Gains and losses recorded to net derivative loss in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$158	$437	$(213)
Cash receipts (payments/deferred obligations) on settled derivatives, net (a)	(358)	(2,595)	66
Total commodity derivative loss, net	(200)	(2,158)	(147)
Marketing derivatives:
Noncash derivative gain (loss), net	(63)	14	(112)
Cash payments on settled derivatives, net	(66)	(39)	—
Total marketing derivative loss, net	(129)	(25)	(112)
Conversion option derivatives:
Noncash derivative gain, net	1	—	—
Cash receipts on settled derivatives, net	13	—	—
Total conversion option derivative gain, net	14	—	—
Interest rate derivatives:
Cash payments on settled derivatives, net	—	—	(22)
Derivative loss, net	$(315)	$(2,183)	$(281)
_____________________
(a)The year ended December 31, 2021 includes $521 million of losses attributable to the early settlement of certain 2022 oil and gas commodity derivatives primarily related to (i) the termination of certain of its 2022 oil and gas commodity derivative positions and (ii) entering into equal and offsetting oil and gas commodity derivative trades, which had the net effect of eliminating future fair value changes to certain of its 2022 derivative positions.
NOTE 6. Exploratory Well and Project Costs
The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company's capitalized exploratory well and project costs are included in proved properties in the consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are recorded in exploration and abandonments expense in the consolidated statements of operations.
The changes in capitalized exploratory well and project costs are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning capitalized exploratory well and project costs	$632	$498	$660
Additions to exploratory well and project costs pending the determination of proved reserves	3,341	2,935	1,163
Additions to capitalized exploratory well and project costs from acquisitions	—	235	—
Reclassifications due to determination of proved reserves	(3,139)	(2,973)	(1,325)
Disposition of assets	—	(63)	—
Ending capitalized exploratory well and project costs	$834	$632	$498

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period of one year or less or more than one year, based on the date drilling was completed, are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except well counts)
One year or less	$834	$621	$495
More than one year	—	11	3
	$834	$632	$498
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	—	3	1
______________________
(a)The three exploratory wells that were suspended for a period greater than one year as of December 31, 2021 were completed during the first quarter of 2022. The one exploratory well that was suspended for a period greater than one year as of December 31, 2020 was completed in 2021.
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and net discounts, are as follows:

	As of December 31, 2022	As of December 31, 2021
	(in millions)
Outstanding debt principal balances:
3.950% senior notes due 2022	$—	$244
0.550% senior notes due 2023	750	750
0.750% senior callable notes due 2024	—	750
0.250% convertible senior notes due 2025	962	1,323
1.125% senior notes due 2026	750	750
4.450% senior notes due 2026	—	500
5.625% senior notes due 2027	—	179
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	4,941	6,975
Issuance costs and discounts, net	(37)	(43)
Total debt	4,904	6,932
Less current portion of long-term debt	779	244
Long-term debt	$4,125	$6,688

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions ("Syndicate") and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date of January 12, 2026. As of December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of December 31, 2022, the Company was in compliance with its debt covenants.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Senior notes. In September 2022, the Company delivered an irrevocable notice of call to the holders of its outstanding 5.625% senior notes due 2027. The 5.625% senior notes due 2027, with a debt principal balance of $179 million, were repaid in October 2022. The Company recorded an $8 million net gain on early extinguishment of debt to other expense associated with the debt repayment. See Note 16 for additional information.
In February 2022, the Company paid $1.3 billion to redeem its outstanding 0.750% Senior Notes due 2024 and 4.450% Senior Notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively. The Company recorded a $47 million loss on early extinguishment of debt to other expense associated with the early redemptions. See Note 16 for additional information.
In May 2021, the Company issued $750 million of 0.550% senior notes that will mature May 15, 2023 (the "May 2021 Senior Notes Offering"). The Company received proceeds, net of $4 million of issuance costs and discounts, of $746 million. Interest on the notes is payable on May 15 and November 15 of each year.
The Company used $731 million of the proceeds from the May 2021 Senior Notes Offering to redeem DoublePoint's 7.750% senior notes due 2025. Associated with the redemption, the Company recorded a $3 million gain on the early extinguishment of debt to other expense. See Note 16 for additional information.
In January 2021, the Company issued $750 million of 0.750% senior callable notes that will mature January 15, 2024, $750 million of 1.125% senior notes that will mature January 15, 2026 and $1.0 billion of 2.150% senior notes that will mature January 15, 2031 (the "January 2021 Senior Notes Offering"). The Company received proceeds, net of $24 million of issuance costs and discounts, of $2.5 billion. Interest on each of the notes is payable on January 15 and July 15 of each year.
The Company used the proceeds from the January 2021 Senior Notes Offering to pay (i) $1.6 billion to redeem Parsley's 5.250% senior notes due 2025, Parsley's 5.375% senior notes due 2025 and Jagged Peak's 5.875% senior notes due 2026 (assumed by Parsley in a prior acquisition) and (ii) $852 million to purchase a portion of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 pursuant to a cash tender offer. In connection with the tender offers, the Company also obtained the requisite consents from holders of Parsley's 5.625% senior notes due 2027 and Parsley's 4.125% senior notes due 2028 to amend the indentures pursuant to which the notes were issued to, among other things, (i) eliminate substantially all of the restrictive covenants and related provisions and certain events of default contained in each indenture and (ii) shorten the minimum notice requirement for optional redemptions to three days. Associated with the redemption and tenders, the Company recognized a $5 million loss on the early extinguishment of debt to other expense. See Note 16 for additional information.
The Company's 3.950% senior notes and 3.450% senior notes, with debt principal balances of $244 million and $140 million, respectively, matured and were repaid in July 2022 and January 2021, respectively. The Company funded the repayments with cash on hand.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The Company's 0.550% senior notes, with a debt principal balance of $750 million, will mature in May 2023. The 0.550% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of December 31, 2022.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.2823 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $97.25 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $97.25 per share of common stock and an adjusted capped price of $138.40 per share of common stock. The net cost of $113 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.
As of December 31, 2022, the Convertible Notes had an outstanding principal balance of $962 million and unamortized issuance costs of $8 million. The effective annual interest rate on the Convertible Notes is 0.6 percent.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Interest expense recognized on the Convertible Notes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Contractual coupon interest	$3	$3	$2
Amortization of issuance discount (a)	—	—	28
Amortization of capitalized loan fees	4	5	2
	$7	$8	$32
______________________
(a)Upon adoption of ASU 2020-06, the Company no longer amortizes the issuance discount associated with the Convertible Notes to interest expense over the life of the Convertible Notes.
Convertible Note conversions. During the last 30 consecutive trading days of the fourth quarter of 2021 and every quarter of 2022, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders from January 1, 2022 through March 31, 2023.
During the year ended December 31, 2022, certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash receipts and cash payments associated with the conversions:

	Year Ended December 31,
	2022	2021
	(in millions)
Cash payments:
Principal repayments	$361	$—
Conversion premiums	496	—
Cash payments	$857	$—

Cash receipts:
Capped Call proceeds	$103	$—
Conversion option derivative receipts, net	13	—
Cash receipts, net	$116	$—
The Company recorded the conversion premiums paid, Capped Call proceeds and $26 million of associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of December 31, 2022, $29 million of the principal amount of the Convertible Notes remains in the Settlement Period. These Convertible Notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of December 31, 2022. The current portion of Convertible Notes will be cash settled at the end of their respective Settlement Periods during the first quarter of 2023.
See Note 4, Note 5 and Note 19 for additional information.
Principal payments scheduled to be made on the Company's long-term debt are as follows (in millions):

2023	$779
2024	$—
2025	$933
2026	$750
2027	$—
Thereafter	$2,479

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Interest expense activity is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash payments for interest	$138	$136	$119
Amortization of issuance discounts (premiums), net	(2)	(4)	29
Amortization of capitalized loan fees	12	14	5
Net changes in accruals	(20)	17	(19)
Interest incurred	128	163	134
Less capitalized interest	—	(2)	(5)
	$128	$161	$129
NOTE 8. Incentive Plans
Deferred compensation retirement plan. The Company's deferred compensation retirement plan allows for qualified officers and certain key employees of the Company to contribute up to 50 percent of their base salary and 100 percent of their annual bonus. The Company provides a matching contribution of 100 percent of the officer's and key employee's contribution limited up to the first 10 percent of their salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan.
The Company match for the deferred compensation plan is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Deferred compensation plan	$2	$2	$1
401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's annual base salary (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contribution and allocations of the Matching Contribution's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins on the participant's date of hire. Eligible employees are automatically enrolled in the 401(k) Plan at a contribution rate of five percent of the employee's annual base salary, unless the employee opts out of participation or makes an alternate election within 30 days of becoming eligible for participation.
The Company match for the 401(k) Plan is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
401(k) Plan	$21	$17	$18
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company.
In connection with the Parsley Acquisition, the Company assumed all rights and obligations under the Amended and Restated Parsley Energy, Inc. 2014 Long-Term Incentive Plan (the "2014 Parsley Plan") and the Jagged Peak Energy Inc. 2017 Long-Term Incentive Plan, and together with the 2014 Parsley Plan, (the "Parsley Plans"). The awards outstanding under the Parsley Plans were assumed by the Company and were automatically converted into an award with the right to receive a

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
number of shares of Pioneer common stock that is equal to the product of the number of shares of Parsley common stock subject to such award under the Parsley Plans as of the acquisition date and the Exchange Ratio (0.1252).
Shares available for future grant pursuant to awards under the LTIP are as follows:

As of December 31, 2022
Approved and authorized awards	12,600,000
2014 Parsley Plan awards available to the LTIP (a)	879,575
Awards issued under plan	(9,376,230)
4,103,345
______________________
(a)Under NYSE rules, the Company added the shares that were available under the 2014 Parsley Plan to the LTIP. These shares can only be used for grants to employees who were not employed or engaged by Pioneer or any of its subsidiaries immediately before the Parsley Acquisition and such awards may only be granted through May 22, 2024, the date that the 2014 Parsley Plan would have otherwise expired.
Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan ("ESPP") allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Employee contributions to the ESPP are limited to $21,250 during the eight-month offering period (January 1 to August 31). Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower.
Shares available for future issuance under the ESPP are as follows:

As of December 31, 2022
Approved and authorized shares	2,500,000
Shares issued	(1,213,133)
1,286,867
Stock-based compensation expense and the associated income tax benefit for awards issued under both the LTIP and ESPP are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Equity Awards	$44	$44	$49
Liability Awards (a)	21	17	12
Restricted stock and performance units - Parsley awards (b)	—	33	—
Performance Awards	32	27	21
ESPP	2	2	2
	$99	$123	$84
Capitalized stock-based compensation expense	$18	$17	$15
Income tax benefit	$8	$14	$7
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of December 31, 2022 and December 31, 2021, accounts payable – due to affiliates included $6 million and $9 million, respectively, of liabilities attributable to Liability Awards.
(b)Represents the accelerated vesting of Parsley restricted stock equity awards and performance units upon completion of the Parsley Acquisition, which was recorded to other expense in the consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
As of December 31, 2022, there is $91 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards of which $20 million is attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in common stock. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Restricted stock awards. The Company routinely awards Equity Awards and Liability Awards as compensation to directors, officers and employees of the Company.

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Equity Awards granted:
Weighted average grant-date fair value per share	$223.05	$141.82	$108.24
Equity Awards vested:
Grant-date fair value	$62	$50	$59
Total fair value at vesting	$109	$51	$47
Liability Awards vested:
Cash paid	$24	$14	$16
Performance Awards. Each year, at its discretion, the Company's Board of Directors (the "Board") awards performance units to the Company's officers under the LTIP. The number of shares of common stock to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The Performance Awards vest over a service period of approximately three years.
The grant-date fair value of Performance Awards is recorded as stock-based compensation expense ratably over the service period.

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Performance Awards granted:
Weighted average grant-date fair value per share	$331.58	$165.32	$184.06
Performance Awards vested:
Grant-date fair value	$26	$13	$10
Total fair value at vesting	$30	$14	$5
The fair value of Performance Awards is determined using a Monte Carlo simulation model that utilizes multiple input variables to determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
Assumptions used to estimate the fair value of Performance Awards granted in each of the following years are as follows:

	2022			2021			2020
Risk-free interest rate	1.37%			0.18%			0.68%
Range of volatilities	25%	-	105%	25%	-	104%	31%	-	45%

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Activity for Equity Awards, Liability Awards, Performance Awards and stock options is as follows:

	Year Ended December 31, 2022
	Equity Awards		Liability Awards	Performance Awards		Stock Options
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of shares	Number of units (a)	Weighted Average Grant- Date Fair Value	Number of shares
Beginning awards	741,892	$131.83	182,278	304,686	$173.39	6,039
Awards granted	249,765	$223.05	49,748	114,066	$331.58	—
Awards forfeited	(50,793)	$151.54	(12,829)	(6,226)	$244.11	—
Awards vested (b) (c)	(459,571)	$134.60	(99,502)	(144,523)	$182.95	—
Options exercised	—	$—	—	—	$—	(6,039)
Ending awards	481,293	$174.44	119,695	268,003	$233.92	—
______________________
(a)Amount reflects the number of performance units initially granted. The actual payout of shares upon vesting may be between zero and 250 percent of the performance units included in this table depending upon the total shareholder return ranking of the Company compared to peer companies at the vesting date.
(b)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain Equity Awards that vest during the period.
(c)For Performance Awards, the awards vested reflects the number of performance units that vested upon retirement or departure of eligible officers or when the performance period of the award ended. Awards that vest upon retirement or departure of eligible officers are not transferred to the officer until the original performance period of the award lapses. Of the 144,523 units that vested, 13,718 are associated with eligible officer retirements and departures during the year ended December 31, 2022 that will be issued in future years when the original performance period ends. On December 31, 2022, the performance period ended on 132,163 Performance Awards that earned 0.99 shares for each vested award resulting in 130,855 aggregate shares of common stock being issued on January 3, 2023. Of the 132,163 Performance Awards that lapsed, 1,358 units were associated with Performance Awards that vested in prior years upon retirement or departure of eligible officers.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Asset retirement obligations activity is as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Beginning asset retirement obligations	$354	$282
Liabilities assumed in Parsley Acquisition	—	73
Liabilities assumed in DoublePoint Acquisition	—	37
New wells placed on production	8	10
Changes in estimates (a)	162	7
Dispositions	—	(24)
Liabilities settled	(62)	(38)
Accretion of discount	15	7
Ending asset retirement obligations	477	354
Less current portion of asset retirement obligations	(82)	(55)
Asset retirement obligations, long-term	$395	$299
_____________________
(a)Changes in estimates are determined based on several factors, including updating abandonment cost estimates using recent actual costs incurred to abandon wells, credit-adjusted risk-free discount rates, economic well life estimates and forecasted timing of abandoning wells. The change in estimate for the year ended December 31, 2022 is primarily due to an increase in abandonment cost estimates based on recent actual costs incurred to abandon wells.
NOTE 10. Leases
As of December 31, 2022, the Company has one finance lease for its corporate headquarters office building. The Company's operating leases, as of December 31, 2022, are comprised of drilling rigs, storage tanks, equipment and buildings.
The Company's finance lease balances are as follows:

		As of December 31,
Type	Consolidated Balance Sheet Location	2022	2021
		(in millions)
Assets:
Finance lease right-of-use asset	Other property and equipment, net	$472	$500
Liabilities:
Finance lease liability, current	Other liabilities - current	$20	$18
Finance lease liability, noncurrent	Other liabilities - noncurrent	$501	$521

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Finance lease cost:
Amortization of right-of-use asset	$28	$28	$28
Interest on lease liability	16	16	17
Operating lease cost (a)	151	162	151
Short-term lease cost (b)	211	107	23
Variable lease cost (c)	40	59	27
	$446	$372	$246
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
The Company subleases to third parties certain office space related to leases acquired by the Company through the Parsley Acquisition. The subleases are classified as operating leases and the Company recognizes sublease income on a straight-line basis over the sublease term. During the years ended December 31, 2022 and 2021, the Company recorded $20 million and $4 million, respectively, to other income in the consolidated statement of operations associated with the subleases. The Company did not recognize sublease income during the year ended December 31, 2020. See Note 15 for additional information.
Cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating cash flows:
Cash payments for operating, short-term and variable leases	$200	$131	$83
Cash payments for interest on finance lease	$16	$16	$17
Investing cash flows:
Cash payments for operating, short-term and variable leases (a)	$208	$191	$130
Financing cash flows:
Cash payments for principal on finance lease	$18	$17	$16
_____________________
(a)Represents costs associated with drilling operations that are capitalized as additions to oil and gas properties.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The changes in lease liabilities are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Operating	Finance	Operating	Finance
	(in millions)
Beginning lease liabilities	$364	$539	$210	$556
Liabilities assumed in exchange for new right-of-use assets (a)	149	—	100	—
Liabilities assumed in the Parsley Acquisition	—	—	201	—
Liabilities assumed in the DoublePoint Acquisition	—	—	2	—
Contract modifications (b)	(6)	—	2	—
Liabilities settled	(153)	(18)	(158)	(17)
Accretion of discount on operating leases (c)	7	—	7	—
Ending lease liabilities (d)	$361	$521	$364	$539
______________________
(a)Represents noncash leasing activity. The weighted-average discount rate used to determine the present value of future operating lease payments was 2.5 percent and 1.8 percent for the year ended December 31, 2022 and 2021, respectively. The Company used a 3.0 percent discount rate to determine the present value of its future finance lease payments for its corporate headquarters office building that commenced in 2019.
(b)Represents changes in lease liabilities due to modifications of original contract terms.
(c)Represents imputed interest on discounted future cash payments of operating leases.
(d)As of December 31, 2022, the weighted-average remaining lease term of the Company's operating and finance leases is five and 17 years, respectively, as compared to six and 18 years as of December 31, 2021.

Maturities of lease liabilities are as follows:

	As of December 31, 2022
	Operating	Finance
	(in millions)
2023	$132	$35
2024	93	35
2025	42	36
2026	20	36
2027	20	37
Thereafter	78	491
Total lease payments	385	670
Less present value discount	(24)	(149)
Present value of lease liabilities	$361	$521
NOTE 11. Commitments and Contingencies
Severance agreements. As of December 31, 2022, the Company has entered into severance and change in control agreements with certain of its officers and key employees.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalties and income taxes. The Company does not recognize a liability if the fair value of the divestiture obligation is immaterial or the likelihood of making payments for the retained obligation is remote.
South Texas Divestiture. In conjunction with the South Texas Divestiture, the Company transferred its long-term midstream agreements and associated minimum volume commitments ("MVCs") to the buyer. However, the Company retained the obligation to pay 100 percent of any deficiency fees associated with the MVCs from January 2019 through July 2022. During the years ended December 31, 2022 and 2021, the Company paid $173 million and $147 million, respectively, related to the MVCs deficiency fees. The buyer was required to reimburse the Company for 18 percent of the deficiency fees paid by the Company from January 2019 through July 2022 in installments beginning in 2023 through 2025. During the year ended December 31, 2022, the Company received the deficiency fee reimbursements of $89 million due to a change in control of the buyer, which resulted in the acceleration of the deficiency fee installments.
Firm purchase, gathering, processing, transportation, fractionation, storage and service commitments. From time to time, the Company enters into, and as of December 31, 2022 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling, pressure pumping and water disposal services. These commitments are normal and customary for the Company's business activities.
Minimum firm commitments for the next five years are as follows:

As of December 31, 2022
(in millions)
2023	$844
2024	$791
2025	$787
2026	$609
2027	$626
Oil and gas delivery and purchase commitments. The Company has contracts that require delivery or purchases of fixed volumes of oil and gas. The Company intends to fulfill its short-term and long-term delivery obligations with the Company's production or from purchases of third party volumes.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Delivery and purchase commitments for oil and gas are as follows:

	As of December 31, 2022
	Delivery		Purchase
	Oil	Gas	Oil
	(Bbls per day)	(MMBtu per day)	(Bbls per day)
2023	130,000	428,356	90,000
2024	122,459	408,880	90,000
2025	74,795	345,000	90,000
2026	50,000	223,630	90,000
2027	39,521	129,932	90,000
Thereafter	—	101,472	11,230
NOTE 12. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash that was received during the first quarter of 2019. ProPetro is considered a related party as the shares received represent 14 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. During 2022, the Company entered into two new agreements with ProPetro for pressure pumping services, with one agreement ending in August 2023 and the other ending in August 2024. Under the two new ProPetro agreements, the Company has the right to terminate with 90-days written notice without penalty.
Phillip A. Gobe, a nonemployee member of the Board, was appointed by the board of directors of ProPetro to serve as its Executive Chairman in October 2019 and Chief Executive Officer in March 2020, and served as Chief Executive Officer and Chairman of the board of directors of ProPetro through August 31, 2021, at which point he continued as ProPetro's Executive Chairman. In March 2022, Mr. Gobe transitioned to non-executive Chairman of the board of directors of ProPetro. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party.
Transactions for ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Pressure pumping related service charges	$342	$406	$238

	As of December 31, 2022	As of December 31, 2021
	(in millions)
Accounts payable - due to affiliate	$44	$66

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The Company discloses ProPetro's summarized financial information on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when ProPetro reports its results. Summarized financial information for ProPetro is as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31,
		2021	2020
	(in millions)
Revenue - service revenue	$931	$875	$789
Cost of services (exclusive of depreciation and amortization)	$640	$662	$584
Net loss	$(11)	$(54)	$(107)
NOTE 13. Major Customers
Purchasers of the Company's oil, NGL and gas production that individually accounted for 10 percent or more of the Company's oil and gas revenues in at least one of the three years ended December 31, 2022 are as follows:

	Year Ended December 31,
	2022	2021	2020
Energy Transfer Crude Marketing LLC	23%	20%	36%
Shell Trading US Company	14%	13%	2%
Occidental Energy Marketing Inc.	12%	10%	18%
Plains Marketing L.P.	10%	9%	14%
The loss of any of these major purchasers, which primarily purchase the Company's oil production, could have a material adverse effect on the ability of the Company to produce and sell its oil production.
Purchasers of the Company's purchased commodities that individually accounted for 10 percent or more of the Company's sales of purchased commodities in at least one of the three years ended December 31, 2022 are as follows:

	Year Ended December 31,
	2022	2021	2020
Occidental Energy Marketing Inc.	14%	27%	28%
The loss of the above major purchaser of purchased commodities would not be expected to have a material adverse effect on the ability of the Company to sell commodities it purchases from third parties.
NOTE 14. Revenue Recognition
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil, gas, diesel and sand are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs, gas, diesel and sand are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGLs, gas, diesel and sand generally fluctuate similar to changes in the relevant market index prices.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Oil sales	$12,289	$8,808	$2,871
NGL sales	2,204	1,707	490
Gas sales	1,817	988	269
Total oil and gas revenues	16,310	11,503	3,630
Sales of purchased oil	7,992	6,247	3,359
Sales of purchased gas	80	62	24
Sales of purchased diesel	—	58	11
Sales of purchased sand	2	—	—
Total sales of purchased commodities	8,074	6,367	3,394
	$24,384	$17,870	$7,024
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company records revenues from the sale of purchased diesel and sand upon delivery to the purchaser. As of December 31, 2022 and December 31, 2021, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $1.8 billion and $1.6 billion, respectively.
NOTE 15. Interest and Other Income (Loss), Net
The components of interest and other income (loss) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Investment in affiliate valuation adjustment (Note 4)	$37	$12	$(64)
Interest income	36	1	5
Sublease income (Note 10)	20	4	—
Investment in Laredo valuation adjustment (Note 4)	17	(11)	—
Contingent consideration valuation adjustment (Note 5)	—	—	(42)
Deferred compensation plan income (loss), net (Note 4)	(7)	10	7
Other	16	7	27
	$119	$23	$(67)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
NOTE 16. Other Expense
The components of other expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Loss on early extinguishment of debt, net (Note 7)	$39	$2	$27
Unoccupied facility expense (a)	35	38	(1)
Termination and idle drilling and frac equipment charges (b)	25	10	80
Legal and environmental contingencies (Note 11)	23	17	12
Impairment of long-lived assets (c) (Note 4)	23	—	—
Transportation commitment charges (d)	10	22	16
Restructuring charges (e)	—	2	79
Parsley Acquisition transaction costs (f)	—	211	10
DoublePoint Acquisition transaction costs (g)	—	33	—
Winter Storm Uri gas commitments (h)	—	80	—
Vertical integration services income (i)	(7)	(6)	(2)
South Texas deficiency fee obligation, net (j)	(18)	(10)	80
Other	43	11	20
	$173	$410	$321
____________________
(a)Primarily represents facilities expense associated with certain acquired Parsley offices that are no longer occupied by the Company.
(b)Includes idle frac equipment fees, frac reservation fees and drilling rig early termination charges.
(c)Impairments of long-lived assets in 2022 primarily represents a decrease in fair value of an unoccupied field office and certain operating lease right-of-use assets to their estimated fair values.
(d)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(e)Primarily represents the Company's 2020 corporate restructuring to reduce its staffing levels to correspond with a planned reduction in future activity levels.
(f)Represents costs associated with the Parsley Acquisition, which includes $90 million of employee-related costs and $121 million of transaction-related fees during the year ended December 31, 2021. See Note 3 for additional information.
(g)Represents transaction costs associated with the DoublePoint Acquisition. See Note 3 for additional information.
(h)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
(i)Represents net margins (attributable to third party working interest owners) that result from Company-provided vertically integrated services, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. The components of the vertical integration services net margins are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Gross revenues	$34	$40	$42
Gross costs and expenses	$27	$34	$40
(j)Represents changes to the Company's forecasted MVCs deficiency fee obligation and related receivable associated with the South Texas Divestiture. See Note 11 for additional information.
NOTE 17. Income Taxes
The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
DoublePoint Acquisition. During the year ended December 31, 2021, the Company purchased all the membership interests of DoublePoint, a disregarded entity for federal income tax purposes. As a result, for tax purposes, the Company recorded the cost basis in the assets acquired equal to its purchase price (i.e. stepped-up basis).
Parsley Acquisition. For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. During the year ended December 31, 2021, the Company recorded a deferred tax liability of $133 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consisted of NOLs of $2.3 billion that are subject to an annual limitation under Internal Revenue Code Section 382. As of December 31, 2022, $1.2 billion of the acquired NOLs have been realized. The Company believes it is more likely than not that the remaining acquired NOLs will be utilized before they expire. Offsetting the deferred tax asset attributes are deferred tax liability attributes, primarily related to the cost basis in oil and gas properties for tax purposes being less than the recorded book amounts.
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. The IRA did not impact the Company's current year tax provision or the Company's consolidated financial statements, but the new provisions could impact future periods.
Enactment of the Consolidated Appropriations Act, 2021. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the "Act"). The Act includes many tax provisions, including the extension of various expiring provisions, extensions and expansions of certain earlier pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company's tax provisions or the Company's consolidated financial statements.
Enactment of the Coronavirus Aid, Relief and Economic Security Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's tax provisions or the Company's consolidated financial statements.
Uncertain tax positions. The Company had state unrecognized tax benefits ("UTBs") for the 2013 tax year and for the tax years of 2015 through 2018 resulting from research and experimental expenditures related to horizontal drilling and completion innovations. In July 2022, the Company and the state taxing authorities effectively settled the uncertain tax positions for all years. As of December 31, 2022, the Company no longer has any UTBs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning unrecognized tax benefits	$27	$—	$39
Current year additions	—	27	—
Effectively settled tax positions	(27)	—	(39)
Ending unrecognized tax benefits	$—	$27	$—
Other tax matters.
Net tax refunds (payments) related to filed tax returns are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Tax refunds (payments), net (a)	$(445)	$(1)	$13
____________________
(a)Represents state tax payments of $21 million, $3 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively, U.S. net federal tax payments of $424 million for the year ended December 31, 2022 and U.S. federal tax refunds of $2 million and $16 million for the years ended December 31, 2021 and 2020, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2022, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.
The earliest open years in the Company's key jurisdictions are as follows:

U.S. federal	2021
Various U.S. states	2014
Income tax benefit (provision) is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
U.S. federal	$(260)	$(1)	$12
U.S. state	(39)	(44)	(3)
Current income tax benefit (provision)	(299)	(45)	9
Deferred:
U.S. federal	(1,788)	(585)	55
U.S. state	(19)	2	(3)
Deferred income tax benefit (provision)	(1,807)	(583)	52
Income tax benefit (provision)	$(2,106)	$(628)	$61

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The effective tax rate for income (loss) is reconciled to the United States federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except percentages)
Income (loss) before income taxes	$9,951	$2,746	$(261)
Federal statutory income tax rate	21%	21%	21%
Benefit (provision) for federal income taxes at the statutory rate	(2,090)	(577)	55
State income tax provision (net of federal tax)	(45)	(33)	(5)
Transaction costs	—	(6)	—
Other	29	(12)	11
Income tax benefit (provision)	$(2,106)	$(628)	$61
Effective tax rate	21%	23%	23%
Significant components of deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss carryforward (a)	$225	$1,263
Credit carryforwards	—	110
Lease deferred tax assets	190	196
Asset retirement obligations	104	77
Net deferred hedge losses	33	167
Incentive plans	25	27
Convertible debt	2	17
South Texas Divestiture	—	41
Other	54	60
Deferred tax assets	633	1,958
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(4,186)	(3,664)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(233)	(235)
Lease deferred tax liabilities	(72)	(76)
South Texas Divestiture	—	(18)
Other	(9)	(3)
Deferred tax liabilities	(4,500)	(3,996)
Net deferred tax liability	$(3,867)	$(2,038)
____________________
(a)Net operating loss carryforwards as of December 31, 2022 consist of $1.1 billion of U.S. federal NOLs that can be carried forward indefinitely. Additionally, the net operating loss carryforwards consist of $177 million of Colorado NOLs that begin to expire in 2027, all of which have a fully offsetting valuation allowance.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
NOTE 18. Net Income (Loss) Per Share and Stockholders' Equity
Net income (loss) per share. The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Net income (loss) attributable to common stockholders	$7,845	$2,118	$(200)
Participating share-based earnings (a)	(15)	(5)	—
Basic net income (loss) attributable to common stockholders	7,830	2,113	(200)
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	6	6	—
Diluted net income (loss) attributable to common stockholders	$7,836	$2,119	$(200)

Basic weighted average shares outstanding	240	233	165
Contingently issuable stock-based compensation	—	1	—
Convertible Notes (b)	12	12	—
Diluted weighted average shares outstanding	252	246	165

Net income (loss) per share attributable to common stockholders:
Basic	$32.61	$9.06	$(1.21)
Diluted	$31.13	$8.61	$(1.21)
______________________
(a)Unvested Equity Awards represent participating securities because they participate in non-forfeitable dividends with the common equity owners of the Company. Participating share-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested Equity Awards do not participate in undistributed net losses as they are not contractually obligated to do so. The dilutive effect of the reallocation of participating share-based earnings to diluted net income attributable to common stockholders was negligible.
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the years ended December 31, 2022 and 2021, respectively. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. See Note 7 for additional information.
Stockholders' equity. The Company's return of capital strategies include a base and variable dividend policy and a stock repurchase program. The Board, at its sole discretion, may change its dividend policy and/or the Company's stock repurchase program based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, quarterly operating cash flows or other factors. Dividends declared by the Board and stock repurchased during the period are presented in the Company's consolidated statements of equity as dividends declared and purchases of treasury stock, respectively. Dividends paid and stock repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Dividends that are declared and have not been paid, if any, are included in other current liabilities in the consolidated balance sheets. Stock repurchases are included as treasury stock in the consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Dividends. Base and variable dividends declared by the Board are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
Third quarter	1.10	7.47	8.57	2,053
Fourth quarter	1.10	4.61	5.71	1,357
	$3.76	$21.68	$25.44	$6,120
2021:
First quarter	$0.56	$—	$0.56	$122
Second quarter	0.56	—	0.56	138
Third quarter	0.56	1.51	2.07	508
Fourth quarter	0.62	3.02	3.64	890
	$2.30	$4.53	$6.83	$1,658
2020:
First quarter	$0.55	$—	$0.55	$91
Second quarter	0.55	—	0.55	91
Third quarter	0.55	—	0.55	91
Fourth quarter	0.55	—	0.55	91
	$2.20	$—	$2.20	$364
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. See Note 19 for additional information.
Stock repurchase program. In February 2022, the Board authorized a $4 billion common stock repurchase program. This authorization replaced the previously authorized $2 billion common stock repurchase program, which had $841 million remaining at the time it was replaced. Under this stock repurchase program, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the stock repurchase programs are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Shares repurchased (a)	$1,649	$250	$160
______________________
(a)During the year ended December 31, 2022, 7.2 million shares were repurchased under the stock repurchase program, as compared to 1.4 million and 1.5 million shares repurchased during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2022, $2.4 billion remained available for use to repurchase shares under the Company's common stock repurchase program.
NOTE 19. Subsequent Events
Dividends. On February 22, 2023, the Board declared a quarterly base dividend of $1.10 per share and a quarterly variable dividend of $4.48 per share on the Company's outstanding common stock, payable March 17, 2023 to shareholders of record at the close of business on March 6, 2023.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Share repurchases. Subsequent to December 31, 2022, pursuant to a Rule 10b5-1 plan, the Company repurchased 1.2 million shares for $250 million under its stock repurchase program.
Convertible Note conversions. Subsequent to December 31, 2022, the Company settled certain conversion options that were exercised by the holders of the Company's Convertible Notes prior to December 31, 2022. The Company settled the conversion options in cash, resulting in total cash payments of $69 million, of which $29 million was a repayment of the Convertible Notes principal balance. Additionally, subsequent to December 31, 2022, certain holders of the Company's Convertible Notes exercised their conversion options attributable to $69 million of the Convertible Notes' principal balance. The Company received Capped Call proceeds of $17 million subsequent to December 31, 2022 associated with conversion options. See Note 7 for additional information.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the U.S. See the Company's accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	As of December 31,
	2022	2021
	(in millions)
Oil and gas properties:
Proved	$38,465	$34,454
Unproved	6,008	6,063
Capitalized costs for oil and gas properties	44,473	40,517
Less accumulated depletion, depreciation and amortization	(14,843)	(12,335)
Net capitalized costs for oil and gas properties	$29,630	$28,182
Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Property acquisition costs:
Proved	$6	$9,039	$—
Unproved	167	8,090	14
Exploration costs (a)	3,167	2,690	1,172
Development costs (b)	780	706	387
Total costs incurred	$4,120	$20,525	$1,573
______________________
(a)Exploration costs incurred for oil and gas production activities includes $6 million, $8 million and $5 million related to asset retirement obligations for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)Development costs incurred for oil and gas producing activities includes the following amounts:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Production facilities (a)	$262	$171	$79
Development drilling	247	327	118
Asset retirement obligations	155	7	107
Equipment upgrades	65	133	40
Gas processing plants (b)	13	18	17
Other (c)	38	50	26
Total development costs incurred	$780	$706	$387
______________________
(a)Primarily represents production facilities, including tank batteries, flowlines and pipeline connections that were associated with development wells and successful exploratory/extension wells placed on production.
(b)Represents gas plant capital related to the Company's ownership share in gas processing plants and related gathering systems.
(c)Primarily represents (i) electrical infrastructure (ii) labor costs associated with the Company's capital program and (iii) development costs related to produced water disposal wells.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2022, 2021 and 2020 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.
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
December 31, 2022, 2021 and 2020
The following table provides a rollforward of total proved reserves. Oil and NGL volumes are expressed in MBbls, gas volumes are expressed in MMcf and total volumes are expressed in MBOE.

	Year Ended December 31,
	2022				2021				2020
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Total Proved Reserves:
Balance, January 1	967,628	669,980	3,506,708	2,222,059	568,784	379,187	1,940,100	1,271,321	603,750	281,983	1,499,513	1,135,652
Production (b)	(128,467)	(58,507)	(319,486)	(240,222)	(130,300)	(52,204)	(272,351)	(227,896)	(77,095)	(31,376)	(166,863)	(136,282)
Revisions of previous estimates	(53,745)	7,882	203,428	(11,958)	(65,884)	242	161,822	(38,672)	(68,300)	73,107	342,720	61,927
Extensions and discoveries	187,003	119,252	607,231	407,460	230,458	136,716	688,637	481,947	111,239	55,952	267,497	211,774
Sales of minerals-in-place	(637)	(262)	(1,412)	(1,134)	(113,898)	(33,566)	(143,669)	(171,409)	(1,480)	(803)	(4,434)	(3,022)
Purchases of minerals-in-place	236	100	522	423	478,468	239,605	1,132,169	906,768	670	324	1,667	1,272
Balance, December 31	972,018	738,445	3,996,991	2,376,628	967,628	669,980	3,506,708	2,222,059	568,784	379,187	1,940,100	1,271,321
Proved Developed Reserves:
Balance, January 1	847,632	584,492	3,076,329	1,944,845	539,320	362,584	1,855,607	1,211,172	571,293	268,468	1,429,417	1,077,997
Balance, December 31	861,973	660,066	3,574,429	2,117,777	847,632	584,492	3,076,329	1,944,845	539,320	362,584	1,855,607	1,211,172
Proved Undeveloped Reserves:
Balance, January 1	119,996	85,488	430,379	277,214	29,464	16,603	84,493	60,149	32,457	13,515	70,096	57,655
Balance, December 31	110,045	78,379	422,562	258,851	119,996	85,488	430,379	277,214	29,464	16,603	84,493	60,149
______________________
(a)The proved gas reserves as of December 31, 2022, 2021 and 2020 include 192,814 MMcf, 186,325 MMcf and 115,239 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel.
(b)Production for the years ended December 31, 2022, 2021 and 2020 includes 18,330 MMcf, 15,420 MMcf and 11,201 MMcf of gas consumed as field fuel, respectively.
Revisions of previous estimates. Revisions of previous estimates are comprised of both technical revisions and pricing revisions. For the years ended December, 31, 2022 and 2021, negative technical revisions totaled 43 MMBOE and 111 MMBOE, respectively, and for the year ended December 31, 2020, positive technical revisions totaled 145 MMBOE. The negative technical revisions in 2022 are primarily attributable to (i) 32 MMBOE of negative revisions related to vertical wells that are near the end of their productive life and were either plugged and abandoned or shut-in pending being plugged and abandoned, (ii) 23 MMBOE of negative revisions related to the removal of 30 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated, (iii) 15 MMBOE of negative revisions due to increased lease operating expense and (iv) 11 MMBOE related to reductions in estimates of future production associated with producing wells; partially offset by 38 MMBOE of positive technical revisions attributable to proved undeveloped reserve additions associated with extending the lateral lengths on certain proved undeveloped wells. The negative technical revisions in 2021 are primarily attributable to (i) 55 MMBOE related to reductions in estimates of future production associated with producing wells, (ii) 32 MMBOE related to the removal of 36 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated and (iii) 24 MMBOE primarily related to vertical wells that are near the end of their productive life and were either plugged and abandoned or shut-in pending being plugged and abandoned. The positive technical revisions in 2020 are primarily attributable to 167 MMBOE of positive NGL and gas revisions as a result of (i) increasing wet gas production (as a percentage of a horizontal well's total production) over time, (ii) new processing facilities and takeaway capacity being placed into service during 2019 and 2020, which had the effect of lowering line pressures, and (iii) increased recovery rates for NGLs.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020

Revisions of previous estimates are comprised of 31 MMBOE and 72 MMBOE of positive price revisions for the years ended December 31, 2022, 2021, respectively, and 83 MMBOE of negative price revisions for the year ended December 31, 2020. The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,				% Change
	2022	2021	2020	2019	2022 to 2021	2021 to 2020	2020 to 2019
Oil per Bbl	$93.67	$66.56	$39.57	$55.93	41%	68%	(29%)
Gas per Mcf	$6.36	$3.60	$1.98	$2.58	77%	82%	(23%)
Extensions and discoveries. Extensions and discoveries for the years ended December 31, 2022, 2021 and 2020 were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Midland Basin. During the years ended December 31, 2022, 2021 and 2020, the Company drilled 442, 488 and 242 gross productive exploratory/extension wells, respectively, and added three, 36 and 28 of proved undeveloped locations, respectively. Associated therewith, during the years ended December 31, 2022, 2021 and 2020, the Company added 407 MMBOE, 482 MMBOE and 212 MMBOE of net reserves from extensions and discoveries, respectively, of which 4 MMBOE, 30 MMBOE and 29 MMBOE, respectively, were recorded as proved undeveloped reserves. The Permian Basin's geology is complex, consisting of multiple stacked horizons/zones, each with its own unique characteristics. The Company recognizes proved undeveloped reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or when reliable technology provides reasonable certainty of economic producibility. The Company did not add any proved undeveloped reserves using reliable technology during the years ended December 31, 2022 and 2020.
Sales of minerals-in-place. Sales of minerals-in-place during the years ended December 31, 2022 and 2020 were primarily related to divesting non-core Midland Basin acreage and associated producing wells. Sales of minerals-in-place during the year ended December 31, 2021 were primarily related to the Delaware Divestiture and Glasscock Divestiture, reflecting sales of minerals-in-place of 158 MMBOE and 13 MMBOE, respectively. See Note 3 to the accompanying financial statements for additional information.
Purchases of minerals-in-place. Purchases of minerals-in-place during the years ended December 31, 2022 and 2020 were primarily related to acquisitions in the Spraberry/Wolfcamp oil field of the Midland Basin. Purchases of minerals-in-place during the year ended December 31, 2021 were primarily related to the Parsley Acquisition and the DoublePoint Acquisition, reflecting the addition of 546 MMBOE and 361 MMBOE, respectively, of net proved reserves, including the addition of 60 and 248 proved undeveloped locations, respectively.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
Proved undeveloped reserves activity is as follows (in MBOE):

Year Ended December 31, 2022
Beginning proved undeveloped reserves	277,214
Revisions of previous estimates	16,658
Extensions and discoveries	3,782
Transfers to proved developed	(38,803)
Ending proved undeveloped reserves	258,851
As of December 31, 2022, the Company had 229 proved undeveloped well locations, as compared to 305 and 60 as of December 31, 2021 and 2020. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during the year ended December 31, 2022 are comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates are comprised of 15 MMBOE of positive technical revisions and 2 MMBOE of positive price revisions. The positive technical revisions are primarily related to 38 MMBOE of positive revisions due to additional reserves associated with extending lateral lengths on planned wells, partially offset by 23 MMBOE of negative revisions related to the removal of 30 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated.
Extensions and discoveries. Extensions and discoveries are primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field of the Midland Basin.
Transfers to proved developed. Transfers to proved developed reserves represented the proved undeveloped reserves associated with 49 undeveloped locations that moved to proved developed as a result of development drilling.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2022.
While the Company expects, based on Management's Price Outlook, that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of (i) cash and cash equivalents, (ii) sales of investments, (iii) unused borrowing capacity under its Credit Facility, (iv) issuances of debt or equity securities or (v) other sources, such as sales of nonstrategic assets to fund these and other capital expenditures.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
The estimated timing and cash flows of developing proved undeveloped reserves are as follows:

	As of December 31, 2022
	Estimated Future Production	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
	(MBOE)	(in millions)
Year Ended December 31, (a)
2023	2,179	$170	$21	$209	$(59)
2024	7,468	547	66	394	87
2025	17,628	1,263	154	642	467
2026	31,754	2,199	271	456	1,472
2027	24,057	1,458	204	16	1,238
Thereafter (b)	175,765	9,228	2,144	27	7,056
Total	258,851	$14,865	$2,860	$1,744	$10,261
______________________
(a)Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling beginning in 2023.
(b)Future development costs include $27 million of net abandonment costs in years beyond the forecasted years.
The Company's 2022 estimated future production costs attributable to proved undeveloped reserves of $11.05 per BOE are less than the forecasted future production costs attributable to total proved reserves of $18.41 per BOE for the following reasons:
•As of December 31, 2022, a significant portion of the Company's proved developed producing wells are comprised of legacy vertical wells that have higher production costs, on a per BOE basis, than the Company's proved developed producing horizontal wells. The total proved reserves production cost per BOE of $18.41 is comprised of $17.15 per BOE for horizontal wells and $43.43 per BOE for vertical wells.
•The estimated future production costs of $11.05 per BOE associated with proved undeveloped reserves, comprised entirely of horizontal wells, is lower than the $17.15 per BOE average of the Company's producing horizontal wells included in total proved reserves. The lower costs take into account the initial production rates of new wells, which are higher at the beginning of a well's life, and result in a lower overall production cost, on a per BOE basis, when looked at over the well's total productive life versus a well that is later in its productive life. In addition, the future production costs on proved undeveloped horizontal wells also reflect the economies of scale of adding the wells to existing infrastructure, allowing the Company to spread certain fixed costs over a larger production volume.
Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end estimated costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Company's derivative contracts.
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

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
The standardized measure of discounted future cash flows as well as a rollforward in total for each respective year are as follows:

	December 31,
	2022	2021	2020
	(in millions)
Oil and gas producing activities:
Future cash inflows	$140,672	$95,717	$30,357
Future production costs	(43,755)	(29,682)	(14,784)
Future development costs (a)	(2,996)	(2,621)	(1,124)
Future income tax expense	(18,161)	(10,136)	(1,597)
Standardized measure of future cash flows	75,760	53,278	12,852
Ten percent annual discount factor	(37,368)	(25,594)	(5,650)
Standardized measure of discounted future cash flows	$38,392	$27,684	$7,202
 __________________
(a)Includes $1.1 billion, $801 million and $595 million of undiscounted future asset retirement expenditures estimated as of December 31, 2022, 2021 and 2020, respectively, using current estimates of future abandonment costs at the end of each year. See Note 9 for additional information.
Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Oil and gas sales, net of production costs	$(14,003)	$(9,167)	$(2,566)
Revisions of previous estimates:
Net changes in prices and production costs	14,986	19,117	(3,971)
Changes in future development costs	(569)	(248)	152
Revisions in quantities	(618)	(1,743)	(27)
Accretion of discount	2,465	977	809
Extensions, discoveries and improved recovery	12,725	10,266	2,366
Development costs incurred during the period	217	257	105
Sales of minerals-in-place	(10)	(2,789)	(9)
Purchases of minerals-in-place	6	7,902	7
Change in present value of future net revenues	15,199	24,572	(3,134)
Net change in present value of future income taxes	(4,491)	(4,090)	602
	10,708	20,482	(2,532)
Balance, beginning of year	27,684	7,202	9,734
Balance, end of year	$38,392	$27,684	$7,202

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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2022, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2022, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on Internal Control Over Financial Reporting
We have audited Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pioneer Natural Resources Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

PIONEER NATURAL RESOURCES COMPANY

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2023 and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2023 and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Summarized information about the Company's equity compensation plans is as follows:

	As of December 31, 2022
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2006 Long-Term Incentive Plan (b)(c)	—	$—	4,103,345
Employee Stock Purchase Plan (d)	—	—	1,286,867
	—	$—	5,390,212
_______________________
(a)There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.
(b)The number of remaining securities available for future issuance under the Company's 2006 Long-Term Incentive Plan is based on the aggregate securities authorized for issuance under the plan of 12,600,000.
(c)The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units as of December 31, 2022.
(d)The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the aggregate securities authorized for issuance under the plan of 2,500,000.
See Note 8 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2023 and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2023 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in May 2023 and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data:"
•Report of Independent Registered Pubic Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
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
Seventh Amended and Restated Bylaws of the Company, dated February 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K , File No. 1-13245, filed with the SEC on February 13, 2023).

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

PIONEER NATURAL RESOURCES COMPANY

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
Indenture, dated February 11, 2020, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Parsley Energy Inc.'s Current Report on Form 8-K, File No. 1-36463, filed with the SEC on February 11, 2019).

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

PIONEER NATURAL RESOURCES COMPANY

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
Form of Performance Unit Award Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2022, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-13245).

10.23 H (a)
Form of Restricted Stock Unit Agreement between the Company and executive officers of the Company with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2023.

10.24 H (a)
Form of Performance Unit Award Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2023, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Agreement.

10.25 H	—
Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 1, 2021).

10.26 H (a)		Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective December 1, 2022.

PIONEER NATURAL RESOURCES COMPANY

10.27 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.28 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.29 H	—
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

10.31 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.32 H	—
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

10.35 H	—
Amendment No. 6 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 30, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-13245).

10.36 H	—
Amendment No. 7 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed March 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

10.37 H	—
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

10.39 H (a)		Amendment No, 10 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 15, 2022.
10.40 H	—
Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.41 H	—
First Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.42 H	—
Second Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.43 H	—
Third Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-13245).

10.44 H	—
Fourth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated November 2, 2020. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.45 H	—
Fifth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated March 4, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.46 H	—
Sixth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

10.47 H	—
Seventh Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated December 2, 2021 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-13245).

10.48 H	—
Eighth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-13245).

10.49 H	—
Ninth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-13245).

10.50 H	—
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

10.51 H	—
Indemnification Agreement, dated as of January 12, 2021, between the Company and A.R. Alameddine, together with a schedule identifying other substantially identical agreements between the Company and Matt Gallagher (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.52 H	—
Indemnification Agreement, dated as of June 24, 2021, between the Company and Lori G. Billingsley. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

10.53 H	—
Indemnification Agreement, dated as of September 21, 2021, between the Company and Maria S. Jelescu Dreyfus (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-13245).

10.54 H	—
Indemnification Agreement, dated as of July 14, 2022, between the Company and Christopher L. Washburn (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-13245)

10.55 H	—
Indemnification Agreement, dated as of July 18, 2022, between the Company and Jacinto J. Hernandez (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-13245).

10.56 H	—
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

10.62 H	—
Severance Agreement, dated effective January 1, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.63 H	—
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

10.65 H	—
Severance Agreement, dated effective February 27, 2013, between the Company and the executive officer identified on the schedule thereto (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-3245).

10.66 H	—
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

10.67 H	—
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

10.69 H	—
Form of Amendment to Severance Agreement and Change in Control Agreement, dated May 17, 2017, between the Company and each executive officer of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-13245).

10.70 H (a)
Form of Amended and Restated Change in Control Agreement, dated February 8, 2023 between the Company and each of Scott D. Sheffield, Richard P. Dealy, Neal H. Shah, Mark S. Berg, J.D.Hall, and other executive officers.

10.71 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.72 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.73 H	—
Confirmation of Base Capped Call Option Transaction, dated as of May 11, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.74 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.75 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.76 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.77 H	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Q-Jagged Peak and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

10.78 H	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Bryan Sheffield and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

PIONEER NATURAL RESOURCES COMPANY

21.1 (a)	—	Subsidiaries of the registrant.
23.1 (a)	—	Consent of Ernst & Young LLP.
23.2 (a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 (a)	—	Report of Netherland, Sewell & Associates, Inc.
101. INS (a)	—	XBRL Instance Document.
101. SCH	—	XBRL Taxonomy Extension Schema.
101. CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF (a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE (a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY
Date:	February 23, 2023

		By:	/s/ Scott D. Sheffield
Scott D. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield	Chief Executive Officer and Director (principal executive officer)	February 23, 2023
Scott D. Sheffield

/s/ Neal H. Shah	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2023
Neal H. Shah

/s/ Christopher L. Washburn	Vice President and Chief Accounting Officer (principal accounting officer)	February 23, 2023
Christopher L. Washburn

/s/ J. Kenneth Thompson	Chairman of the Board	February 23, 2023
J. Kenneth Thompson

/s/ A.R. Alameddine	Director	February 23, 2023
A.R. Alameddine

/s/ Lori G. Billingsley	Director	February 23, 2023
Lori G. Billingsley

/s/ Edison C. Buchanan	Director	February 23, 2023
Edison C. Buchanan

/s/ Maria S. Dreyfus	Director	February 23, 2023
Maria S. Dreyfus

/s/ Matthew M. Gallagher	Director	February 23, 2023
Matthew M. Gallagher

/s/ Phillip A. Gobe	Director	February 23, 2023
Phillip A. Gobe

/s/ Jacinto J. Hernandez	Director	February 23, 2023
Jacinto J. Hernandez

/s/ Stacy P. Methvin	Director	February 23, 2023
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	February 23, 2023
Royce W. Mitchell

/s/ Frank A. Risch	Director	February 23, 2023
Frank A. Risch

/s/ Phoebe A. Wood	Director	February 23, 2023
Phoebe A. Wood