Form 10-Q
period 2023-03-31
PIONEER NATURAL RESOURCES CO
filed 2023-04-27
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 25, 2023    233,735,537

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This information in this Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "models," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition," "Part I, Item 1. Business —Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,192	$1,032
Accounts receivable, net	1,392	1,853
Income taxes receivable	164	164
Inventories	487	424
Investment in affiliate	119	172
Other	117	81
Total current assets	3,471	3,726
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	39,849	38,465
Unproved properties	5,861	6,008
Accumulated depletion, depreciation and amortization	(15,492)	(14,843)
Total oil and gas properties, net	30,218	29,630
Other property and equipment, net	1,640	1,658
Operating lease right-of-use assets	367	340
Goodwill	242	243
Other assets	171	143
	$36,109	$35,740
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,265	$2,487
Due to affiliates	81	150
Interest payable	17	33
Income taxes payable	287	63
Current portion of long-term debt	814	779
Derivatives	78	44
Operating leases	138	125
Other	255	206
Total current liabilities	3,935	3,887
Long-term debt	5,094	4,125
Derivatives	98	96
Deferred income taxes	3,984	3,867
Operating leases	252	236
Other liabilities	908	988
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,902,719 and 244,703,342 shares issued as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	18,688	18,779
Treasury stock, at cost; 11,167,182 and 8,667,824 shares as of March 31, 2023 and December 31, 2022, respectively	(2,445)	(1,925)
Retained earnings	5,593	5,685
Total equity	21,838	22,541
Commitments and contingencies
	$36,109	$35,740

The financial information included as of March 31, 2023 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues and other income:
Oil and gas	$3,166	$3,930
Sales of purchased commodities	1,431	2,217
Interest and other income (loss), net	(37)	126
Derivative loss, net	(44)	(135)
Gain on disposition of assets, net	25	34
	4,541	6,172
Costs and expenses:
Oil and gas production	455	416
Production and ad valorem taxes	208	224
Depletion, depreciation and amortization	664	614
Purchased commodities	1,485	2,152
Exploration and abandonments	15	14
General and administrative	84	73
Accretion of discount on asset retirement obligations	4	4
Interest	28	37
Other	41	77
	2,984	3,611
Income before income taxes	1,557	2,561
Income tax provision	(335)	(552)
Net income attributable to common stockholders	$1,222	$2,009

Net income per share attributable to common stockholders:
Basic	$5.19	$8.25
Diluted	$5.00	$7.85

Weighted average shares outstanding:
Basic	235	243
Diluted	244	256

Dividends declared per share	$5.58	$3.78

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541
Dividends declared ($5.58 per share)	—	—	—	—	(1,314)	(1,314)
Convertible senior note conversions:
Conversion premium	—	—	(138)	—	—	(138)
Capped call proceeds	—	—	31	—	—	31
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury stock	(2,499)	—	—	(520)	—	(520)
Stock-based compensation:
Vested compensation awards, net	199	—	—	—	—	—
Compensation costs included in net income		—	23	—	—	23
Net income	—	—	—	—	1,222	1,222
Balance as of March 31, 2023	233,736	$2	$18,688	$(2,445)	$5,593	$21,838

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

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,222	$2,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	664	614
Exploration expenses	—	5
Deferred income taxes	110	532
Gain on disposition of assets, net	(25)	(34)
Loss on early extinguishments of debt	—	47
Accretion of discount on asset retirement obligations	4	4
Interest expense	3	3
Derivative-related activity	36	67
Amortization of stock-based compensation	23	19
Investment valuation adjustments	53	(114)
Other	51	27
Changes in operating assets and liabilities:
Accounts receivable	461	(697)
Income taxes receivable	—	1
Inventories	(63)	(126)
Other assets	(63)	(1)
Accounts payable	(380)	178
Interest payable	(16)	(30)
Income taxes payable	225	17
Other liabilities	9	60
Net cash provided by operating activities	2,314	2,581
Cash flows from investing activities:
Proceeds from disposition of assets	4	210
Proceeds from short-term investments	—	75
Purchases of short-term investments, net	—	(640)
Additions to oil and gas properties	(1,180)	(914)
Additions to other assets and other property and equipment	(28)	(41)
Net cash used in investing activities	(1,204)	(1,310)
Cash flows from financing activities:
Borrowings under credit facility	350	—
Repayment of credit facility	(350)	—
Proceeds from issuance of senior notes, net of discount	1,099	—
Repayment of long-term debt	(230)	(1,292)
Proceeds from capped call on convertible notes	31	—
Payments of other liabilities	(4)	(121)
Payments of financing fees	(7)	—
Purchases of treasury stock	(520)	(276)
Exercise of long-term incentive plan stock options	—	1
Dividends paid	(1,319)	(1,073)
Net cash used in financing activities	(950)	(2,761)
Net increase (decrease) in cash, cash equivalents and restricted cash	160	(1,490)
Cash, cash equivalents and restricted cash, beginning of period	1,032	3,884
Cash, cash equivalents and restricted cash, end of period	$1,192	$2,394

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three months ended March 31, 2023 are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates and assumptions utilized.
NOTE 3. Acquisition, Divestiture and Nonmonetary Activities
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
•During the three months ended March 31, 2022, the Company divested certain undeveloped acreage and producing wells in the Midland Basin for (i) cash proceeds of $85 million and (ii) ownership interests in certain Midland Basin undeveloped acreage and producing wells valued at $8 million. The Company recorded a gain on these sales of $41 million, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
Nonmonetary transactions. During the three months ended March 31, 2023, the Company's nonmonetary transactions included exchanges of both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions were accounted for at fair value, resulting in the Company recording a gain of $24 million to net gain on disposition of assets in the consolidated statements of operations and $162 million of noncash investing activities.
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
March 31, 2023
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2023
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$119	$—	$—	$119
Deferred compensation plan assets	58	—	—	58
Conversion option derivatives	—	1	—	1
	$177	$1	$—	$178
Liabilities:
Marketing derivatives	$—	$—	$176	$176

	As of December 31, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$172	$—	$—	$172
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$237	$1	$—	$238
Liabilities:
Marketing derivatives	$—	$—	$140	$140
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of the Company's investment in ProPetro common stock is determined using Level 1 inputs based on observable prices on a major exchange. The Company recorded a noncash loss of $53 million and a noncash gain of $96 million to net interest and other income (loss) in the consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively, representing the change in fair value of the Company's investment in ProPetro. See Note 11 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges. The Company recorded losses of $1 million and $3 million to net interest and other income (loss) in the consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively, representing the change in fair value of deferred compensation plan assets.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes exercised their conversion option during the three months ended March 31, 2023 and December 31, 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Period is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices of the Company's common stock during the Settlement Period. See Note 5 and Note 7 for additional information.
Commodity price derivatives. The asset and liability measurements for the Company's commodity price derivative contracts are determined using Level 2 inputs. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity price derivatives.
The values attributable to the Company's commodity price derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the swap contracts, which is based on active and independent market-quoted volatility factors. The Company's commodity price derivatives represent oil basis swap contracts as of March 31, 2023 and December 31, 2022. Commodity price derivative assets and liabilities recorded in the consolidated balance sheets were less than $1 million as of March 31, 2023 and December 31, 2022. See Note 5 for additional information.
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
The values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of March 31, 2023 and December 31, 2022 was $1.81 per barrel and $1.67 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by $29 million as of March 31, 2023. See Note 5 for additional information.
Short-term investment. In October 2021, the Company acquired 960 thousand shares of Laredo Petroleum, Inc. ("Laredo") as partial consideration for its divestiture of certain acreage in western Glasscock County to Laredo. During the three months ended March 31, 2022, the Company sold the 960 thousand shares of Laredo common stock held by the Company and recorded a gain of $18 million to net interest and other income (loss) in the consolidated statements of operations. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo common stock was determined using Level 1 inputs based on observable prices on a major exchange.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations or through nonmonetary transactions, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale.
Nonmonetary transactions. Oil and gas properties acquired in nonmonetary transactions that have commercial substance are valued based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. As a result of these valuations, the Company recorded a gain of $24 million to net gain on disposition of assets in the consolidated statements of operations during the three months ended March 31, 2023.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value determined using either a discounted future cash flow model or another appropriate fair value method. As a result of the Company's impairment assessments of other long-lived assets during the three months ended March 31, 2023, the Company recorded $11 million of noncash impairment charges to other expense in the consolidated statements of operations. See Note 13 for additional information.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$1,192	$1,192	$1,032	$1,032
Liabilities:
Current portion of long-term debt:
Convertible senior notes (b)	$65	$139	$29	$69
Senior notes (b)	$749	$746	$750	$738
Long-term debt:
Convertible senior notes (b)	$798	$1,718	$925	$2,184
Senior notes (b)	$4,296	$3,881	$3,200	$2,696
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Commodity derivatives. As of March 31, 2023, the Company has outstanding oil derivative contracts for three thousand Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33 in order to reduce the Company's basis risk.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of March 31, 2023, the Company's marketing derivatives reflect long-term marketing contracts with Occidental Energy Marketing, Inc. ("Oxy") whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. See Note 4 for additional information.
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Convertible Notes. As of March 31, 2023 and December 31, 2022, $65 million and $29 million, respectively, of the principal amount of the Convertible Notes remained in the Settlement Period. See Note 4 and Note 7 for additional information.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments are as follows:

As of March 31, 2023
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Other - current	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$78	$—	$78
Marketing derivatives	Derivatives - noncurrent	$98	$—	$98

As of December 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Other - current	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$44	$—	$44
Marketing derivatives	Derivatives - noncurrent	$96	$—	$96

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Gains and losses recorded to net derivative loss in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Commodity price derivatives:
Noncash derivative loss, net	$—	$(111)
Cash payments on settled derivatives, net	—	(57)
Total commodity derivative loss, net	—	(168)
Marketing derivatives:
Noncash derivative gain (loss), net	(36)	44
Cash payments on settled derivatives, net	(15)	(11)
Total marketing derivative gain (loss), net	(51)	33
Conversion option derivatives:
Cash receipts on settled derivatives, net	7	—
Derivative loss, net	$(44)	$(135)
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
The changes in capitalized exploratory well and project costs are as follows:

Three Months Ended March 31, 2023
(in millions)
Beginning capitalized exploratory well and project costs	$834
Additions to exploratory well and project costs pending the determination of proved reserves	1,071
Reclassifications due to determination of proved reserves	(878)
Ending capitalized exploratory well and project costs	$1,027
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period of one year or less or more than one year, based on the date drilling was completed, are as follows:

	As of March 31, 2023	As of December 31, 2022
	(in millions, except well counts)
One year or less	$1,027	$834
More than one year	—	—
	$1,027	$834
Number of projects with exploratory well costs that have been suspended for a period greater than one year	—	—

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
NOTE 7. Long-term Debt and Interest Expense
The components of long-term debt, including the effects of issuance costs and net discounts, are as follows:

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Outstanding debt principal balances:
0.550% senior notes due 2023	$750	$750
0.250% convertible senior notes due 2025	870	962
5.100% senior notes due 2026	1,100	—
1.125% senior notes due 2026	750	750
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	5,949	4,941
Issuance costs and discounts, net	(41)	(37)
Total debt	5,908	4,904
Less current portion of long-term debt	814	779
Long-term debt	$5,094	$4,125

Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date of January 12, 2026. As of March 31, 2023, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of March 31, 2023, the Company was in compliance with its debt covenants.
Senior notes. In March 2023, the Company issued $1.1 billion of 5.100% senior notes that will mature March 29, 2026 (the "March 2023 Senior Notes Offering"). The Company received proceeds, net of $7 million of issuance costs and discounts, of $1.1 billion. Interest on the notes is payable on March 29 and September 29 of each year.
The Company's 0.550% senior notes, with a debt principal balance of $750 million, will mature in May 2023. The 0.550% senior notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of March 31, 2023.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.5356 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $94.92 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $94.92 per share of common stock and an adjusted capped price of $135.07 per share of common stock. The net cost of $113 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.
As of March 31, 2023, the Convertible Notes have unamortized issuance costs of $7 million. The effective annual interest rate on the Convertible Notes is 0.6 percent.
Interest expense recognized on the Convertible Notes is as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Contractual coupon interest	$1	$1
Amortization of capitalized loan fees	1	1
	$2	$2
Convertible Note conversions. During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the first quarter of 2023, the last reported sale price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders from January 1, 2022 through June 30, 2023.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash payments and cash receipts associated with the conversions:

	Three Months Ended March 31,
	2023	2022

Cash payments:
Principal repayments	$92	$—
Conversion premiums	138	—
Cash payments	$230	$—

Cash receipts:
Capped Call proceeds	$31	$—
Conversion option derivative receipts, net	7	—
Cash receipts, net	$38	$—
The Company recorded the conversion premiums paid, Capped Call proceeds and $7 million of associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of March 31, 2023, $65 million of the principal amount of the Convertible Notes remains in the Settlement Period. These Convertible Notes are recorded in the current portion of long-term debt in the consolidated balance sheets as of March 31, 2023. The current portion of Convertible Notes will be cash settled at the end of their respective Settlement Periods during the second quarter of 2023.
See Note 4 and Note 5 for additional information.
NOTE 8. Incentive Plans
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company.
Stock-based compensation expense for restricted stock awards and units expected to be settled in the Company's common stock ("Equity Awards"), restricted stock units expected to be settled in cash ("Liability Awards") and performance units ("Performance Awards") issued under both the LTIP and the Company's Employee Stock Purchase Plan ("ESPP") are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Equity Awards	$13	$11
Liability Awards (a)	3	9
Performance Awards	9	7
ESPP	1	1
	$26	$28
Capitalized stock-based compensation expense	$4	$5
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of March 31, 2023 and December 31, 2022, accounts payable – due to affiliates included $9 million and $6 million, respectively, of liabilities attributable to Liability Awards.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As of March 31, 2023, there was $107 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards of which $15 million is attributable to Liability Awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining requisite service periods of the awards, which is a period of less than three years on a weighted average basis. Performance Awards granted to the Company’s officers in 2023 will vest upon the achievement of certain financial performance targets over a three year period. Expense for these awards is estimated based upon the achievement of the performance targets and will be reassessed periodically. The cumulative impact of any change in estimate will be reflected in the period of the change.
Activity for Equity Awards, Liability Awards, and Performance Awards is as follows:

	Three Months Ended March 31, 2023
	Equity Awards	Liability Awards	Performance Awards
Beginning awards	481,293	119,695	268,003
Awards granted	98,301	2,902	83,727
Awards forfeited	(3,592)	(1,758)	—
Awards vested (a)	(75,019)	(1,875)	(5,566)
Ending awards	500,983	118,964	346,164
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
Asset retirement obligations activity is as follows:

Three Months Ended March 31, 2023

(in millions)
Beginning asset retirement obligations	$477
New wells placed on production	1
Changes in estimates	(20)
Liabilities settled	(16)
Accretion of discount	4
Ending asset retirement obligations	446
Less current portion of asset retirement obligations	(125)
Asset retirement obligations, long-term	$321
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
March 31, 2023
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
NOTE 11. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash. ProPetro is considered a related party as the shares received represent 14 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. The Company continues to utilize ProPetro for pressure pumping and related services during 2023.
Phillip A. Gobe, a nonemployee member of the Company's Board of Directors (the "Board"), was appointed by the board of directors of ProPetro to serve as its Executive Chairman in October 2019 and Chief Executive Officer in March 2020, and served as Chief Executive Officer and Chairman of the board of directors of ProPetro through August 31, 2021, at which point he continued as ProPetro's Executive Chairman. In March 2022, Mr. Gobe transitioned to non-executive Chairman of the board of directors of ProPetro. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common stock.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate.
Transactions for ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Pressure pumping related service charges	$42	$112

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Accounts payable - due to affiliate	$29	$44
NOTE 12. Revenue Recognition
Disaggregated revenue from contracts with purchasers. Revenues on sales of oil, NGLs, gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGLs and gas are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. Accordingly, the prices received by the Company for oil, NGLs and gas generally fluctuate similar to changes in the relevant market index prices.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Oil sales	$2,444	$3,025
NGL sales	412	569
Gas sales	310	336
Total oil and gas revenues	3,166	3,930
Sales of purchased oil	1,429	2,215
Sales of purchased gas	2	2
Total sales of purchased commodities	1,431	2,217
	$4,597	$6,147
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of March 31, 2023 and December 31, 2022, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers is $1.3 billion and $1.8 billion, respectively.
NOTE 13. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Legal and environmental contingencies (Note 10)	$16	$2
Impairment of long-lived assets (a) (Note 4)	11	—
Unoccupied facility expense (b)	9	16
Loss on early extinguishment of debt (Note 7)	—	47
Water services net income (c)	(4)	—
Other	9	12
	$41	$77
____________________
(a)Impairment of long-lived assets primarily represents decreases in fair value of two unoccupied field offices to their expected sales prices.
(b)Primarily represents facilities expense associated with certain offices acquired as part of business combinations that are no longer occupied by the Company.
(c)Represents net margins (attributable to third party working interest owners) that result from the Company's water services business, which is ancillary to and supportive of the Company's oil and gas joint operating activities, and does not represent intercompany transactions. The components of the Company's water services business net margins are as follows:

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Gross revenues	$13	$8
Gross costs and expenses	$9	$8
NOTE 14. Income Taxes
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision or the Company's consolidated financial statements.
The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. During the three months ended March 31, 2023, the Company recorded $5 million to treasury stock and other noncurrent liabilities in the consolidated balance sheets related to the IRA excise tax payable on stock repurchases.
Income tax provision and effective tax rate are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Current tax provision	$(225)	$(20)
Deferred tax provision	(110)	(532)
Income tax provision	$(335)	$(552)
Effective tax rate	22%	22%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2023 and 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2023, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
NOTE 15. Net Income Per Share and Stockholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Net income attributable to common stockholders	$1,222	$2,009
Participating share-based earnings (a)	(3)	(5)
Basic net income attributable to common stockholders	1,219	2,004
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	1
Diluted net income attributable to common stockholders	$1,220	$2,005

Basic weighted average shares outstanding	235	243
Convertible Notes (b)	9	13
Diluted weighted average shares outstanding	244	256

Net income per share attributable to common stockholders:
Basic	$5.19	$8.25
Diluted	$5.00	$7.85
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three months ended March 31, 2023 and 2022, respectively. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. See Note 7 for additional information.
Stockholders' equity. The Company's return of capital strategies include payments of base and variable dividends and a stock repurchase program. The Board, at its sole discretion, may change its dividend practices and/or the Company's stock repurchase program based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, quarterly operating cash flows or other factors. Dividends declared by the Board and stock repurchased during the period are presented in the Company's consolidated statements of equity as dividends declared and purchases of treasury stock, respectively. Dividends paid and stock repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Dividends that are declared and have not been paid, if any, are included in other current liabilities in the consolidated balance sheets. Stock repurchases are included as treasury stock in the consolidated balance sheets.
Dividends. Base and variable dividends declared by the Board during the three months ended March 31, 2023 and 2022 are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2023:
First quarter	$1.10	$4.48	$5.58	$1,314
2022:
First quarter	$0.78	$3.00	$3.78	$922

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. See Note 16 for additional information.
Stock repurchase programs. In February 2022, the Board authorized a $4 billion common stock repurchase program. This authorization replaced the previously authorized $2 billion common stock repurchase program, which had $841 million remaining at the time it was replaced.
Expenditures to acquire shares under the stock repurchase program are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Shares repurchased (a)	$500	$250
______________________
(a)During the three months ended March 31, 2023, 2.4 million shares were repurchased under the stock repurchase program, as compared to 1.1 million shares repurchased during the three months ended March 31, 2022. Expenditures for share repurchases during the three months ended March 31, 2023 exclude the one percent excise tax on all stock repurchases after December 31, 2022.
In April 2023, the Board authorized a new $4 billion common stock repurchase program to replace the aforementioned $4 billion common stock repurchase program, which had $1.9 billion remaining at the time it was replaced. As was the case with the aforementioned stock repurchase programs, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
NOTE 16. Subsequent Events
Dividends. On April 26, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $2.09 per share on the Company's outstanding common stock, payable June 21, 2023 to shareholders of record at the close of business on June 1, 2023.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Oil and Gas Industry Considerations
Demand for oil throughout the world remains volatile since improving from the COVID-19 pandemic in mid-2020. Worldwide oil inventories have consistently been lower due to limited capital investments directed towards developing incremental oil supplies over the past few years. Sanctions, import bans and price caps on Russian crude oil and petroleum products have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. In addition, the lingering impacts from the pandemic, combined with the Russia/Ukraine conflict, have resulted in global supply chain disruptions, which have led to significant cost inflation and the potential for a global recession. This uncertainty led OPEC to reduce its oil demand outlook, which led to multiple cuts to its production quotas. As a result of the current global supply and demand uncertainties, average NYMEX oil and NYMEX gas prices for the three months ended March 31, 2023 were $76.21 per Bbl and $3.44 per Mcf, respectively, as compared to $94.29 per Bbl and $4.96 per Mcf, respectively, for the same period in 2022.
Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the global supply chain constraints associated with manufacturing and distribution delays, (v) oilfield service demand and cost inflation, (vi) political stability of oil consuming countries and (vii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2023 included the following highlights:
•Net income attributable to common stockholders for the three months ended March 31, 2023 was $1.2 billion ($5.00 per diluted share), as compared to net income of $2.0 billion ($7.85 per diluted share) for the same period in 2022. The primary components of the decrease in earnings attributable to common stockholders include:
•a $764 million decrease in oil and gas revenues, primarily due to a 25 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned instability in worldwide oil, NGL and gas demand, partially offset by a seven percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program;
•a $163 million decrease in net interest and other income primarily due to a decrease in the fair value of the Company's investment in affiliate; and
•a $119 million decrease in net sales of purchased commodities due to a decline in margins on the Company's downstream Gulf Coast refinery and export oil sales.
partially offset by:
•a $217 million decrease in income taxes, primarily due to the decrease in earnings in 2023 compared to 2022; and
•a $91 million decrease in derivative losses, primarily due to a reduction in the Company's commodity derivative positions.
•During the three months ended March 31, 2023, average daily sales volumes increased on a BOE basis by seven percent to 680,440 BOEPD, as compared to 637,756 BOEPD during the same period in 2022.
•Average oil and NGL prices per Bbl and average gas prices per Mcf decreased to $75.15, $27.30 and $3.79, respectively, during the three months ended March 31, 2023, as compared to $94.60, $41.37 and $4.81, respectively, for the same period in 2022.
•Net cash provided by operating activities decreased during the three months ended March 31, 2023 to $2.3 billion, as compared to $2.6 billion for the same period in 2022. The decrease in net cash provided by operating activities during the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to (i) the aforementioned decrease in oil and gas revenues and (ii) an increase in the current income tax provision, partially offset by a decrease in cash used in derivative activities.
•During the three months ended March 31, 2023, the Company declared a base and variable dividend of $1.10 per share and $4.48 per share, respectively, and paid dividends of $1.3 billion, as compared to a declared base and

PIONEER NATURAL RESOURCES COMPANY
variable dividend of $0.78 per share and $3.00 per share, respectively, and dividend payments of $1.1 billion during the same period in 2022.
•During the three months ended March 31, 2023, the Company repurchased 2.4 million shares for $500 million under the Company's stock repurchase program, as compared to repurchases of 1.1 million shares for $250 million during the same period in 2022.
•As of March 31, 2023 and December 31, 2022, the Company's net debt to book capitalization was 18 percent and 15 percent, respectively.
Second Quarter 2023 Outlook
Based on current estimates, the Company expects the following operating and financial results for the second quarter of 2023:

Three Months Ending June 30, 2023
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	674 - 702
Average daily oil production (MBbls)	357 - 372
Production costs per BOE	$11.00 - $12.50
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$78 - $88
Interest expense	$39 - $44
Other expense	$20 - $40
Cash flow impact from firm transportation (a)	$(70) - $(30)
Current income tax provision	$200 - $275
Effective tax rate	22% - 27%
_____________________
(a)The expected cash flow impact from firm transportation is primarily based on (i) the forecasted differential between Midland WTI oil prices and Brent oil prices less the costs to transport purchased oil from the areas of the Company's production to the Gulf Coast and (ii) oil price fluctuations between the time the Company purchases the oil from its areas of operation and when the oil is delivered and sold to Gulf Coast refineries or exported to international markets. To the extent that the Company's Gulf Coast sales of purchased oil does not cover the purchase price and associated firm transport costs, the Company's results of operations will reflect the negative cash flow impact attributable to the shortfall.
Operations and Drilling Highlights
Average daily oil, NGL and gas sales volumes are as follows:

Three Months Ended March 31, 2023
Oil (Bbls)	361,316
NGLs (Bbls)	167,486
Gas (Mcf)	909,831
Total (BOE)	680,440
The Company's liquids production was 78 percent of total production, on a BOE basis, for the three months ended March 31, 2023.

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Three Months Ended March 31, 2023
( in millions)
Proved property acquisition costs (a)	$170
Unproved property acquisitions (a)	38
Exploration/extension costs	1,026
Development costs	168
Asset retirement obligations	(20)
$1,382
_____________________
(a)Includes $162 million of noncash acquisition costs related to nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Development and exploration/extension drilling activity is as follows:

	Three Months Ended March 31, 2023
	Development	Exploration/Extension
Beginning wells in progress	11	292
Wells spud	2	144
Successful wells	(5)	(123)
Ending wells in progress	8	313
As of March 31, 2023, the Company's drilling and completions program included operating 25 drilling rigs and seven frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group. During the three months ended March 31, 2023, the Company successfully completed 114 horizontal wells in the non-JV portion of the Midland Basin and 14 horizontal wells in the JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 38 percent of the horizontal wells placed on production were Spraberry interval wells, 34 percent were Wolfcamp B interval wells and the remaining 28 percent were Wolfcamp A interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
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

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Oil and gas revenues	$3,166	$3,930	$(764)
Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2023	2022	Change
Oil (Bbls)	361,316	355,270	2%
NGLs (Bbls)	167,486	152,929	10%
Gas (Mcf)	909,831	777,343	17%
Total (BOE)	680,440	637,756	7%

PIONEER NATURAL RESOURCES COMPANY
Average daily BOE sales volumes increased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three months ended March 31, 2023, as compared to the same period in 2022, decreased due to the aforementioned instability in worldwide oil, NGL and gas demand. The average prices are as follows:

	Three Months Ended March 31,
	2023	2022	Change
Oil price per Bbl	$75.15	$94.60	(21%)
NGL price per Bbl	$27.30	$41.37	(34%)
Gas price per Mcf	$3.79	$4.81	(21%)
Price per BOE	$51.69	$68.48	(25%)
Net effect from sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production and to secure diesel supply from the Gulf Coast. The Company also enters into purchase commitments to secure sand supply for the Company's operations in the Midland Basin. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's oil and gas sales to (i) Gulf Coast refineries, (ii) Gulf Coast and West Coast gas markets and (iii) international oil markets, and to satisfy unused gas pipeline capacity commitments. The Company periodically sells diesel and sand to unaffiliated third parties in the Permian Basin if it has supply in excess of its operational needs. Revenues and expenses from these transactions are generally presented on a gross basis in sales of purchased commodities and purchased commodities expense in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the commodities purchased and the responsibility to deliver the commodities sold. In conjunction with the Company's downstream sales, the Company also enters into pipeline capacity and storage commitments in order to secure available oil and gas transportation capacity from the Company's areas of production to downstream sales points and storage capacity at downstream sales points. The transportation and storage costs associated with these transactions are included in purchased commodities expense.
The net effect from sales of purchased commodities is as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Sales of purchased commodities	$1,431	$2,217	$(786)
Purchased commodities expense	1,485	2,152	(667)
	$(54)	$65	$(119)
The change in the net effect from sales of purchased commodities for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to a decline in margins on the Company's downstream Gulf Coast refinery and export oil sales.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Interest and other income (loss), net	$(37)	$126	$(163)
The change in net interest and other income (loss) for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to (i) changes in the fair value of the Company's investment in affiliate resulting in a noncash loss of $53 million in 2023, as compared to a noncash gain of $96 million in 2022 and (ii) a noncash gain on the Company's short-term investment in Laredo of $18 million in 2022.

PIONEER NATURAL RESOURCES COMPANY
See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative loss, net.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Commodity price derivatives:
Noncash derivative loss, net	$—	$(111)	$111
Cash payments on settled derivatives, net	—	(57)	57
Total commodity derivative loss, net	—	(168)	168
Marketing derivatives:
Noncash derivative gain (loss), net	(36)	44	(80)
Cash payments on settled derivatives, net	(15)	(11)	(4)
Total marketing derivative gain (loss), net	(51)	33	(84)
Conversion option derivatives:
Cash receipts on settled derivatives, net	7	—	7
Derivative loss, net	$(44)	$(135)	$91
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells. As of March 31, 2023, the Company has outstanding oil derivative contracts for three thousand Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of March 31, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
Conversion option derivatives. As of March 31, 2023, the Company's Convertible Notes have an outstanding principal balance of $870 million. Certain holders of the Convertible Notes exercised their conversion option during the three months ended March 31, 2023. Per the terms of the notes indenture, the Company elected to settle the conversions in cash at the end of the Settlement Period. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Company's Convertible Notes.
The Company's open derivative contracts are subject to market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Gain on disposition of assets, net	$25	$34	$(9)

PIONEER NATURAL RESOURCES COMPANY
The net gain on disposition of assets for the three months ended March 31, 2023 is primarily due to nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions were accounted for at fair value, resulting in the Company recording a gain of $24 million.
The net gain on disposition of assets for three months ended March 31, 2022 is primarily due to the divestment of certain undeveloped acreage and producing wells in the Midland Basin for cash proceeds of $85 million, resulting in a gain on the divestiture of $41 million.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Oil and gas production costs	$455	$416	$39
Total production costs per BOE are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Lease operating expense (a)	$4.10	$3.46	18%
Gathering, processing and transportation expense (b)	2.94	3.85	(24%)
Workover costs (a)	1.16	0.79	47%
Net natural gas plant income (c)	(0.77)	(0.86)	(10%)
	$7.43	$7.24	3%
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
The change in the Company's production costs per BOE during the three months ended March 31, 2023, as compared to the same period in 2022, is due to the following:
•Lease operating expense per BOE increased primarily due to inflationary pressures on power, chemicals and labor costs;
•Gathering, processing and transportation expense per BOE decreased primarily due to decreased gas processing costs as a result of a decrease in gas and NGL prices, which are used to value contractual volumes retained by the gas processor as payment for their services;
•Workover costs per BOE increased due to increased workover costs due to inflationary pressures; and
•Net natural gas plant income per BOE decreased primarily due to decreases in gas and NGL prices.
Production and ad valorem taxes.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Production and ad valorem taxes	$208	$224	$(16)

PIONEER NATURAL RESOURCES COMPANY
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Production taxes per BOE	$2.46	$3.25	(24%)
Ad valorem taxes per BOE	0.93	0.65	43%
	$3.39	$3.90	(13%)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the three months ended March 31, 2023, as compared to the same period in 2022, is due to the aforementioned decrease in commodity prices. The change in ad valorem taxes per BOE for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to an increase in prior year commodity prices that are used to determine current year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Depletion, depreciation and amortization	$664	$614	$50
Total DD&A expense per BOE is as follows:

	Three Months Ended March 31,
	2023	2022	% Change
DD&A per BOE	$10.84	$10.69	1%
Depletion expense per BOE	$10.64	$10.48	2%
The change in DD&A and depletion expense per BOE for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to an increase in capital costs due to inflation which marginally exceeded proved reserve additions.
Exploration and abandonments expense.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Geological and geophysical	$13	$9	$4
Leasehold abandonments and other	2	5	(3)
	$15	$14	$1
The change in geological and geophysical costs for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to $2 million for licensing of certain seismic data in the Company's area of operations.
Leasehold abandonment costs primarily represent the abandonment of certain unproved properties that the Company no longer plans to drill before the leases expire.
During the three months ended March 31, 2023 and 2022, the Company drilled and evaluated 123 and 122 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
General and administrative expense.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Cash general and administrative expense	$71	$66	$5
Noncash general and administrative expense	13	7	6
	$84	$73	$11
Total general and administrative expense per BOE is as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Cash general and administrative expense	$1.15	$1.16	(1%)
Noncash general and administrative expense	0.22	0.12	83%
	$1.37	$1.28	7%
The change in cash general and administrative expense per BOE for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to the aforementioned seven percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, partially offset by increases in labor costs. The change in noncash general and administrative expense per BOE for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to changes in the market value of investments underlying the Company's deferred compensation obligation.
Interest expense.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Cash interest expense	$25	$34	$(9)
Noncash interest expense	3	3	—
	$28	$37	$(9)
The change in cash interest expense for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to (i) the early extinguishment of the Company's 0.750% senior notes due 2024 and the 4.450% senior notes due 2026 during February 2022, (ii) the repayment of the Company's 3.950% senior notes due 2022 that matured in July 2022 and (iii) the early extinguishment of the Company's 5.625% senior notes due 2027 during October 2022.
The weighted average cash interest rate on the Company's indebtedness for the three months ended March 31, 2023 decreased to 1.7 percent, as compared to 1.8 percent for the same period in 2022.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Other expense	$41	$77	$(36)
The change in other expense for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to (i) $47 million in losses attributable to the early extinguishment of the Company's 0.750% senior notes due 2024 and 4.450% senior notes due 2026 during 2022, partially offset by $11 million in impairment expense to adjust the carrying values of two unoccupied field offices to their estimated sales prices during 2023.
See Note 4 and Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Income tax provision.

	Three Months Ended March 31,
	2023	2022	Change
	(in millions, except percentages)
Income tax provision	$(335)	$(552)	$217
Effective tax rate	22%	22%	—%
The change in income tax provision for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to a decrease of $1.0 billion in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2023 and 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
On August 16, 2022, President Biden signed into law the IRA, which includes among other things, the CAMT. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31,2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision or the Company's consolidated financial statements.
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
2023 capital budget. The Company's capital budget for 2023 is expected to be in the range of (i) $4.45 billion to $4.75 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure, and (ii) $150 million to $200 million of exploration, environmental and other capital, principally related to drilling four Barnett/Woodford formation wells in the Midland Basin, additional testing of the Company's enhanced oil recovery project and adding electric power infrastructure for future drilling, completions and production operations. The 2023 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, corporate facilities and vehicles.
The 2023 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of March 31, 2023, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of March 31, 2023. The Company also had unrestricted cash on hand of $1.2 billion as of March 31, 2023.

PIONEER NATURAL RESOURCES COMPANY
Sources and uses of cash during the three months ended March 31, 2023, as compared to the same period in 2022, are as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(in millions)
Net cash provided by operating activities	$2,314	$2,581	$(267)
Net cash used in investing activities	$(1,204)	$(1,310)	$(106)
Net cash used in financing activities	$(950)	$(2,761)	$(1,811)
Operating activities. The change in net cash flow provided by operating activities for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to (i) a decrease in oil and gas revenues, primarily due to a 25 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned instability in worldwide oil and gas demand, partially offset by a seven percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) an increase in the current income tax provision, partially offset by a decrease in cash used in derivative activities.
Investing activities. The Company's significant investing activities for the three months ended March 31, 2023 and 2022 are as follows:
•2023: The Company (i) used $1.2 billion for additions to oil and gas properties, (ii) used $28 million for additions to other assets and other property, plant and equipment and (iii) received proceeds from disposition of assets of $4 million.
•2022: The Company (i) used $914 million for additions to oil and gas properties, (ii) purchased commercial paper for $640 million, net of $2 million of discounts, (iii) received proceeds from the disposition of assets of $210 million, (iv) received proceeds from the sale of the short-term investment in Laredo common stock of $75 million and (v) used $41 million for additions to other assets and other property, plant and equipment.
Financing activities. The Company's significant financing activities for the years ended March 31, 2023 and 2022 are as follows:
•2023: The Company (i) paid dividends of $1.3 billion, (ii) received proceeds from the March 2023 Senior Notes Offering, net of $7 million of issuance costs and discounts, of $1.1 billion, (iii) repurchased $520 million of its common stock, (iv) borrowed and repaid $350 million on its Credit Facility, (v) paid $230 million to settle exercised conversion options related to the Company's Convertible Notes, (vi) received $31 million in Capped Call proceeds related to the aforementioned exercised conversion options and (vii) paid $4 million of other liabilities.
•2022: The Company (i) redeemed $1.3 billion of its outstanding 0.750% senior notes due 2024 and 4.450% senior notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (ii) paid dividends of $1.1 billion, (iii) repurchased $276 million of its common stock and (iv) paid $121 million of other liabilities.
Dividends. During the three months ended March 31, 2023, the Company declared base dividends of $260 million, or $1.10 per share, compared to $191 million, or $0.78 per share, during the three months ended March 31, 2022.
In addition to its base dividend program, the Company has a variable dividend strategy whereby the Company pays a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. In April 2023, the Company modified its variable dividend strategy to return 75 percent of the prior quarter's free cash flow inclusive of its base dividend and share repurchases. The modified variable dividend strategy will be effective for variable dividends declared by the Board subsequent to April 2023. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments, vehicles and additions to corporate facilities. During the three months ended March 31, 2023, the Company declared variable dividends of $1.1 billion, or $4.48 per share, compared to $731 million, or $3.00 per share, during the three months ended March 31, 2022.
On April 26, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $2.09 per share for shareholders of record on June 1, 2023, with a payment date of June 21, 2023. Future base and variable

PIONEER NATURAL RESOURCES COMPANY
dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow and share repurchases, which will depend on a number of factors beyond the Company's control, including commodity prices and the Company's share price.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2023, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices, or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.5356 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes subject to the Conversion Rate, which represents an adjusted Conversion Price of $94.92 per share as of March 31, 2023. As a result of the quarterly base and variable dividends declared through March 31, 2023, the Conversion Rate increased from the initial rate of 9.1098 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes and the Conversion Price decreased from $109.77. Future declarations of quarterly base and variable dividends in excess of $0.55 per common share will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price is equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
During the last 30 consecutive trading days of the first quarter of 2023, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to become convertible at the option of the holders during the three month period ending June 30, 2023. During the three months ended March 31, 2023, the Company made total cash payments of $223 million related to the settlement of exercised conversion options on its Convertible Notes. As of March 31, 2023, $65 million of the principal amount of the Convertible Notes remains in the Settlement Period. The Company reserves its right under the notes indenture to elect to settle the Convertible Notes in cash, shares of the Company's common stock or a combination of cash and common stock. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company does not expect to be able to fulfill all of its short-term and long-term firm transportation volume obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its firm transportation commitments if it is economic to do so; otherwise, it will pay demand fees for any commitment shortfalls. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of March 31, 2023.
Long-term debt. As of March 31, 2023, the Company's outstanding debt is comprised of senior notes and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to contracted drilling rigs, storage tanks, equipment and office facilities.
Derivative obligations. The Company's commodity, marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of March 31, 2023, these contracts represented net liabilities of $175 million. The ultimate liquidation value of the Company's commodity and marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2023. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are primarily comprised of litigation and environmental contingencies, asset retirement obligations, a finance lease for the corporate headquarters office building, the deferred compensation retirement plan obligation and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Note 9 and Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2023, and from which the Company may incur future gains or losses from changes in commodity prices, or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.

PIONEER NATURAL RESOURCES COMPANY
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. The Company's exposure to price volatility impacts funds available to primarily be used in its capital program, general working capital needs, debt obligations, dividends and share repurchases. The Company mitigates its commodity price risk by (i) maintaining financial flexibility with a strong balance sheet, (ii) using derivative financial instruments and (iii) sales of purchased commodities.
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
As of March 31, 2023, the Company did not have any material outstanding commodity derivative contracts. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of March 31, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent and (ii) the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent would impact the fair value of the Company's marketing derivatives recorded by $54 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by $29 million as of March 31, 2023. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Company share price risk. When holders of the Company's Convertible Notes exercise their conversion option, the Company is subject to market risks related to changes in the Company's share price that occur during the Settlement Period. See Note 4, Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
Interest rate risk. As of March 31, 2023, the Company had no variable rate debt outstanding under the Credit Facility and, consequently, no related exposure to interest rate risk. As of March 31, 2023, the Company had $5.9 billion of fixed rate long-term debt outstanding with a weighted average cash interest rate of 2.3 percent. Although changes in interest rates may

PIONEER NATURAL RESOURCES COMPANY
affect the fair value of the Company's fixed rate long-term debt, any changes would not expose the Company to the risk of earnings or cash flow losses. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2022 Annual Report on Form 10-K.

PIONEER NATURAL RESOURCES COMPANY
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

	Three Months Ended March 31, 2023
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 1-31, 2023	614,625	$221.50	570,384	$2,224,563,562
February 1-28, 2023	613,001	$210.49	588,887	$2,100,597,610
March 1-31, 2023	1,271,732	$196.61	1,271,582	$1,850,599,074
	2,499,358		2,430,853
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In February 2022, the Board authorized a $4 billion common stock repurchase program. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board.

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1 H (a)
Form of Amended and Restated Change in Control Agreement, dated February 8, 2023, between the Company and each of Scott D. Sheffield, Richard P. Dealy, Neal H. Shah, Mark S. Berg, J.D. Hall and other executive officers.

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

PIONEER NATURAL RESOURCES COMPANY

April 27, 2023	By:	/s/ Neal H. Shah
Neal H. Shah
Senior Vice President and Chief Financial Officer

April 27, 2023	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Vice President and Chief Accounting Officer