Form 10-Q
period 2023-06-30
PIONEER NATURAL RESOURCES CO
filed 2023-08-01
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 31, 2023    233,141,153

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the war in Ukraine) and related political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility and derivative contracts, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91	$1,032
Accounts receivable, net	1,513	1,853
Inventories	448	424
Investment in affiliate	137	172
Prepaids and other	153	245
Total current assets	2,342	3,726
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	41,041	38,465
Unproved properties	5,883	6,008
Accumulated depletion, depreciation and amortization	(16,174)	(14,843)
Total oil and gas properties, net	30,750	29,630
Other property and equipment, net	1,624	1,658
Operating lease right-of-use assets	366	340
Goodwill	242	243
Other assets	170	143
	$35,494	$35,740
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,298	$2,487
Due to affiliates	82	150
Interest payable	48	33
Income taxes payable	25	63
Current portion of debt	311	779
Derivatives	72	44
Operating leases	145	125
Other	218	206
Total current liabilities	3,199	3,887
Long-term debt	5,010	4,125
Derivatives	85	96
Deferred income taxes	4,102	3,867
Operating leases	243	236
Other liabilities	855	988
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 244,909,353 and 244,703,342 shares issued as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	18,658	18,779
Treasury stock, at cost; 11,769,028 and 8,667,824 shares as of June 30, 2023 and December 31, 2022, respectively	(2,571)	(1,925)
Retained earnings	5,911	5,685
Total equity	22,000	22,541
Commitments and contingencies
	$35,494	$35,740

The financial information included as of June 30, 2023 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and other income:
Oil and gas	$2,977	$4,639	$6,142	$8,570
Sales of purchased commodities	1,583	2,366	3,014	4,583
Interest and other income (loss), net	43	(56)	7	69
Derivative loss, net	(1)	(65)	(45)	(200)
Gain (loss) on disposition of assets, net	(3)	36	22	70
	4,599	6,920	9,140	13,092
Costs and expenses:
Oil and gas production	487	478	942	894
Production and ad valorem taxes	185	271	393	495
Depletion, depreciation and amortization	695	620	1,359	1,234
Purchased commodities	1,642	2,382	3,127	4,534
Exploration and abandonments	23	11	38	24
General and administrative	88	88	172	161
Accretion of discount on asset retirement obligations	4	4	8	8
Interest	41	33	70	70
Other	27	5	67	83
	3,192	3,892	6,176	7,503
Income before income taxes	1,407	3,028	2,964	5,589
Income tax provision	(305)	(657)	(640)	(1,209)
Net income attributable to common stockholders	$1,102	$2,371	$2,324	$4,380

Net income per share attributable to common stockholders:
Basic	$4.71	$9.78	$9.90	$18.03
Diluted	$4.55	$9.30	$9.55	$17.15

Weighted average shares outstanding:
Basic	234	242	234	242
Diluted	242	254	243	255

Dividends declared per share	$3.34	$7.38	$8.92	$11.16

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541
Dividends declared ($5.58 per share)	—	—	—	—	(1,314)	(1,314)
Convertible senior note conversions:
Conversion premium	—	—	(138)	—	—	(138)
Capped call proceeds	—	—	31	—	—	31
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury stock	(2,499)	—	—	(520)	—	(520)
Stock-based compensation:
Vested compensation awards, net	199	—	—	—	—	—
Compensation costs included in net income	—	—	23	—	—	23
Net income	—	—	—	—	1,222	1,222
Balance as of March 31, 2023	233,736	2	18,688	(2,445)	5,593	21,838
Dividends declared ($3.34 per share)		—	—	—	(784)	(784)
Convertible senior note conversions:
Conversion premium	—	—	(77)	—	—	(77)
Capped call proceeds	—	—	27	—	—	27
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury stock	(602)	—	—	(126)	—	(126)
Stock-based compensation:
Vested compensation awards, net	6	—	—	—	—	—
Compensation costs included in net income	—	—	27	—	—	27
Net income	—	—	—	—	1,102	1,102
Balance as of June 30, 2023	233,140	$2	$18,658	$(2,571)	$5,911	$22,000

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

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,324	$4,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,359	1,234
Exploration expenses	1	6
Deferred income taxes	223	1,045
Gain on disposition of assets, net	(22)	(70)
Loss on early extinguishments of debt	—	47
Accretion of discount on asset retirement obligations	8	8
Interest expense	6	5
Derivative-related activity	18	40
Amortization of stock-based compensation	50	39
Investment valuation adjustments	35	(49)
Other	84	41
Changes in operating assets and liabilities:
Accounts receivable	338	(659)
Inventories	(24)	(241)
Other assets	51	(44)
Accounts payable	(342)	88
Interest payable	14	(13)
Income taxes payable	(38)	(8)
Other liabilities	(58)	(50)
Net cash provided by operating activities	4,027	5,799
Cash flows from investing activities:
Proceeds from disposition of assets	23	253
Proceeds from short-term investments	—	221
Purchases of short-term investments, net	—	(650)
Additions to oil and gas properties	(2,420)	(1,828)
Additions to other assets and other property and equipment	(69)	(61)
Net cash used in investing activities	(2,466)	(2,065)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	1,689	—
Repayment of debt	(1,488)	(1,295)
Proceeds from capped call on convertible notes	58	26
Payments of other liabilities	(8)	(129)
Payments of financing fees	(7)	—
Purchases of treasury stock	(646)	(775)
Exercise of long-term incentive plan stock options	—	1
Dividends paid	(2,100)	(2,861)
Net cash used in financing activities	(2,502)	(5,033)
Net decrease in cash, cash equivalents and restricted cash	(941)	(1,299)
Cash, cash equivalents and restricted cash, beginning of period	1,032	3,884
Cash, cash equivalents and restricted cash, end of period	$91	$2,585

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
NOTE 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results for a full year.
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
NOTE 3. Divestiture and Nonmonetary Activities
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•The Company had no material asset divestitures during the three and six months ended June 30, 2023.
•During the six months ended June 30, 2022, the Company divested certain undeveloped acreage and producing wells in the Midland Basin for cash proceeds of $126 million. The Company recorded a gain on these sales of $35 million and $76 million for the three and six months ended June 30, 2022, respectively, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
Nonmonetary transactions. During the three and six months ended June 30, 2023, the Company's nonmonetary transactions included exchanges of both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions that were determined to have commercial substance were accounted for at fair value, resulting in the Company recording a loss of $4 million and a gain of $20 million for the three and six months ended June 30, 2023, respectively, to net gain (loss) on disposition of assets in the consolidated statements of operations and $148 million of noncash investing activities for the six months ended June 30, 2023. Nonmonetary transactions that the Company determines to not have commercial substance are recorded at carryover basis.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2023
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$137	$—	$—	$137
Deferred compensation plan assets	59	—	—	59
	$196	$—	$—	$196
Liabilities:
Conversion option derivatives	$—	$2	$—	$2
Marketing derivatives	—	—	155	155
	$—	$2	$155	$157

	As of December 31, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$172	$—	$—	$172
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$237	$1	$—	$238
Liabilities:
Marketing derivatives	$—	$—	$140	$140
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of the Company's investment in ProPetro common stock is determined using Level 1 inputs based on observable prices on a major exchange and changes in fair value are recorded to net interest and other income (loss) in the consolidated statements of operations. The Company recorded a noncash gain of $18 million and a noncash loss of $35 million during the three and six months ended June 30, 2023, respectively, as compared to a noncash loss

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
of $65 million and a noncash gain of $32 million for the same periods in 2022, respectively, representing the change in fair value of the Company's investment in ProPetro. See Note 11 for additional information.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges and changes in fair value are recorded to net interest and other income (loss) in the consolidated statements of operations.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes have exercised their conversion options per the terms of the notes' indenture. The Company elected to settle the conversions in cash, with settlement occurring 25 trading days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Period is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices of the Company's common stock during the Settlement Period. See Note 5 and Note 7 for additional information.
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
The values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of June 30, 2023 and December 31, 2022 was $1.76 per barrel and $1.67 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $25 million as of June 30, 2023. See Note 5 for additional information.
Short-term investment. In October 2021, the Company acquired 960 thousand shares of Laredo Petroleum, Inc. ("Laredo") as partial consideration for its divestiture of certain acreage in western Glasscock County to Laredo. During the three months ended March 31, 2022, the Company sold the 960 thousand shares of Laredo common stock held by the Company and recorded a gain of $17 million to net interest and other income (loss) in the consolidated statements of operations. The shares were treated as an investment in equity securities measured at fair value. The fair value of the Company's investment in Laredo common stock was determined using Level 1 inputs based on observable prices on a major exchange.
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
Nonmonetary transactions. Oil and gas properties acquired in nonmonetary transactions that have commercial substance are valued as of the acquisition date based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. As a result of these valuations, the Company

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
recorded a loss of $4 million and a gain of $20 million to net gain (loss) on disposition of assets in the consolidated statements of operations during the three and six months ended June 30, 2023, respectively. See Note 3 for additional information.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value determined using either a discounted future cash flow model or another appropriate fair value method. As a result of the Company's impairment assessments of other long-lived assets during the three and six months ended June 30, 2023, the Company recorded $11 million and $22 million, respectively, of noncash impairment charges to other expense in the consolidated statements of operations. See Note 13 for additional information.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$91	$91	$1,032	$1,032
Liabilities:
Current portion of debt:
Revolving corporate credit facility (a)	$240	$240	$—	$—
Convertible senior notes (b)	$71	$158	$29	$69
Senior notes (b)	$—	$—	$750	$738
Long-term debt:
Convertible senior notes (b)	$713	$1,585	$925	$2,184
Senior notes (b)	$4,297	$3,851	$3,200	$2,696
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of June 30, 2023, the Company's marketing derivatives reflect long-term marketing contracts with Occidental Energy Marketing, Inc. ("Oxy") whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges. See Note 4 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Conversion option derivatives. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Convertible Notes. As of June 30, 2023 and December 31, 2022, $71 million and $29 million, respectively, of the principal amount of the Convertible Notes remained in the Settlement Period. See Note 4 and Note 7 for additional information.
Commodity derivatives. As of June 30, 2023, the Company has outstanding oil derivative contracts for three thousand Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33 in order to reduce the Company's basis risk. As of June 30, 2023 and December 31, 2022, the fair value of the Company's outstanding commodity derivative contracts were nominal.
Fair value. The fair value of derivative financial instruments not designated as hedging instruments are as follows:

As of June 30, 2023
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Marketing derivatives	Derivatives - current	$70	$—	$70
Conversion option derivatives	Derivatives - current	$2	$—	$2
Marketing derivatives	Derivatives - noncurrent	$85	$—	$85

As of December 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$44	$—	$44
Marketing derivatives	Derivatives - noncurrent	$96	$—	$96

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Gains and losses recorded to net derivative loss in the consolidated statements of operations related to derivative financial instruments not designated as hedging instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$—	$72	$—	$(39)
Cash payments on settled derivatives, net	—	(75)	—	(131)
Total commodity derivative loss, net	—	(3)	—	(170)
Marketing derivatives:
Noncash derivative gain (loss), net	20	(68)	(16)	(24)
Cash payments on settled derivatives	(16)	(17)	(31)	(29)
Total marketing derivative gain (loss), net	4	(85)	(47)	(53)
Conversion option derivatives:
Noncash derivative gain (loss), net	(2)	23	(2)	23
Cash receipts (payments) on settled derivatives, net	(3)	—	4	—
Total conversion option derivative gain (loss), net	(5)	23	2	23
Derivative loss, net	$(1)	$(65)	$(45)	$(200)
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
The changes in capitalized exploratory well and project costs are as follows:

Six Months Ended June 30, 2023
(in millions)
Beginning capitalized exploratory well and project costs	$834
Additions to exploratory well and project costs pending the determination of proved reserves	2,115
Reclassifications due to determination of proved reserves	(1,861)
Ending capitalized exploratory well and project costs	$1,088
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized based on the date drilling was completed, are as follows:

	As of June 30, 2023	As of December 31, 2022
	(in millions, except well counts)
One year or less	$1,088	$834
More than one year	—	—
	$1,088	$834
Number of projects with exploratory well costs that have been suspended for a period greater than one year	—	—

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 7. Debt and Interest Expense
The components of debt, including the effects of issuance costs and net discounts, are as follows:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Outstanding debt principal balances:
Revolving corporate credit facility	$240	$—
0.550% senior notes due 2023	—	750
0.250% convertible senior notes due 2025	789	962
5.100% senior notes due 2026	1,100	—
1.125% senior notes due 2026	750	750
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	5,358	4,941
Issuance costs and discounts, net	(37)	(37)
Total debt	5,321	4,904
Less current portion of debt	311	779
Long-term debt	$5,010	$4,125
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On May 26, 2023, Pioneer entered into the Second Amendment to Credit Agreement (the "Second Amendment") with Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto. The Second Amendment replaced the London interbank offered rate with a term secured overnight financing rate ("SOFR") as the interest rate benchmark, with all other terms, conditions and covenants remaining substantially unchanged. The Credit Facility has a maturity date of January 12, 2026. As of June 30, 2023, the Company had $240 million of outstanding short-term borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of June 30, 2023, the Company was in compliance with its debt covenants.
Senior notes. In March 2023, the Company issued $1.1 billion of 5.100% senior notes that will mature March 29, 2026 (the "March 2023 Senior Notes Offering"). The Company received proceeds, net of $7 million of issuance costs and discounts, of $1.1 billion. Interest on the notes is payable semiannually on March 29 and September 29.
The Company's 0.550% senior notes, with a debt principal balance of $750 million, matured and were repaid in May 2023 with proceeds from the March 2023 Senior Notes Offering.
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
Convertible senior notes. The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable semiannually on May 15 and November 15. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted conversion rate of 10.6804 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $93.63 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
conversion, the Convertible Notes will be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
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
On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Effective May 20, 2023, the Company may redeem the Convertible Notes only if the last reported sale price of the Company's common stock has been at least 130 percent of the Conversion Price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price is equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. The Capped Call transactions have an adjusted strike price of $93.63 per share of common stock and an adjusted capped price of $133.24 per share of common stock.
As of June 30, 2023, the effective annual interest rate on the Convertible Notes is 0.6 percent after giving effect to deferred financing fees relating to the notes.
Convertible Note conversions. During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the second quarter of 2023, the last reported sales price of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through September 30, 2023.
Certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash payments and cash receipts associated with the conversions:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash payments:
Principal repayments	$173	$1
Conversion premiums	215	2
Cash payments	$388	$3

Cash receipts:
Capped Call proceeds	$58	$26
Conversion option derivative receipts, net	4	—
Cash receipts, net	$62	$26
The Company recorded the conversion premiums paid, Capped Call proceeds and associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023, $71 million of the principal amount of the Convertible Notes remains in the Settlement Period. These Convertible Notes are recorded in the current portion of debt in the consolidated balance sheets as of June 30, 2023. The current portion of Convertible Notes will be cash settled at the end of their respective Settlement Periods during the third quarter of 2023.
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
Stock-based compensation expense for restricted stock awards and units expected to be settled in the Company's common stock ("Equity Awards"), restricted stock units expected to be settled in cash ("Liability Awards") and performance units ("Performance Awards") issued under both the LTIP and the Company's Employee Stock Purchase Plan ("ESPP") are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Equity Awards (a)	$16	$11	$29	$21
Liability Awards (b)	3	3	6	11
Performance Awards (a)	10	8	19	16
ESPP	1	1	2	2
	$30	$23	$56	$50
Capitalized stock-based compensation expense	$5	$4	$9	$9
______________________
(a)In February 2023, the Company changed the retirement eligibility provisions for 2023 stock-based compensation awards issued to officers, which shortened the requisite service period over which the expense is recognized.
(b)Liability Awards are expected to be settled on their vesting date in cash. As of June 30, 2023 and December 31, 2022, accounts payable – due to affiliates included $12 million and $6 million, respectively, of liabilities attributable to Liability Awards.
As of June 30, 2023, there was $80 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards of which $12 million is attributable to Liability Awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining requisite service periods of the awards, which is a period of less than three years on a weighted average basis. Performance Awards granted to the Company's officers in 2023 will vest upon the achievement of certain financial performance targets over a three year period. Expense for these awards is estimated based upon the achievement of the performance targets and will be reassessed periodically. The cumulative impact of any change in estimate will be reflected in the period of the change.
Activity for Equity Awards, Liability Awards, and Performance Awards is as follows:

	Six Months Ended June 30, 2023
	Equity Awards	Liability Awards	Performance Awards
Beginning awards	481,293	119,695	268,003
Awards granted	112,677	2,902	83,727
Awards forfeited	(4,585)	(4,545)	—
Awards vested (a)	(79,349)	(1,875)	(5,566)
Ending awards	510,036	116,177	346,164
______________________
(a)Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain Equity Awards that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Asset retirement obligations activity is as follows:

Six Months Ended June 30, 2023

(in millions)
Beginning asset retirement obligations	$477
Additions	3
Changes in estimates	(45)
Liabilities settled	(33)
Accretion of discount	8
Ending asset retirement obligations	410
Less current portion of asset retirement obligations	(125)
Asset retirement obligations, long-term	$285
The Company's wells and related facilities abandonment costs generally approximate their estimated asset retirement obligations. Incremental plugging and abandonment costs for individual wells and related facilities that exceed their estimated asset retirement obligation are recorded to exploration and abandonment expense in the consolidated statements of operations. The Company recorded $8 million and $10 million to exploration and abandonment expense for the three and six months ended June 30, 2023, respectively, related to certain vertical well abandonment costs exceeding their estimated asset retirement obligation.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company may also be subject to retained liabilities with respect to certain divested assets by operation of law. Upon divesting its assets, the Company may receive collateral or credit support for its exposure to such liabilities. The Company establishes reserves for the amount that exceeds the collateral or credit support received in the event that the obligation becomes likely to be paid by the Company. For example, the Company is exposed to the risk that owners and/or operators of assets purchased from the Company may become unable to satisfy plugging or abandonment obligations associated with those assets. In that event, due to operation of law, the Company may be required to assume all or part of the plugging or abandonment obligations for those assets. Although the Company may establish reserves for such liabilities, it could be required to pay additional amounts in the future and these amounts could be material.
The Company does not recognize a liability if the fair value of the obligation is immaterial or the likelihood of making payments is remote.
NOTE 11. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common stock and $110 million of cash. ProPetro is considered a related party as the shares received represent 14 percent of ProPetro's outstanding common stock. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. The Company continued to utilize ProPetro for pressure pumping and related services during the six months ended June 30, 2023.
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
Transactions for ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Pressure pumping related service charges	$43	$95	$85	$207

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Accounts payable - due to affiliate	$11	$44
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Oil sales	$2,448	$3,501	$4,892	$6,525
NGL sales	370	644	781	1,214
Gas sales	159	494	469	831
Total oil and gas revenues	2,977	4,639	6,142	8,570
Sales of purchased oil	1,582	2,337	3,011	4,551
Sales of purchased gas	1	29	3	32
Total sales of purchased commodities	1,583	2,366	3,014	4,583
	$4,560	$7,005	$9,156	$13,153
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of June 30, 2023 and December 31, 2022, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.4 billion and $1.8 billion, respectively.
NOTE 13. Other Expense
The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Impairment of long-lived assets (a) (Note 4)	$11	$—	$22	$—
Unoccupied facility expense (b)	8	4	17	19
Loss on early extinguishment of debt (Note 7)	—	—	—	47
South Texas deficiency fee obligation, net (c)	—	(16)	—	(16)
Other	8	17	28	33
	$27	$5	$67	$83
____________________
(a)Impairment of long-lived assets represents the decrease in fair value of unoccupied field offices to their expected sales price or market value.
(b)Primarily represents facilities expense associated with certain offices acquired as part of business combinations that are no longer occupied by the Company.
(c)Represents changes to the Company's 2022 forecasted minimum volume commitment deficiency fee obligation and receivable associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 14. Income Taxes
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision and the Company's consolidated financial statements.
The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. During the three and six months ended June 30, 2023, the Company recorded $1 million and $6 million, respectively, related to the IRA excise tax payable on stock repurchases.
Income tax provisions and effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Current tax provision	$(192)	$(144)	$(417)	$(164)
Deferred tax provision	(113)	(513)	(223)	(1,045)
Income tax provision	$(305)	$(657)	$(640)	$(1,209)
Effective tax rate	22%	22%	22%	22%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2023 and 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2023, there are no proposed adjustments in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 15. Net Income Per Share and Stockholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net income attributable to common stockholders	$1,102	$2,371	$2,324	$4,380
Participating share-based earnings (a)	(2)	(6)	(5)	(11)
Basic net income attributable to common stockholders	1,100	2,365	2,319	4,369
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	1	2	3
Diluted net income attributable to common stockholders	$1,101	$2,366	$2,321	$4,372

Basic weighted average shares outstanding	234	242	234	242
Convertible Notes (b)	8	12	9	13
Diluted weighted average shares outstanding	242	254	243	255

Net income per share attributable to common stockholders:
Basic	$4.71	$9.78	$9.90	$18.03
Diluted	$4.55	$9.30	$9.55	$17.15
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three and six months ended June 30, 2023 and 2022, respectively. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. See Note 7 for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Dividends. Base and variable dividends declared by the Board during the three and six months ended June 30, 2023 and 2022 are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2023:
First quarter	$1.10	$4.48	$5.58	$1,314
Second quarter	1.25	2.09	3.34	784
	$2.35	$6.57	$8.92	$2,098
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
	$1.56	$9.60	$11.16	$2,710
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. See Note 16 for additional information.
Stock repurchase programs. In April 2023, the Board authorized a new $4 billion common stock repurchase program to replace the $4 billion common stock repurchase program authorized in February 2022. As was the case with the previous stock repurchase programs, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the stock repurchase program are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Shares repurchased (a)	$124	$499	$624	$750
______________________
(a)During the three and six months ended June 30, 2023, 601 thousand and 3.0 million shares, respectively, were repurchased under the stock repurchase program, as compared to 2.1 million and 3.2 million shares repurchased during the three and six months ended June 30, 2022, respectively. Expenditures for share repurchases during the three and six months ended June 30, 2023 exclude the one percent excise tax on all stock repurchases after December 31, 2022.
NOTE 16. Subsequent Events
Dividends. On August 1, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $0.59 per share on the Company's outstanding common stock, payable September 21, 2023 to shareholders of record at the close of business on September 6, 2023.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Oil and Gas Industry Considerations
Supply and demand for oil throughout the world remains volatile. Over the past few years, global oil inventories have consistently been lower than historical levels due to reduced capital investments being directed towards developing incremental oil supplies. Sanctions, import bans and price caps on Russian oil and petroleum products were implemented by various countries in response to the war in Ukraine, further impacting global oil supply. In addition, the lingering impacts from the COVID-19 pandemic, combined with the Russia/Ukraine conflict, have resulted in global supply chain disruptions, which have led to significant cost inflation, rising interest rates and the potential for a global recession. Further, recent data from China points to a fragile economy as key indicators, such as consumer spending weakened and youth-unemployment hit record highs. China remains the world's second largest economy and represents a key component of oil demand. These uncertainties led OPEC to reduce its oil demand outlook, which led to multiple cuts to its production quotas. As a result of the current global supply and demand uncertainties, average NYMEX oil and NYMEX gas prices for the three months ended June 30, 2023 were $73.78 per Bbl and $2.09 per Mcf, respectively, as compared to $108.41 per Bbl and $6.76 per Mcf, respectively, for the same period in 2022.
Global oil price levels and general inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the global supply chain constraints associated with manufacturing and distribution delays, (v) oilfield services demand, (vi) political stability of oil consuming countries and (vii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended June 30, 2023 included the following highlights:
•Net income attributable to common stockholders for the three months ended June 30, 2023 was $1.1 billion ($4.55 per diluted share), as compared to net income of $2.4 billion ($9.30 per diluted share) for the same period in 2022. The primary components of the decrease in earnings attributable to common stockholders include:
•a $1.7 billion decrease in oil and gas revenues, primarily due to a 42 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in worldwide oil, NGL and gas demand, partially offset by an 11 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program;
partially offset by:
•a $352 million decrease in income taxes, primarily due to the decrease in earnings in 2023 compared to 2022;
•a $99 million increase in net interest and other income, primarily due to an increase in the fair value of the Company's investment in affiliate; and
•an $86 million decrease in production and ad valorem taxes, primarily attributable to the aforementioned decrease in commodity prices.
•During the three months ended June 30, 2023, average daily sales volumes increased on a BOE basis by 11 percent to 710,678 BOEPD, as compared to 642,844 BOEPD during the same period in 2022.
•Average oil and NGL prices per Bbl and average gas prices per Mcf decreased to $72.90, $22.43 and $1.81, respectively, during the three months ended June 30, 2023, as compared to $110.56, $44.21 and $6.72, respectively, during the same period in 2022.
•Net cash provided by operating activities decreased during the three months ended June 30, 2023 to $1.7 billion, as compared to $3.2 billion for the same period in 2022. The decrease in net cash provided by operating activities during the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to the aforementioned decrease in oil and gas revenues.
•During the three months ended June 30, 2023, the Company declared a base and variable dividend of $1.25 per share and $2.09 per share, respectively, and paid dividends of $781 million, as compared to a declared base and variable dividend of $0.78 per share and $6.60 per share, respectively, and dividend payments of $1.8 billion during the same period in 2022.

PIONEER NATURAL RESOURCES COMPANY
•During the three months ended June 30, 2023, the Company repurchased 601 thousand shares for $124 million under the Company's stock repurchase program, as compared to repurchases of 2.1 million shares for $499 million during the same period in 2022.
•As of June 30, 2023 and December 31, 2022, the Company's net debt to book capitalization was 19 percent and 15 percent, respectively.
Third Quarter 2023 Outlook
Based on current estimates, the Company expects the following operating and financial results for the third quarter of 2023:

Three Months Ending September 30, 2023
Guidance
($ in millions, except per BOE amounts)
Average daily production (MBOE)	705 - 725
Average daily oil production (MBbls)	367 - 377
Production costs per BOE	$10.50 - $12.00
DD&A per BOE	$10.50 - $12.00
Exploration and abandonments expense	$10 - $20
General and administrative expense	$80 - $90
Interest expense	$40 - $45
Other expense	$20 - $40
Cash flow impact from firm transportation (a)	$(60) - $(20)
Current income tax provision	$175 - $250
Effective tax rate	22% - 27%
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
Drilling Highlights
As of June 30, 2023, the Company's drilling and completions program included operating 22 drilling rigs and six frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group. During the six months ended June 30, 2023, the Company successfully completed 226 horizontal wells in the non-JV portion of the Midland Basin and 26 horizontal wells in the JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 40 percent of the horizontal wells placed on production were Spraberry interval wells, 31 percent were Wolfcamp B interval wells, 27 percent were Wolfcamp A interval wells and the remaining two percent were Wolfcamp D interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
Development and exploration/extension drilling activity is as follows:

	Six Months Ended June 30, 2023
	Development	Exploration/Extension	Total
Beginning wells in progress	11	292	303
Wells spud	8	241	249
Successful wells	(10)	(242)	(252)
Ending wells in progress	9	291	300

PIONEER NATURAL RESOURCES COMPANY
Costs incurred are as follows:

Six Months Ended June 30, 2023
( in millions)
Proved property acquisition costs (a)	$173
Unproved property acquisitions (a)	82
Exploration/extension costs	2,046
Development costs	344
Asset retirement obligations	(43)
$2,602
_____________________
(a)Includes $148 million of noncash acquisition costs related to nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Oil and gas revenues	$2,977	$4,639	$(1,662)	$6,142	$8,570	$(2,428)
Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Oil (Bbls)	369,070	347,964	6%	365,214	351,597	4%
NGLs (Bbls)	181,098	160,183	13%	174,329	156,576	11%
Gas (Mcf)	963,064	808,181	19%	936,595	792,847	18%
Total (BOE)	710,678	642,844	11%	695,643	640,314	9%

Liquids percentage of total production	77%	79%	(2%)	78%	79%	(1%)
Average daily BOE sales volumes increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three and six months ended June 30, 2023, as compared to the same periods in 2022, decreased due to the aforementioned volatility in worldwide oil, NGL and gas demand. The average prices are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Oil price per Bbl	$72.90	$110.56	(34%)	$74.00	$102.54	(28%)
NGL price per Bbl	$22.43	$44.21	(49%)	$24.76	$42.83	(42%)
Gas price per Mcf	$1.81	$6.72	(73%)	$2.77	$5.79	(52%)
Price per BOE	$46.03	$79.31	(42%)	$48.78	$73.94	(34%)
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

PIONEER NATURAL RESOURCES COMPANY
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
The net effect from sales of purchased commodities is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Sales of purchased commodities	$1,583	$2,366	$(783)	$3,014	$4,583	$(1,569)
Purchased commodities expense	1,642	2,382	(740)	3,127	4,534	(1,407)
	$(59)	$(16)	$(43)	$(113)	$49	$(162)
The change in the net effect from sales of purchased commodities for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily attributable to rising oil prices in 2022, which resulted in oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage being sold in the following month at higher oil prices. In contrast, oil prices have been declining during 2023 resulting in marginal losses on oil sold from storage in the following month.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Interest and other income (loss), net	$43	$(56)	$99	$7	$69	$(62)
The change in net interest and other income (loss) for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to changes in the fair value of the Company's investment in affiliate resulting in a noncash gain of $18 million and a noncash loss of $35 million, during the three and six months ended June 30, 2023, respectively, as compared to a noncash loss of $65 million and a noncash gain of $32 million for the same periods in 2022, respectively.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on changes in fair value.

PIONEER NATURAL RESOURCES COMPANY
Derivative loss, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Commodity price derivatives:
Noncash derivative gain (loss), net	$—	$72	$(72)	$—	$(39)	$39
Cash payments on settled derivatives, net	—	(75)	75	—	(131)	131
Total commodity derivative loss, net	—	(3)	3	—	(170)	170
Marketing derivatives:
Noncash derivative gain (loss), net	20	(68)	88	(16)	(24)	8
Cash payments on settled derivatives	(16)	(17)	1	(31)	(29)	(2)
Total marketing derivative gain (loss), net	4	(85)	89	(47)	(53)	6
Conversion option derivatives:
Noncash derivative gain (loss), net	(2)	23	(25)	(2)	23	(25)
Cash receipts (payments) on settled derivatives, net	(3)	—	(3)	4	—	4
Total conversion option derivative gain (loss), net	(5)	23	(28)	2	23	(21)
Derivative loss, net	$(1)	$(65)	$64	$(45)	$(200)	$155
Commodity price derivatives. The Company primarily utilizes derivative contracts to reduce the effect of price volatility on the commodities the Company produces and sells. As of June 30, 2023, the Company has outstanding oil derivative contracts for three thousand Bbls per day of Brent/WTI basis swaps for January 2024 through December 2024. The basis swap contracts fix the basis differential between the WTI index price (the price at which the Company buys Midland Basin oil for transport to the Gulf Coast) and the Brent index price (the price at which a portion of the Midland Basin purchased oil is sold in the Gulf Coast market) at a weighted average differential of $4.33.
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of June 30, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
Conversion option derivatives. Certain holders of the Company's Convertible Notes exercised their conversion options during the three and six months ended June 30, 2023 and 2022. Per the terms of the notes indenture, the Company elected to settle the conversions in cash at the end of the Settlement Period. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period related to conversion options exercised by certain holders of the Company's Convertible Notes.
The Company's open derivative contracts are subject to market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Gain (loss) on disposition of assets, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Gain (loss) on disposition of assets, net	$(3)	$36	$(39)	$22	$70	$(48)
Net gain (loss) on disposition of assets for the three and six months ended June 30, 2023 primarily represents nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties resulting in the Company recording a loss of $4 million and a gain of $20 million, respectively.
Net gain (loss) on disposition of assets for the three and six months ended June 30, 2022 primarily represents the divestment of certain undeveloped acreage and producing wells in the Midland Basin for cash proceeds of $39 million and $126 million, respectively, resulting in a gain on the divestitures of $35 million and $76 million, respectively.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Oil and gas production costs	$487	$478	$9	$942	$894	$48
Total production costs per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Lease operating expense (a)	$4.04	$3.71	9%	$4.06	$3.59	13%
Gathering, processing and transportation expense (b)	2.97	4.53	(34%)	2.96	4.20	(30%)
Workover costs (a)	1.07	1.02	5%	1.11	0.90	23%
Net natural gas plant income (c)	(0.55)	(1.08)	(49%)	(0.66)	(0.97)	(32%)
	$7.53	$8.18	(8%)	$7.47	$7.72	(3%)
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
The change in the Company's production costs per BOE during the three and six months ended June 30, 2023, as compared to the same periods in 2022, is due to the following:
•Lease operating expense per BOE increased primarily due to inflationary pressures on power, chemicals and maintenance costs;
•Gathering, processing and transportation expense per BOE decreased primarily due to decreased gas processing costs as a result of a decrease in gas and NGL prices, which are used to value contractual volumes retained by the gas processor as payment for their services;
•Workover costs per BOE increased primarily due to inflationary pressures on oilfield services; and
•Net natural gas plant income per BOE decreased primarily due to decreases in gas and NGL prices.

PIONEER NATURAL RESOURCES COMPANY
Production and ad valorem taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Production and ad valorem taxes	$185	$271	$(86)	$393	$495	$(102)
Production and ad valorem taxes per BOE are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Production taxes per BOE	$2.06	$3.75	(45%)	$2.26	$3.50	(35%)
Ad valorem taxes per BOE	0.80	0.88	(9%)	0.87	0.77	13%
	$2.86	$4.63	(38%)	$3.13	$4.27	(27%)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is due to the aforementioned decrease in commodity prices. The change in ad valorem taxes per BOE for the three months ended June 30, 2023, as compared to the same period in 2022, reflects the quarterly changes in estimated full year ad valorem taxes. The change in ad valorem taxes per BOE for the six months ended June 30, 2023, as compared to the same period in 2022, is due to an increase in prior year commodity prices that are used to determine current year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Depletion, depreciation and amortization	$695	$620	$75	$1,359	$1,234	$125
Total DD&A expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
DD&A per BOE	$10.75	$10.60	1%	$10.79	$10.64	1%
Depletion expense per BOE	$10.57	$10.40	2%	$10.60	$10.44	2%
The change in DD&A and depletion expense per BOE for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to higher capital costs as a result of inflation, which marginally exceeded proved reserve additions.
Exploration and abandonments expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Exploration and abandonments	$23	$11	$12	$38	$24	$14
The change in exploration and abandonments expense for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily related to plugging and abandonment costs exceeding their estimated abandonment liability on certain vertical wells in 2023, partially offset by the abandonment of certain unproved properties in 2022 that the Company no longer planned to drill before the leases expired.
During the six months ended June 30, 2023 and 2022, the Company drilled and evaluated 242 and 253 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.

PIONEER NATURAL RESOURCES COMPANY
See Note 6 and Note 9 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
General and administrative expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Cash general and administrative expense	$70	$78	$(8)	$140	$144	$(4)
Noncash general and administrative expense	18	10	8	32	17	15
	$88	$88	$—	$172	$161	$11
Total general and administrative expense per BOE is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Cash general and administrative expense	$1.07	$1.33	(20%)	$1.11	$1.25	(11%)
Noncash general and administrative expense	0.28	0.17	65%	0.25	0.14	79%
	$1.35	$1.50	(10%)	$1.36	$1.39	(2%)
The change in cash general and administrative expense per BOE for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to (i) the aforementioned 11 percent and nine percent increase in daily sales volumes, respectively, due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) $10 million of charitable contributions to various Ukraine humanitarian aid organizations in 2022 in response to the Russia/Ukraine conflict, partially offset by increases in labor costs. The change in noncash general and administrative expense per BOE for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to a change in the retirement eligibility provisions for stock-based compensation awards issued to officers in 2023, which shortened the requisite service period over which expense is recognized, and changes in the market value of investments underlying the Company's deferred compensation obligation.
See Note 8 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Interest expense	$41	$33	$8	$70	$70	$—
The change in interest expense for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily a result of (i) the issuance of 5.100% senior notes due 2026 in March 2023, (ii) the repayment of the Company's 3.950% senior notes due 2022 that matured in July 2022, (iii) the early extinguishment of the Company's 5.625% senior notes due 2027 during October 2022 and (iv) the repayment of the Company's 0.550% senior notes that matured in May 2023.
The weighted average cash interest rate on the Company's indebtedness for the three and six months ended June 30, 2023 is 2.4 percent and 2.1 percent, respectively, as compared to 1.8 percent and 1.6 percent for the same periods in 2022, respectively.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Other expense	$27	$5	$22	$67	$83	$(16)
The change in other expense for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is primarily due to the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Impairment of long-lived assets (a)	$11	$—	$11	$22	$—	$22
South Texas deficiency fee obligation (b)	$—	$(16)	$16	$—	$(16)	$16
Loss on early extinguishment of debt	$—	$—	$—	$—	$47	$(47)
____________________
(a)Impairment of long-lived assets represents the decrease in fair value of unoccupied field offices to their expected sales price or market value.
(b)Represents changes to the Company's 2022 forecasted minimum volume commitment deficiency fee obligation and receivable associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas.

See Note 4 and Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Income tax provision	$(305)	$(657)	$352	$(640)	$(1,209)	$569
Effective tax rate	22%	22%	—%	22%	22%	—%
The change in income tax provision for the three and six months ended June 30, 2023, as compared to the same periods in 2022, is due to a decrease of $1.6 billion and $2.6 billion, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and six months ended June 30, 2023 and 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
On August 16, 2022, President Biden signed into law the IRA, which includes among other things, the CAMT. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision and the Company's consolidated financial statements.
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
2023 revised capital budget. In response to improved well performance, which allows for reduced activity, and improved pricing on certain well costs, the Company's capital budget for 2023 was revised from an expected range of $4.45 billion to $4.75 billion to an expected range of $4.375 billion to $4.575 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure. The Company maintains its expected range of $150 million to $200 million of exploration, environmental and other capital, principally related to drilling four Barnett/Woodford formation wells in the Midland Basin, additional testing of the Company's enhanced oil recovery project and adding electric power infrastructure for future drilling, completions and production operations. The 2023 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, corporate facilities, information technology and vehicles.
The 2023 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of June 30, 2023, the Company had $240 million of outstanding short-term borrowings under its Credit Facility, leaving $1.8 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of June 30, 2023. The Company also had unrestricted cash on hand of $91 million as of June 30, 2023.
Sources and uses of cash during the six months ended June 30, 2023, as compared to the same period in 2022, are as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(in millions)
Net cash provided by operating activities	$4,027	$5,799	$(1,772)
Net cash used in investing activities	$(2,466)	$(2,065)	$401
Net cash used in financing activities	$(2,502)	$(5,033)	$(2,531)
Operating activities. The change in net cash flow provided by operating activities during the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to (i) a decrease in oil and gas revenues, as a result of a 34 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in worldwide oil, NGL and gas demand and (ii) an increase in the current income tax provision, partially offset by a nine percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Investing activities. The Company's significant investing activities for the six months ended June 30, 2023 and 2022 are as follows:
•2023: The Company (i) used $2.4 billion for additions to oil and gas properties, (ii) used $69 million for additions to other assets and other property, plant and equipment and (iii) received proceeds from the disposition of assets of $23 million.
•2022: The Company (i) used $1.8 billion for additions to oil and gas properties, (ii) purchased commercial paper for $650 million, net of $2 million of discounts, (iii) received proceeds from the disposition of assets of $253 million, (iv) received proceeds from the sale of the short-term investment in Laredo common stock of $221 million and (v) used $61 million for additions to other assets and other property, plant and equipment.
Financing activities. The Company's significant financing activities during the six months ended June 30, 2023 and 2022 are as follows:
•2023: The Company (i) paid dividends of $2.1 billion, (ii) received proceeds from the March 2023 Senior Notes Offering, net of $7 million of issuance costs and discounts, of $1.1 billion, (iii) repaid $750 million associated with the maturity of its 0.550% senior notes due in May 2023, (iv) repurchased $646 million of its common stock, (v) borrowed $590 million and repaid $350 million on its Credit Facility, (vi) paid $388 million to settle exercised

PIONEER NATURAL RESOURCES COMPANY
conversion options related to the Company's Convertible Notes and (vii) received $58 million in Capped Call proceeds related to the aforementioned exercised conversion options.
•2022: The Company (i) paid dividends of $2.9 billion, (ii) redeemed $1.3 billion of its outstanding 0.750% senior notes due 2024 and 4.450% senior notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (iii) repurchased $775 million of its common stock and (iv) paid $129 million of other liabilities.
Dividends. During the six months ended June 30, 2023, the Company declared base dividends of $552 million, or $2.35 per share, compared to $379 million, or $1.56 per share, during the same period in 2022.
Prior to April 2023, the Company had a variable dividend strategy, in addition to its base dividend program, whereby the Company paid a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. In April 2023, the Company modified its variable dividend strategy to return 75 percent of the prior quarter's free cash flow inclusive of its base dividend and share repurchases. The modified variable dividend strategy is effective for variable dividends declared by the Board subsequent to April 2023. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments, vehicles and additions to corporate facilities. During the six months ended June 30, 2023, the Company declared variable dividends of $1.5 billion, or $6.57 per share, compared to $2.3 billion, or $9.60 per share, during the same period in 2022.
On August 1, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $0.59 per share for shareholders of record on September 6, 2023, with a payment date of September 21, 2023. Future base and variable dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will fluctuate based on the Company's free cash flow and share repurchases, which will depend on a number of factors beyond the Company's control, including commodity prices and the Company's share price.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2023, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) derivative contracts that are sensitive to future changes in commodity prices, or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalties and income taxes. The Company may also be subject to retained liabilities with respect to certain divested assets by operation of law. Upon divesting its assets, the Company may receive collateral or credit support for its exposure to such liabilities. The Company establishes reserves for the amount that exceeds the collateral or credit support received in the event that the obligation becomes likely to be paid by the Company. For example, the Company is exposed to the risk that owners and/or operators of assets purchased from the Company may become unable to satisfy plugging or abandonment obligations associated with those assets. In that event, due to operation of law, the Company may be required to assume all or part of the plugging or abandonment obligations for those assets. Although the Company may establish reserves for such liabilities, it could be required to pay additional amounts in the future and these amounts could be material. The Company does not recognize a liability if the fair value of the obligation is immaterial or the likelihood of making payments is remote.
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

PIONEER NATURAL RESOURCES COMPANY
Convertible senior notes. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025. The Convertible Notes bear a fixed interest rate of 0.250% per year, with interest payable semiannually on May 15 and November 15. The Convertible Notes will mature on May 15, 2025, unless earlier redeemed, repurchased or converted. The Convertible Notes are unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company.
The Convertible Notes are convertible into shares of the Company's common stock at an adjusted Conversion Rate and adjusted Conversion Price. Future declarations of quarterly base and variable dividends in excess of $0.55 per common share will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election.
During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the second quarter of 2023, the last reported sales prices of the Company's common stock exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through September 30, 2023. During the six months ended June 30, 2023, the Company made total cash payments of $384 million (inclusive of settled conversion option derivatives) related to the settlement of exercised conversion options on its Convertible Notes. As of June 30, 2023, $789 million of the Convertible Notes principle balance is outstanding, of which $71 million of principal remains in the Settlement Period and will be cash settled during the third quarter of 2023. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include debt, leases (primarily related to contracted drilling rigs, office facilities and other equipment), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of June 30, 2023.
Debt. As of June 30, 2023, the Company's outstanding debt is comprised of borrowings under the Credit Facility, senior notes and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to contracted drilling rigs, storage tanks, equipment and office facilities.
Derivative obligations. The Company's commodity, marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of June 30, 2023, these contracts represented net liabilities of $157 million. The ultimate liquidation value of the Company's commodity and marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2023. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement

PIONEER NATURAL RESOURCES COMPANY
value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of June 30, 2023, and from which the Company may incur future gains or losses from changes in commodity prices, or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. The Company's exposure to price volatility impacts the funds available to be used in its capital program and for general working capital needs, debt obligations, dividends and share repurchases, among other uses. The Company mitigates its commodity price risk by (i) maintaining financial flexibility with a strong balance sheet, (ii) using derivative financial instruments and (iii) sales of purchased commodities.
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
As of June 30, 2023, the Company did not have any material outstanding commodity derivative contracts. See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the Company's open derivative positions and additional information.
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of June 30, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent and (ii) the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent would impact the fair value of the Company's marketing derivatives recorded by approximately $50 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $25 million as of June 30, 2023. See Note 4 and Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Company share price risk. When holders of the Company's Convertible Notes exercise their conversion option, the Company is subject to market risks related to changes in the Company's share price that occur during the Settlement Period. See

PIONEER NATURAL RESOURCES COMPANY
Note 4, Note 5 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest rate risk. As of June 30, 2023, the Company had $240 million of variable rate debt outstanding under the Credit Facility and $5.1 billion of fixed rate debt outstanding. The variable rate debt outstanding under the Company's Credit Facility is benchmarked to SOFR, and is therefore exposed to interest rate risk. Assuming no change in the amount of variable rate debt outstanding, a 100 basis point increase or decrease in the average interest rate would impact annual interest expense by approximately $2 million. The Company has no interest rate derivative instruments outstanding; however, it may enter into derivative instruments in the future to mitigate interest rate risk. See Note 4 and Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
On May 18, 2023, the Company received a Notice of Violation and Opportunity to Confer from the Environmental Protection Agency ("EPA") alleging violations of the Clean Air Act at certain of its operated locations. The Company is engaged in discussions with the EPA regarding a resolution of the alleged violations. The Company does not believe that the

PIONEER NATURAL RESOURCES COMPANY
resolution of this matter will have a material adverse impact on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations, but the resolution of the matter may result in penalties that exceed $300,000.
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

	Three Months Ended June 30, 2023
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
April 1-30, 2023	906	$222.48	—	$4,000,000,000
May 1-31, 2023	478,297	$207.91	478,232	$3,900,572,356
June 1-30, 2023	122,643	$204.04	122,510	$3,875,575,094
	601,846		600,742
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In April 2023, the Board authorized a new $4 billion common stock repurchase program to replace the prior $4 billion common stock repurchase program authorized in February 2022. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board.
ITEM 5.    OTHER INFORMATION
The Company was not informed by any of its directors or officers of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, during the three months ended June 30, 2023.

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description
4.1
Sixth Supplemental Indenture, dated March 29, 2023, by and between Pioneer Natural Resources Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 29, 2023.

10.1
Second Amendment dated as of May 26, 2023, to the Credit Agreement dated October 24, 2018, among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and certain other agents and lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 31, 2023).

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

PIONEER NATURAL RESOURCES COMPANY

August 1, 2023	By:	/s/ Neal H. Shah
Neal H. Shah
Executive Vice President and Chief Financial Officer

August 1, 2023	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Vice President and Chief Accounting Officer