Form 10-Q
period 2023-09-30
PIONEER NATURAL RESOURCES CO
filed 2023-11-02
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of common stock outstanding as of November 1, 2023    233,308,884

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
•"U.S." means United States.
•"WASP" means weighted average sales price.
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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including in Ukraine and the Middle East) and related political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the transaction between Pioneer and Exxon Mobil Corporation ("ExxonMobil") may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms and Pioneer stockholder approval; the possibility that any of the anticipated benefits of the transaction will not be realized or will not be realized within the expected time period; the risk that disruptions from the transaction will harm Pioneer's business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; potential litigation relating to the transaction that could be instituted against Pioneer or its directors; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98	$1,032
Accounts receivable, net	1,850	1,853
Inventories	496	424
Investment in affiliate	176	172
Prepaids and other	165	245
Total current assets	2,785	3,726
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	42,163	38,465
Unproved properties	5,861	6,008
Accumulated depletion, depreciation and amortization	(16,876)	(14,843)
Total oil and gas properties, net	31,148	29,630
Other property and equipment, net	1,639	1,658
Operating lease right-of-use assets	376	340
Goodwill	242	243
Other assets	170	143
	$36,360	$35,740
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,577	$2,487
Due to affiliates	93	150
Interest payable	16	33
Income taxes payable	43	63
Current portion of debt	44	779
Derivatives	158	44
Operating leases	156	125
Other	196	206
Total current liabilities	3,283	3,887
Long-term debt	4,880	4,125
Derivatives	152	96
Deferred income taxes	4,231	3,867
Operating leases	245	236
Other liabilities	850	988
Equity:
Common shares, $.01 par value; 500,000,000 shares authorized; 245,080,115 and 244,703,342 shares issued as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	18,506	18,779
Treasury shares, at cost; 11,771,231 and 8,667,824 shares as of September 30, 2023 and December 31, 2022, respectively	(2,572)	(1,925)
Retained earnings	6,783	5,685
Total equity	22,719	22,541
Commitments and contingencies
	$36,360	$35,740

The financial information included as of September 30, 2023 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and other income:
Oil and gas	$3,460	$4,224	$9,603	$12,794
Sales of purchased commodities	1,681	1,833	4,695	6,416
Interest and other income (loss), net	52	(12)	59	57
Derivative gain (loss), net	(190)	13	(235)	(187)
Gain on disposition of assets, net	1	35	23	105
	5,004	6,093	14,145	19,185
Costs and expenses:
Oil and gas production	564	562	1,506	1,457
Production and ad valorem taxes	205	260	598	755
Depletion, depreciation and amortization	728	641	2,087	1,874
Purchased commodities	1,662	1,968	4,789	6,502
Exploration and abandonments	18	8	56	32
General and administrative	87	90	259	252
Accretion of discount on asset retirement obligations	4	4	12	12
Interest	44	30	114	100
Other	25	36	93	118
	3,337	3,599	9,514	11,102
Income before income taxes	1,667	2,494	4,631	8,083
Income tax provision	(366)	(510)	(1,006)	(1,719)
Net income attributable to common shareholders	$1,301	$1,984	$3,625	$6,364

Net income per share attributable to common shareholders:
Basic	$5.56	$8.29	$15.47	$26.36
Diluted	$5.41	$7.93	$14.96	$25.11

Weighted average shares outstanding:
Basic	233	239	234	241
Diluted	240	250	242	253

Dividends declared per share	$1.84	$8.57	$10.76	$19.73

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541
Dividends declared ($5.58 per share)	—	—	—	—	(1,314)	(1,314)
Convertible senior note conversions:
Conversion premium	—	—	(138)	—	—	(138)
Capped call proceeds	—	—	31	—	—	31
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury shares	(2,499)	—	—	(520)	—	(520)
Share-based compensation:
Vested compensation awards, net	199	—	—	—	—	—
Compensation costs included in net income	—	—	23	—	—	23
Net income	—	—	—	—	1,222	1,222
Balance as of March 31, 2023	233,736	2	18,688	(2,445)	5,593	21,838
Dividends declared ($3.34 per share)	—	—	—	—	(784)	(784)
Convertible senior note conversions:
Conversion premium	—	—	(77)	—	—	(77)
Capped call proceeds	—	—	27	—	—	27
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury shares	(602)	—	—	(126)	—	(126)
Share-based compensation:
Vested compensation awards, net	6	—	—	—	—	—
Compensation costs included in net income	—	—	27	—	—	27
Net income	—	—	—	—	1,102	1,102
Balance as of June 30, 2023	233,140	2	18,658	(2,571)	5,911	22,000
Dividends declared ($1.84 per share)	—	—	—	—	(429)	(429)
Convertible senior note conversions:
Conversion premium	—	—	(207)	—	—	(207)
Capped call proceeds	—	—	46	—	—	46
Issuance fees and deferred taxes	—	—	(10)	—	—	(10)
Employee stock purchases	39	—	(1)	9	—	8
Purchases of treasury shares	(42)	—	—	(10)	—	(10)
Share-based compensation:
Vested compensation awards, net	172	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	1,301	1,301
Balance as of September 30, 2023	233,309	$2	$18,506	$(2,572)	$6,783	$22,719
The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2021	242,778	$2	$19,123	$(248)	$3,960	$22,837
Dividends declared ($3.78 per share)	—	—	—	—	(922)	(922)
Exercise of long-term incentive stock options	6	—	—	1	—	1
Purchases of treasury shares	(1,175)	—	—	(276)	—	(276)
Share-based compensation:
Vested compensation awards, net	350	—	—	—	—	—
Compensation costs included in net income	—	—	19	—	—	19
Net income	—	—	—	—	2,009	2,009
Balance as of March 31, 2022	241,959	2	19,142	(523)	5,047	23,668
Dividends declared ($7.38 per share)	—	—	—	—	(1,788)	(1,788)
Convertible senior note conversions:
Conversion premium	—	—	(2)	—	—	(2)
Capped call proceeds	—	—	26	—	—	26
Issuance fees and deferred taxes	—	—	(6)	—	—	(6)
Purchases of treasury shares	(2,126)	—	—	(499)	—	(499)
Share-based compensation:
Vested compensation awards, net	5	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	2,371	2,371
Balance as of June 30, 2022	239,838	2	19,180	(1,022)	5,630	23,790
Dividends declared ($8.57 per share)	—	—	—	—	(2,053)	(2,053)
Convertible senior note conversions:
Conversion premium	—	—	(319)	—	—	(319)
Capped call proceeds	—	—	45	—	—	45
Issuance fees and deferred taxes	—	—	(13)	—	—	(13)
Employee stock purchases	41	—	(2)	8	—	6
Purchases of treasury shares	(2,338)	—	—	(511)	—	(511)
Stock-based compensation:
Vested compensation awards, net	195	—	—	—	—	—
Compensation costs included in net income	—	—	20	—	—	20
Net income	—	—	—	—	1,984	1,984
Balance as of September 30, 2022	237,736	$2	$18,911	$(1,525)	$5,561	$22,949
The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,625	$6,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	2,087	1,874
Exploration expenses	1	6
Deferred income taxes	341	1,248
Gain on disposition of assets, net	(23)	(105)
Loss on early extinguishments of debt	—	47
Accretion of discount on asset retirement obligations	12	12
Interest expense	8	7
Derivative-related activity	169	(95)
Amortization of share-based compensation	70	59
Investment valuation adjustments	(4)	(17)
Other	112	69
Changes in operating assets and liabilities:
Accounts receivable	1	(253)
Inventories	(73)	(55)
Other assets	5	(96)
Accounts payable	(126)	(260)
Interest payable	(17)	(32)
Income taxes payable	(20)	—
Other liabilities	(69)	(23)
Net cash provided by operating activities	6,099	8,750
Cash flows from investing activities:
Proceeds from disposition of assets	24	293
Proceeds from short-term investments	—	727
Purchases of short-term investments, net	—	(1,020)
Additions to oil and gas properties	(3,436)	(2,806)
Additions to other assets and other property and equipment	(121)	(105)
Net cash used in investing activities	(3,533)	(2,911)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	2,589	—
Repayment of debt	(2,994)	(2,097)
Proceeds from capped call on convertible notes	104	71
Payments of other liabilities	(13)	(183)
Payments of financing fees	(7)	—
Purchases of treasury shares	(656)	(1,286)
Exercise of long-term incentive plan stock options and employee stock purchases	8	7
Dividends paid	(2,531)	(4,913)
Net cash used in financing activities	(3,500)	(8,401)
Net decrease in cash, cash equivalents and restricted cash	(934)	(2,562)
Cash, cash equivalents and restricted cash, beginning of period	1,032	3,884
Cash, cash equivalents and restricted cash, end of period	$98	$1,322

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common shares are listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
Planned merger of the Company with Exxon Mobil Corporation. On October 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exxon Mobil Corporation, a New Jersey corporation ("ExxonMobil"), and a subsidiary of ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will survive as a wholly-owned subsidiary of ExxonMobil (the "Merger"). Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 2.3234 shares of ExxonMobil common stock (the "Exchange Ratio"). Completion of the Merger remains subject to certain conditions, including the approval of the Merger by the Company's stockholders, as well as certain governmental and regulatory approvals. The Merger is currently expected to close in the first half of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
The Merger Agreement contains termination rights, subject to certain conditions, for each of the Company and ExxonMobil, including, among others: (i) if the consummation of the Merger does not occur on or before October 10, 2024 (the "End Date") or the extended End Date (April 10, 2025) and (ii) if the Company wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Merger Agreement by ExxonMobil under certain specified circumstances, including, among others, a material breach by the Company of its non-solicitation obligations or by the Company in order to enter into a definitive agreement with respect to a superior proposal, the Company would be required to pay ExxonMobil a termination fee of $1.8 billion.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.
Note 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for a full year.
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
Note 3. Divestitures and Nonmonetary Transactions
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•The Company had no material asset divestitures during the three and nine months ended September 30, 2023.
•During the three and nine months ended September 30, 2022, the Company divested certain undeveloped acreage and producing wells in the Midland Basin for cash proceeds of $39 million and $165 million, respectively. The Company recorded a gain on these sales of $34 million and $110 million for the three and nine months ended

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
September 30, 2022, respectively, which is reflected in net gain on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million (the "Martin County Gas Processing Divestiture"). The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
Nonmonetary transactions. During the nine months ended September 30, 2023, the Company's nonmonetary transactions included exchanges of both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions were determined to have commercial substance, which led to those transactions being accounted for at fair value, and resulted in the Company recording a gain of $20 million to net gain on disposition of assets in the consolidated statements of operations and $154 million of noncash investing activities for the nine months ended September 30, 2023. Nonmonetary transactions that did not have commercial substance were recorded at carryover basis.
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
Assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2023
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$176	$—	$—	$176
Deferred compensation plan assets	62	—	—	62
Conversion option derivatives	—	2	—	2
	$238	$2	$—	$240
Liabilities:
Marketing derivatives	$—	$—	$310	$310

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

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
Gains and losses recorded in the consolidated statements of operations related to assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Investment in affiliate valuation adjustment	$40	$(32)	$4	$(1)
Deferred compensation plan asset valuation adjustment	$3	$(2)	$2	$(13)
Derivative gain (loss), net:
Marketing derivatives:
Noncash derivative gain (loss), net	$(155)	$99	$(170)	$75
Cash payments on settled derivatives	(21)	(18)	(52)	(47)
Total marketing derivative gain (loss), net	(176)	81	(222)	28
Conversion option derivatives:
Noncash derivative gain (loss), net	4	(23)	1	—
Cash receipts (payments) on settled derivatives, net	(18)	17	(14)	17
Total conversion option derivative gain (loss), net	(14)	(6)	(13)	17
Commodity derivatives:
Noncash derivative gain, net	—	59	—	20
Cash payments on settled derivatives, net	—	(121)	—	(252)
Total commodity derivative loss, net	—	(62)	—	(232)
	$(190)	$13	$(235)	$(187)
Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro Holding Corp. ("ProPetro"). The fair value of the Company's investment in ProPetro common shares is determined using Level 1 inputs based on observable prices on a major exchange and changes in fair value are recorded in net interest and other income (loss) in the consolidated statements of operations. See Note 10 for additional information.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges and changes in fair value are recorded in net interest and other income (loss) in the consolidated statements of operations.
Conversion option derivatives. In May 2020, the Company issued $1.3 billion principal amount of convertible senior notes due 2025 (the "Convertible Notes"). Certain holders of the Convertible Notes have exercised their conversion options per the terms of the notes' indenture. The Company elected to settle the conversions in cash, with settlement occurring 25 trading

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
days from the notice of conversion (the "Settlement Period"). The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The change in fair value of the conversion option derivatives during the Settlement Period is primarily determined based on Level 2 inputs related to the daily volumetric weighted average prices of the Company's common shares during the Settlement Period. See Note 6 for additional information.
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
The values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of September 30, 2023 and December 31, 2022 was $1.81 per barrel and $1.67 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $25 million as of September 30, 2023.
Derivative financial instruments are presented in the Company's consolidated balance sheets as follows:

As of September 30, 2023
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$2	$—	$2
Liabilities:
Marketing derivatives	Derivatives - current	$158	$—	$158
Marketing derivatives	Derivatives - noncurrent	$152	$—	$152

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

As of December 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$44	$—	$44
Marketing derivatives	Derivatives - noncurrent	$96	$—	$96
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations or through nonmonetary transactions, goodwill, asset retirement obligations and other long-lived assets.
Nonmonetary transactions. Oil and gas property nonmonetary transactions that have commercial substance are valued as of the transaction date based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. During the nine months ended September 30, 2023, the Company recorded a gain of $20 million to net gain on disposition of assets in the consolidated statements of operations associated with nonmonetary transactions. See Note 3 for additional information.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value determined using either a discounted future cash flow model or another appropriate fair value method. As a result of the Company's impairment assessments of other long-lived assets during the nine months ended September 30, 2023, the Company recorded $22 million of noncash impairment charges to other expense in the consolidated statements of operations. See Note 12 for additional information.
Financial instruments not carried at fair value.

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$98	$98	$1,032	$1,032
Liabilities:
Current portion of debt:
Convertible senior notes (b)	$44	$109	$29	$69
Senior notes (b)	$—	$—	$750	$738
Long-term debt:
Convertible senior notes (b)	$582	$1,437	$925	$2,184
Senior notes (b)	$4,298	$3,792	$3,200	$2,696
______________________
(a)Fair value approximates carrying value due to the short-term nature of the instruments.
(b)Fair value is determined using Level 2 inputs. The Company's senior notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 6 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.
Note 5. Exploratory Well and Project Costs
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
The changes in capitalized exploratory well and project costs are as follows:

Nine Months Ended September 30, 2023
(in millions)
Beginning capitalized exploratory well and project costs	$834
Additions to exploratory well and project costs pending the determination of proved reserves	3,047
Reclassifications due to determination of proved reserves	(2,678)
Ending capitalized exploratory well and project costs	$1,203
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized based on the date drilling was completed, are as follows:

	As of September 30, 2023	As of December 31, 2022
	(in millions, except project counts)
One year or less	$1,203	$834
More than one year	—	—
	$1,203	$834
Number of projects with exploratory well costs that have been suspended for a period greater than one year	—	—
Note 6. Debt and Interest Expense
The components of debt, including the effects of issuance costs and net discounts, are as follows:

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Outstanding debt principal balances:
0.550% senior notes due 2023	$—	$750
0.250% convertible senior notes due 2025	629	962
5.100% senior notes due 2026	1,100	—
1.125% senior notes due 2026	750	750
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	4,958	4,941
Issuance costs and discounts, net	(34)	(37)
Total debt	4,924	4,904
Less current portion of debt	44	779
Long-term debt	$4,880	$4,125

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions and has aggregate loan commitments of $2.0 billion. On May 26, 2023, Pioneer entered into the Second Amendment to Credit Agreement (the "Second Amendment") with Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto. The Second Amendment replaced the London interbank offered rate with a term secured overnight financing rate as the interest rate benchmark, with all other terms, conditions and covenants remaining substantially unchanged. The Credit Facility has a maturity date of January 12, 2026. As of September 30, 2023, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of September 30, 2023, the Company was in compliance with its debt covenants.
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
As of September 30, 2023, the Convertible Notes are convertible at an adjusted conversion rate of 10.7379 shares of the Company's common shares per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $93.13 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes will be settled in cash, the Company's common shares or a combination thereof, at the Company's election.
Holders of the Convertible Notes may convert their notes at their option prior to February 15, 2025 under the following circumstances:
•during the quarter following any quarter during which the last reported sales price of the Company's common shares for at least 20 of the last 30 consecutive trading days of such quarter exceeds 130 percent of the Conversion Price;
•during the five-business day period following any five consecutive trading day period when the trading price of the Convertible Notes is less than 98 percent of the product of the last reported sales price of the Company's common shares and the Conversion Rate;
•upon notice of redemption by the Company; or
•upon the occurrence of specified corporate events, including certain consolidations or mergers.
On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Currently, the Company may redeem the Convertible Notes only if the last reported sale price of the Company's common shares has been at least 130 percent of the Conversion Price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price is equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common shares upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
subject to a capped price. As of September 30, 2023, the Capped Call transactions have an adjusted strike price of $93.13 per share of common shares and an adjusted capped price of $132.53 per share of common shares.
As of September 30, 2023, the effective annual interest rate on the Convertible Notes is 0.6 percent after giving effect to deferred financing fees relating to the notes.
Convertible Note conversions. During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the third quarter of 2023, the last reported sales price of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through December 31, 2023.
Certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash payments and cash receipts associated with the conversions:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash payments:
Principal repayments	$333	$240
Conversion premiums	422	321
Conversion option derivative payments, net	14	—
Cash payments, net	$769	$561
Cash receipts:
Capped Call proceeds	$104	$71
Conversion option derivative receipts, net	—	17
Cash receipts, net	$104	$88
The Company recorded the conversion premiums paid, Capped Call proceeds and associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of September 30, 2023 and December 31, 2022, $44 million and $29 million, respectively, of the principal amount of the Convertible Notes remained in the Settlement Period and are recorded in the current portion of debt in the consolidated balance sheets for each respective period. The current portion of Convertible Notes as of September 30, 2023 will be cash settled at the end of their respective Settlement Periods during the fourth quarter of 2023.
See Note 4 for additional information.
Note 7. Incentive Plans
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted shares and restricted stock units to directors, officers and employees of the Company.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Share-based compensation expense for (i) restricted stock awards and units expected to be settled in the Company's common shares ("Equity Awards"), (ii) restricted stock units expected to be settled in cash ("Liability Awards"), (iii) performance units ("Performance Awards") issued under the LTIP and (iv) shares issued under the Company's Employee Stock Purchase Plan ("ESPP") are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Equity Awards (a)	$13	$11	$42	$33
Liability Awards (b)	5	6	11	17
Performance Awards (a)	6	8	25	24
ESPP	1	1	3	2
	$25	$26	$81	$76
Capitalized share-based compensation expense	$5	$5	$14	$14
______________________
(a)In February 2023, the Company changed the retirement eligibility provisions for 2023 share-based compensation awards issued to officers, which shortened the requisite service period over which the expense is recognized.
(b)Liability Awards are expected to be settled on their vesting date in cash. As of September 30, 2023 and December 31, 2022, accounts payable – due to affiliates included $2 million and $6 million, respectively, of liabilities attributable to Liability Awards.
As of September 30, 2023, there was $104 million of unrecognized share-based compensation expense related to unvested share-based compensation awards of which $20 million is attributable to Liability Awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining requisite service periods of the awards, which is a period of less than three years on a weighted average basis.
Per the change in control terms of award agreements, any Equity Awards, Liability Awards and Performance Awards that are outstanding immediately prior to the completion of a change in control event will become vested. Additionally, in accordance with the Merger Agreement, outstanding Performance Awards vest at their maximum payout percentage, which may impact future share-based compensation expense based upon the fair value of the awards as of the modification date.
Activity for Equity Awards, Liability Awards, and Performance Awards is as follows:

	Nine Months Ended September 30, 2023
	Equity Awards	Liability Awards	Performance Awards (a)
Beginning awards	481,293	119,695	268,003
Awards granted	279,615	54,599	83,727
Awards forfeited	(10,685)	(6,576)	(153)
Awards vested (b)	(250,633)	(64,860)	(6,183)
Ending awards	499,590	102,858	345,394
______________________
(a)Reflects the number of performance units initially granted assuming a target payout percentage. In accordance with the Merger Agreement, outstanding Performance Awards are expected to vest at their maximum payout percentage.
(b)Per the terms of award agreements and elections, the issuance of common shares may be deferred for certain Equity Awards that vest during the period.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 8. Asset Retirement Obligations
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
Asset retirement obligations activity is as follows:

Nine Months Ended September 30, 2023

(in millions)
Beginning asset retirement obligations	$477
Additions	4
Changes in estimates	(52)
Liabilities settled	(50)
Accretion of discount	12
Ending asset retirement obligations	391
Less current portion of asset retirement obligations	(107)
Asset retirement obligations, long-term	$284
The Company's wells and related facilities abandonment costs generally approximate their estimated asset retirement obligations. Incremental plugging and abandonment costs for individual wells and related facilities that exceed their estimated asset retirement obligation are recorded in exploration and abandonment expense in the consolidated statements of operations.
Note 9. Commitments and Contingencies
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
Note 10. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common shares and $110 million of cash. ProPetro is considered a related party as the shares received represent 15 percent of ProPetro's outstanding common shares. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. The Company continued to utilize ProPetro for pressure pumping and related services for a portion of 2023, but has ceased the use of such services as of September 30, 2023.
Phillip A. Gobe, a nonemployee member of the Company's Board of Directors (the "Board"), was appointed by the board of directors of ProPetro to serve as its Executive Chairman in October 2019 and Chief Executive Officer in March 2020, and served as Chief Executive Officer and Chairman of the board of directors of ProPetro through August 31, 2021, at which point he continued as ProPetro's Executive Chairman. In March 2022, Mr. Gobe transitioned to non-executive Chairman of the board of directors of ProPetro. Mark S. Berg, the Company's Executive Vice President, Corporate Operations, serves as a member of the ProPetro board of directors under the Company's right to designate a director to the board of directors of ProPetro so long as the Company owns five percent or more of ProPetro's outstanding common shares.
Based on the Company's ownership in ProPetro and representation on the ProPetro board of directors, ProPetro is considered an affiliate.
Charges attributable to ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Pressure pumping related service charges	$19	$90	$104	$298

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Accounts payable - due to affiliates	$4	$44
Note 11. Revenue Recognition
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Oil sales	$2,823	$3,069	$7,715	$9,594
NGL sales	416	569	1,197	1,783
Gas sales	221	586	691	1,417
Total oil and gas revenues	3,460	4,224	9,603	12,794
Sales of purchased oil	1,677	1,805	4,688	6,356
Sales of purchased gas	4	28	7	60
Total sales of purchased commodities	1,681	1,833	4,695	6,416
	$5,141	$6,057	$14,298	$19,210
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of September 30, 2023 and December 31, 2022, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.7 billion and $1.8 billion, respectively.
Note 12. Other Expense
The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Unoccupied facilities expense (a)	$8	$8	$25	$27
Impairment of long-lived assets (b) (Note 4)	—	—	22	—
Idle equipment charges (c)	1	5	3	19
Loss on early extinguishment of debt	—	—	—	47
South Texas deficiency fee obligation, net (d)	—	(1)	—	(18)
Other	16	24	43	43
	$25	$36	$93	$118
____________________
(a)Primarily represents facilities expense associated with certain offices acquired as part of business combinations that are no longer occupied by the Company.
(b)Impairment of long-lived assets represents the decrease in fair value of unoccupied field offices to their expected sales price or market value.
(c)Primarily represents idle field equipment and stacked drilling rig charges for the three and nine months ended September 30, 2023 and idle frac equipment fees and frac reservation fees for the three and nine months ended September 30, 2022.
(d)Represents changes to the Company's 2022 forecasted minimum volume commitment deficiency fee obligation and receivable associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 13. Income Taxes
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations" for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision and the Company's consolidated financial statements.
The IRA also establishes a one percent excise tax on share repurchases made by publicly traded U.S. corporations. The excise tax is effective for any share repurchases after December 31, 2022. During the nine months ended September 30, 2023, the Company recorded $6 million related to the IRA excise tax payable on share repurchases.
Income tax provisions and effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except tax rates)
Current tax provision	$248	$308	$665	$471
Deferred tax provision	118	202	341	1,248
Income tax provision	$366	$510	$1,006	$1,719
Effective tax rate	22%	20%	22%	21%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2023, there are no proposed adjustments in any jurisdiction that would have a material effect on the Company's future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 14. Net Income Per Share and Shareholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net income attributable to common shareholders	$1,301	$1,984	$3,625	$6,364
Participating share-based earnings (a)	(3)	(4)	(5)	(11)
Basic net income attributable to common shareholders	1,298	1,980	3,620	6,353
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	1	1	3	5
Diluted net income attributable to common shareholders	$1,299	$1,981	$3,623	$6,358

Basic weighted average shares outstanding	233	239	234	241
Convertible Notes (b)	7	11	8	12
Diluted weighted average shares outstanding	240	250	242	253

Net income per share attributable to common shareholders:
Basic	$5.56	$8.29	$15.47	$26.36
Diluted	$5.41	$7.93	$14.96	$25.11
______________________
(a)Unvested Equity Awards and Liability Awards represent participating securities because they participate in non-forfeitable dividends with the common equity owners of the Company. Participating share-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested Equity Awards and Liability Awards do not participate in undistributed net losses as they are not contractually obligated to do so. The dilutive effect of the reallocation of participating share-based earnings to diluted net income attributable to common shareholders was negligible.
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three and nine months ended September 30, 2023 and 2022, respectively. If converted by the holder, the Company may settle in cash, Company's common shares or a combination thereof, at the Company's election. See Note 6 for additional information.
Shareholders' equity. The Company's return of capital strategies include payments of base and variable dividends and a share repurchase program. The Board, at its sole discretion, may change its dividend practices and/or the Company's share repurchase program based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, quarterly operating cash flows or other factors, including terms outlined in the Merger Agreement. Dividends declared by the Board and shares repurchased during the period are presented in the Company's consolidated statements of equity as dividends declared and purchases of treasury shares, respectively. Dividends paid and shares repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Dividends that are declared and have not been paid, if any, are included in other current liabilities in the consolidated balance sheets. Shares repurchases are included as treasury shares in the consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Dividends. Base and variable dividends declared by the Board are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2023:
First quarter	$1.10	$4.48	$5.58	$1,314
Second quarter	1.25	2.09	3.34	784
Third quarter	1.25	0.59	1.84	429
	$3.60	$7.16	$10.76	$2,527
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
Third quarter	1.10	7.47	8.57	2,053
	$2.66	$17.07	$19.73	$4,763
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The Merger Agreement provides certain restrictions on future base and variable dividend declarations, including the Company no longer paying a variable dividend after distributing the variable dividend attributable to fourth quarter 2023 results.
See Note 15 for additional information.
Share repurchase programs. In April 2023, the Board authorized a $4 billion common share repurchase program to replace the $4 billion common share repurchase program authorized in February 2022. As was the case with the previous shares repurchase programs, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the share repurchase program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Shares repurchased (a)	$—	$500	$624	$1,249
______________________
(a)During the three and nine months ended September 30, 2023, the Company repurchased no shares and 3.0 million shares, respectively, under the share repurchase program, as compared to 2.3 million and 5.5 million shares repurchased during the same periods in 2022, respectively. Expenditures for share repurchases during the nine months ended September 30, 2023 exclude the one percent excise tax on all share repurchases after December 31, 2022.
With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company's common shares, including repurchases under the Company's share repurchase program.
Note 15. Subsequent Events
Dividends. On November 2, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $1.95 per share on the Company's outstanding common shares, payable December 22, 2023 to shareholders of record at the close of business on November 30, 2023.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Planned Merger of the Company with ExxonMobil
On October 10, 2023, the Company entered into a Merger Agreement with ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will survive as a wholly-owned subsidiary of ExxonMobil. Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 2.3234 shares of ExxonMobil common stock. Completion of the Merger remains subject to certain conditions, including the approval of the Merger by the Company's shareholders, as well as certain governmental and regulatory approvals. The Merger is currently expected to close in the first half of 2024; however, no assurance can be given as to when, or if, the Merger will occur.

See Note 1 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and Gas Industry Considerations
Supply and demand for oil throughout the world remains volatile. Over the past few years, global oil inventories have consistently been lower than historical levels due to reduced capital investments being directed towards developing incremental oil supplies. Sanctions, import bans and price caps on Russian oil and petroleum products were implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Most recently, the conflict between Israel and Hamas militants has stoked fears of oil supply instability in the Middle East. From an economic perspective, the continued increase in interest rates to contend with significant cost inflation has resulted in a slowing global economy and the potential for a global recession. Further, recent data from China points to a fragile economy as key indicators, such as consumer spending weakened and youth-unemployment hit record highs. China remains the world's second largest economy and represents a key component of oil demand. These uncertainties led OPEC to reduce its oil demand outlook, which led to multiple cuts to its production quotas. As a result of the current global supply and demand uncertainties, average NYMEX oil and NYMEX gas prices for the three and nine months ended September 30, 2023 were $82.24 and $77.41 per Bbl and $2.54 and $2.69 per Mcf, respectively, as compared to $91.56 and $98.09 per Bbl and $8.20 and $6.64 per Mcf, respectively, for the same periods in 2022.
Global oil price levels and general inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the impact on oil supplies from the Middle East should the Israel/Hamas conflict expand regionally, (iv) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield services demand, (vii) political stability of oil consuming countries and (viii) the possibility that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
Financial and Operating Performance
The Company's financial and operating performance for the three months ended September 30, 2023 included the following highlights:
•Net income attributable to common shareholders for the three months ended September 30, 2023 was $1.3 billion ($5.41 per diluted share), as compared to net income of $2.0 billion ($7.93 per diluted share) for the same period in 2022. The primary components of the decrease in earnings attributable to common shareholders include:
•a $764 million decrease in oil and gas revenues, primarily due to a 25 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in worldwide oil, NGL and gas demand, partially offset by an 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program; and
•a $203 million decrease in derivative results, primarily due to noncash valuation adjustments related to the Company's marketing derivatives;
partially offset by:
•a $154 million increase in the net sales of purchased commodities, primarily attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage being sold in the following month at higher oil prices; and
•a $144 million decrease in income taxes, primarily due to the decrease in earnings in 2023 compared to 2022.

PIONEER NATURAL RESOURCES COMPANY
•During the three months ended September 30, 2023, average daily sales volumes increased on a BOE basis by 10 percent to 721,479 BOEPD, as compared to 656,582 BOEPD during the same period in 2022.
•Average oil and NGL prices per Bbl and average gas prices per Mcf decreased to $81.33, $24.79 and $2.48, respectively, during the three months ended September 30, 2023, as compared to $94.23, $38.09 and $7.58, respectively, during the same period in 2022.
•Net cash provided by operating activities decreased during the three months ended September 30, 2023 to $2.1 billion, as compared to $3.0 billion for the same period in 2022. The decrease in net cash provided by operating activities during the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to the aforementioned decrease in oil and gas revenues.
•During the three months ended September 30, 2023, the Company declared a base and variable dividend of $1.25 per share and $0.59 per share, respectively, resulting in total dividends of $429 million, as compared to a base and variable dividend of $1.10 per share and $7.47 per share, respectively, and total dividends of $2.1 billion during the same period in 2022.
•During the three months ended September 30, 2023, the Company did not repurchase any shares under the Company's share repurchase program, as compared to repurchases of 2.3 million shares for $500 million during the same period in 2022.
•As of September 30, 2023 and December 31, 2022, the Company's net debt to book capitalization was 18 percent and 15 percent, respectively.
Drilling Highlights
As of September 30, 2023, the Company's drilling and completions program included operating 20 drilling rigs and six frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group. During the nine months ended September 30, 2023, the Company successfully completed 309 horizontal wells in the non-JV portion of the Midland Basin and 38 horizontal wells in the JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 38 percent of the horizontal wells placed on production were Spraberry interval wells, 31 percent were Wolfcamp B interval wells, 28 percent were Wolfcamp A interval wells and the remaining three percent were Wolfcamp D interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
Development and exploration/extension drilling activity is as follows:

	Nine Months Ended September 30, 2023
	Development	Exploration/Extension	Total
Beginning wells in progress	11	292	303
Wells spud	16	365	381
Successful wells	(10)	(337)	(347)
Ending wells in progress	17	320	337
Costs incurred are as follows:

Nine Months Ended September 30, 2023
( in millions)
Proved property acquisition costs (a)	$175
Unproved property acquisitions (a)	108
Exploration/extension costs	2,940
Development costs	546
Asset retirement obligations	(42)
$3,727
_____________________
(a)Includes $154 million of noncash acquisition costs related to nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except volumes)
Oil and gas revenues	$3,460	$4,224	$(764)	$9,603	$12,794	$(3,191)
Average daily sales volumes:
Oil (Bbls)	377,304	354,043	7%	369,289	352,421	5%
NGLs (Bbls)	182,219	162,372	12%	176,988	158,529	12%
Gas (Mcf)	971,736	841,005	16%	948,437	809,076	17%
Total (BOE)	721,479	656,582	10%	704,350	645,796	9%
Liquids percentage of total production	78%	79%	(1)%	78%	79%	(1)%
Average daily BOE sales volumes increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, decreased due to the aforementioned volatility in worldwide oil, NGL and gas demand. The average prices are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Oil price per Bbl	$81.33	$94.23	(14%)	$76.53	$99.72	(23%)
NGL price per Bbl	$24.79	$38.09	(35%)	$24.77	$41.20	(40%)
Gas price per Mcf	$2.48	$7.58	(67%)	$2.67	$6.41	(58%)
Price per BOE	$52.13	$69.93	(25%)	$49.94	$72.57	(31%)
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
The net effect from sales of purchased commodities is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Sales of purchased commodities	$1,681	$1,833	$(152)	$4,695	$6,416	$(1,721)
Purchased commodities expense	1,662	1,968	(306)	4,789	6,502	(1,713)
	$19	$(135)	$154	$(94)	$(86)	$(8)

PIONEER NATURAL RESOURCES COMPANY
The change in the net effect from sales of purchased commodities for the three months ended September 30, 2023, as compared to the same period in 2022, is primarily attributable to oil that was purchased and in transit via pipeline to the Gulf Coast or in Gulf Coast storage being sold in the following month at higher oil prices.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Interest and other income (loss), net	$52	$(12)	$64	$59	$57	$2
The change in net interest and other income (loss) for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to changes in the fair value of the Company's investment in affiliate resulting in noncash gains of $40 million and $4 million, during the three and nine months ended September 30, 2023, respectively, as compared to noncash losses of $32 million and $1 million for the same periods in 2022, respectively.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on changes in fair value related to the Company's investment in affiliate.
Derivative gain (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Marketing derivatives:
Noncash derivative gain (loss), net	$(155)	$99	$(254)	$(170)	$75	$(245)
Cash payments on settled derivatives	(21)	(18)	(3)	(52)	(47)	(5)
Total marketing derivative gain (loss), net	(176)	81	(257)	(222)	28	(250)
Conversion option derivatives:
Noncash derivative gain (loss), net	4	(23)	27	1	—	1
Cash receipts (payments) on settled derivatives, net	(18)	17	(35)	(14)	17	(31)
Total conversion option derivative gain (loss), net	(14)	(6)	(8)	(13)	17	(30)
Commodity derivatives:
Noncash derivative gain, net	—	59	(59)	—	20	(20)
Cash payments on settled derivatives, net	—	(121)	121	—	(252)	252
Total commodity derivative loss, net	—	(62)	62	—	(232)	232
Derivative gain (loss), net	$(190)	$13	$(203)	$(235)	$(187)	$(48)
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of September 30, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
The price the Company pays to purchase the oil volumes under the purchase contract is based on a Midland WTI price and the price the Company receives for the oil volumes sold is the WASP that a non-affiliated counterparty receives for selling

PIONEER NATURAL RESOURCES COMPANY
oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
Conversion option derivatives. Certain holders of the Convertible Notes have exercised their conversion options per the terms of the notes' indenture. The Company elected to settle the conversions in cash at the end of the Settlement Period. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period that is accounted for as a derivative instrument not designated as a hedge. The Company's conversion option derivatives represent the change in the cash settlement obligation that occurs during the Settlement Period.
The Company's open derivative contracts are subject to market risk. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Gain on disposition of assets, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Gain on disposition of assets, net	$1	$35	$(34)	$23	$105	$(82)
Net gain on disposition of assets for the nine months ended September 30, 2023 primarily represents nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties resulting in the Company recording a gain of $20 million.
Net gain on disposition of assets for the three and nine months ended September 30, 2022 primarily represents the divestment of certain undeveloped acreage and producing wells in the Midland Basin resulting in a gain on the divestitures of $34 million and $110 million, respectively.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except per BOE)
Oil and gas production costs	$564	$562	$2	$1,506	$1,457	$49
Production costs per BOE:
Lease operating expense (a)	$4.49	$4.33	4%	$4.21	$3.85	9%
Gathering, processing and transportation expense (b)	3.47	4.91	(29%)	3.13	4.44	(30%)
Workover costs (a)	1.10	1.12	(2%)	1.11	0.98	13%
Net natural gas plant income (c)	(0.56)	(1.05)	(47%)	(0.62)	(1.00)	(38%)
	$8.50	$9.31	(9%)	$7.83	$8.27	(5%)
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

PIONEER NATURAL RESOURCES COMPANY
The change in the Company's production costs per BOE during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is due to the following:
•Lease operating expense per BOE increased primarily due to higher electricity rates and inflationary pressures on chemicals and maintenance costs;
•Gathering, processing and transportation expense per BOE decreased primarily due to a reduction in gas processing costs as a result of a decline in gas and NGL prices, which are used to value contractual volumes retained by the gas processor as payment for their services;
•Workover costs per BOE for the nine months ended September 30, 2023 increased primarily due to inflationary pressures on oilfield services; and
•Net natural gas plant income per BOE decreased primarily due to decreases in gas and NGL prices.
Production and ad valorem taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except per BOE)
Production and ad valorem taxes	$205	$260	$(55)	$598	$755	$(157)
Production and ad valorem taxes per BOE:
Production taxes per BOE	$2.34	$3.33	(30%)	$2.29	$3.44	(33%)
Ad valorem taxes per BOE	0.74	0.98	(24%)	0.82	0.84	(2%)
	$3.08	$4.31	(29%)	$3.11	$4.28	(27%)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is due to the aforementioned decrease in commodity prices. The change in ad valorem taxes per BOE for the three months ended September 30, 2023, as compared to the same period in 2022, reflects the quarterly changes in estimated full year ad valorem taxes.
Depletion, depreciation and amortization expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except per BOE)
Depletion, depreciation and amortization	$728	$641	$87	$2,087	$1,874	$213
Total DD&A expense per BOE:
DD&A per BOE	$10.97	$10.61	3%	$10.85	$10.63	2%
Depletion expense per BOE	$10.81	$10.43	4%	$10.67	$10.44	2%
The change in DD&A and depletion expense per BOE for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily a result of inflationary pressures increasing well costs and lower commodity prices reducing the economic life of certain producing wells, which resulted in a reduction to total proved reserves due to pricing revisions.
Exploration and abandonments expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Exploration and abandonments	$18	$8	$10	$56	$32	$24

PIONEER NATURAL RESOURCES COMPANY
The change in exploration and abandonments expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily related to plugging and abandonment costs exceeding their estimated abandonment liability on certain vertical wells in 2023.
During the nine months ended September 30, 2023 and 2022, the Company drilled and evaluated 337 and 378 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 5 and Note 8 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
General and administrative expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except per BOE)
Cash general and administrative expense	$73	$80	$(7)	$213	$225	$(12)
Noncash general and administrative expense	14	10	4	46	27	19
	$87	$90	$(3)	$259	$252	$7
General and administrative expense per BOE:
Cash general and administrative expense	$1.11	$1.32	(16%)	$1.11	$1.28	(13%)
Noncash general and administrative expense	0.21	0.17	24%	0.24	0.15	60%
	$1.32	$1.49	(11%)	$1.35	$1.43	(6%)
The change in cash general and administrative expense per BOE for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to (i) the aforementioned 10 percent and nine percent increase in daily sales volumes, respectively, due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) $10 million and $20 million, respectively, of charitable contributions to various Ukraine humanitarian aid organizations in 2022 in response to the Russia/Ukraine conflict, partially offset by increases in labor costs. The change in noncash general and administrative expense per BOE for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to a change to the retirement eligibility provisions for 2023 share-based compensation awards issued to officers, which shortened the requisite service period over which expense is recognized, and changes in the market value of investments underlying the Company's deferred compensation obligation.
In accordance with the Merger Agreement, outstanding Performance Awards vest at their maximum payout percentage, which may impact future general and administrative expense based upon the fair value of the awards as of the modification date. Additionally, the Company will pay the 2023 annual employee bonus at the maximum payout percentage in December 2023.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Interest expense	$44	$30	$14	$114	$100	$14
The change in interest expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily a result of (i) the issuance of 5.100% senior notes due 2026 in March 2023, (ii) the repayment of the Company's 3.950% senior notes due 2022 that matured in July 2022, (iii) the early extinguishment of the Company's 5.625% senior notes due 2027 during October 2022, (iv) the repayment of the Company's 0.550% senior notes that matured in May 2023 and (v) borrowings under the Company's Credit Facility during 2023.

PIONEER NATURAL RESOURCES COMPANY
The weighted average cash interest rate on the Company's indebtedness for the three and nine months ended September 30, 2023 is 2.7 percent and 2.4 percent, respectively, as compared to 1.6 percent and 1.5 percent for the same periods in 2022, respectively.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Other expense	$25	$36	$(11)	$93	$118	$(25)
The change in other expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is primarily due to the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions)
Impairment of long-lived assets (a)	$—	$—	$—	$22	$—	$22
Idle equipment charges (b)	$1	$5	$(4)	$3	$19	$(16)
South Texas deficiency fee obligation (c)	$—	$(1)	$1	$—	$(18)	$18
Loss on early extinguishment of debt	$—	$—	$—	$—	$47	$(47)
____________________
(a)Impairment of long-lived assets represents the decrease in fair value of unoccupied field offices to their expected sales price or market value.
(b)Primarily represents idle field equipment and stacked drilling rig charges for the three and nine months ended September 30, 2023 and idle frac equipment fees and frac reservation fees for the three and nine months ended September 30, 2022.
(c)Represents changes to the Company's 2022 forecasted minimum volume commitment deficiency fee obligation and receivable associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas.

See Note 4 and Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except tax rates)
Income tax provision	$366	$510	$(144)	$1,006	$1,719	$(713)
Effective tax rate	22%	20%	2%	22%	21%	1%
The change in income tax provision for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, is due to a decrease of $827 million and $3.5 billion, respectively, in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three and nine months ended September 30, 2023 and three months ended September 30, 2022 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends, (v) income taxes and (vi) working capital obligations. Although the Company expects that its sources of funding will be adequate to fund its 2023 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
The Company expects to incur a number of non-recurring costs associated with entering into the Merger Agreement including, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with required regulatory filings. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed. In addition, the Merger Agreement precludes the Company from, among others, (i) creating, incurring, assuming, refinancing or otherwise becoming liable with respect to any indebtedness for borrowed money or guarantees thereof, with the exception of certain short-term borrowings (including borrowings under the Company's Credit Facility), (ii) granting, awarding or issuing equity securities, with the exception of share-based compensation issued during the normal course of business, (iii) selling, leasing, transferring or disposing of assets and (iv) share repurchases.
2023 revised capital budget. In response to improved well performance, which allows for reduced activity, and improved pricing on certain well costs, the Company's capital budget for 2023 was revised from an original expected range of $4.45 billion to $4.75 billion to an expected range of $4.375 billion to $4.475 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure. The Company reduced its originally expected range of $150 million to $200 million for exploration, environmental and other capital, principally related to drilling four Barnett/Woodford formation wells in the Midland Basin, additional testing of the Company's enhanced oil recovery project and adding electric power infrastructure for future drilling, completions and production operations, to $150 million. The 2023 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expense, corporate facilities, information technology and vehicles.
The 2023 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of September 30, 2023, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of September 30, 2023. The Company also had unrestricted cash on hand of $98 million as of September 30, 2023.
Sources and uses of cash during the nine months ended September 30, 2023, as compared to the same period in 2022, are as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(in millions)
Net cash provided by operating activities	$6,099	$8,750	$(2,651)
Net cash used in investing activities	$(3,533)	$(2,911)	$622
Net cash used in financing activities	$(3,500)	$(8,401)	$(4,901)
Operating activities. The change in net cash provided by operating activities during the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to (i) a decrease in oil and gas revenues, as a result of a 31 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in

PIONEER NATURAL RESOURCES COMPANY
worldwide oil, NGL and gas demand and (ii) an increase in the current income tax provision, partially offset by a nine percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Investing activities. The Company's significant investing activities for the nine months ended September 30, 2023 and 2022 are as follows:
•2023: The Company (i) used $3.4 billion for additions to oil and gas properties, (ii) used $121 million for additions to other assets and other property, plant and equipment and (iii) received $24 million in proceeds from the disposition of assets.
•2022: The Company (i) used $2.8 billion for additions to oil and gas properties, (ii) purchased commercial paper for $1.0 billion, (iii) received $652 million in proceeds from the maturity of commercial paper investments and $75 million in proceeds from the sale of the short-term investment in Laredo Petroleum, Inc. common shares, (iv) received $293 million in proceeds from the disposition of assets and (v) used $105 million for additions to other assets and other property, plant and equipment.
Financing activities. The Company's significant financing activities during the nine months ended September 30, 2023 and 2022 are as follows:
•2023: The Company (i) paid dividends of $2.5 billion, (ii) borrowed and repaid $1.5 billion on its Credit Facility, (iii) received $1.1 billion in proceeds from the March 2023 Senior Notes Offering, (iv) paid $755 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $750 million associated with the maturity of its 0.550% senior notes due in May 2023, (vi) repurchased $656 million of its common shares and (vii) received $104 million in Capped Call proceeds related to the aforementioned exercised conversion options.
•2022: The Company (i) paid dividends of $4.9 billion, (ii) redeemed $1.3 billion of its outstanding 0.750% senior notes due 2024 and 4.450% senior notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively, (iii) repurchased $1.3 billion of its common shares, (iv) paid $561 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $244 million associated with the maturity of its 3.950% senior notes due in July 2022, (vi) paid $183 million of other liabilities and (vii) received $71 million in Capped Call proceeds related to the aforementioned exercised conversion options.
Dividends. During the nine months ended September 30, 2023, the Company declared base dividends of $844 million, or $3.60 per share, compared to $642 million, or $2.66 per share, during the same period in 2022.
Prior to April 2023, the Company had a variable dividend strategy, in addition to its base dividend program, whereby the Company paid a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. In April 2023, the Company modified its variable dividend strategy to return 75 percent of the prior quarter's free cash flow inclusive of its base dividend and share repurchases (the "Company Dividend Policy"). In October 2023, per the terms of the Merger Agreement, the Company has modified its variable dividend calculation to return 75 percent and 50 percent of the variable amount that would have been calculated per the Company Dividend Policy from free cash flow generated during the third and fourth quarter of 2023, respectively. The Company will no longer pay a variable dividend after distributing the variable dividend attributable to free cash flow generated during the fourth quarter of 2023, per the terms under the Merger Agreement. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments, vehicles and additions to corporate facilities. During the nine months ended September 30, 2023, the Company declared variable dividends of $1.7 billion, or $7.16 per share, compared to $4.1 billion, or $17.07 per share, during the same period in 2022.
On November 2, 2023, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $1.95 per share for shareholders of record on November 30, 2023, with a payment date of December 22, 2023. Future base and variable dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors, including terms outlined in the Merger Agreement. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The quarterly variable dividend to be paid during the first quarter of 2024, if declared and paid, will fluctuate based on the Company's fourth quarter of 2023 free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.

PIONEER NATURAL RESOURCES COMPANY
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2023, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) contracts that are sensitive to future changes in commodity prices or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. The Company expects to enter into similar contractual arrangements in the future and additional firm purchase, transportation, storage and fractionation arrangements, in order to support the Company's business plans. See Note 9 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
The Convertible Notes are convertible into the Company's common shares at an adjusted Conversion Rate and adjusted Conversion Price. Future declarations of quarterly base and variable dividends in excess of $0.55 per common share will cause further adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes will be settled in cash, the Company's common shares or a combination thereof, at the Company's election.
During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the third quarter of 2023, the last reported sales prices of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through December 31, 2023. During the nine months ended September 30, 2023, the Company made total cash payments of $769 million (inclusive of settled conversion option derivatives) related to the settlement of exercised conversion options on its Convertible Notes. As of September 30, 2023, $629 million of the Convertible Notes principle balance is outstanding, of which $44 million of principal remains in the Settlement Period and will be cash settled during the fourth quarter of 2023. See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include debt, leases (primarily related to contracted drilling rigs, office facilities and other equipment), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities, including liabilities as a result of the Merger. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield

PIONEER NATURAL RESOURCES COMPANY
services companies that provide drilling and pressure pumping services. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of September 30, 2023.
Debt. As of September 30, 2023, the Company's outstanding debt is comprised of senior notes and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to equipment, office facilities, drilling rigs and storage tanks.
Derivative obligations. The Company's marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of September 30, 2023, these contracts represented net liabilities of $308 million. The ultimate liquidation value of the Company's marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2023. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are primarily comprised of litigation and environmental contingencies, asset retirement obligations, a finance lease for the corporate headquarters office building, deferred compensation retirement plan obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Note 8 and Note 9 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of September 30, 2023, and from which the Company may incur future gains or losses from changes in commodity prices, or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. The Company's exposure to price volatility impacts the funds available to be used in its capital program and for general working capital needs, debt obligations and dividends, among other uses. The Company mitigates its commodity price risk by maintaining financial flexibility with a strong balance sheet and sales of purchased commodities.
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of September 30, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
The price the Company pays to purchase the oil volumes under the purchase contracts is based on a Midland WTI price and the price the Company receives for the oil volumes sold is the WASP that a non-affiliated counterparty receives for selling

PIONEER NATURAL RESOURCES COMPANY
oil through a Gulf Coast storage and export facility at prices that are highly correlated with Brent oil prices during the same month of the purchase. Based on the form of the long-term marketing contracts, the Company accounts for the contracts as derivative instruments not designated as hedges.
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent oil prices and (ii) the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent oil prices would impact the fair value of the Company's marketing derivatives recorded by approximately $32 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $25 million as of September 30, 2023. See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Company share price risk. When holders of the Company's Convertible Notes exercise their conversion option, the Company is subject to market risks related to changes in the Company's share price that occur during the Settlement Period. In addition, as a result of the Merger Agreement, changes in ExxonMobil's share price could impact the Company's share price during the Settlement Period. See Note 4 and Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest rate risk. As of September 30, 2023, the Company had no variable rate debt outstanding under the Credit Facility and $5 billion of fixed rate debt outstanding. The Company has no interest rate derivative instruments outstanding. See Note 4 and Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
On May 18, 2023, the Company received a Notice of Violation and Opportunity to Confer from the Environmental Protection Agency ("EPA") alleging violations of the Clean Air Act at certain of its operated locations. The Company is

PIONEER NATURAL RESOURCES COMPANY
engaged in discussions with the EPA regarding a resolution of the alleged violations. The Company does not believe that the resolution of this matter will have a material adverse impact on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations, but the resolution of the matter may result in penalties that exceed $300,000.
ITEM 1A.    RISK FACTORS
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Except as disclosed below, there have been no material changes in the Company's risk factors that were described in the Company's 2022 Annual Report on Form 10-K. The following risk factors relate to the Merger with ExxonMobil:
Because the Exchange Ratio is fixed and the market price of ExxonMobil common stock has fluctuated and will continue to fluctuate, the Company's shareholders cannot be sure of the value of the consideration they will receive in the Merger, if completed.
If the Merger is completed, each eligible share of the Company's common stock outstanding immediately prior to the Merger will automatically be converted into the right to receive 2.3234 shares of ExxonMobil common stock, with cash to be paid in lieu of fractional shares. Because the Exchange Ratio is fixed, the value of the Merger consideration will depend on the market price of ExxonMobil common stock at the time the Merger is completed. Prior to completion of the Merger, the market price of ExxonMobil common stock is also expected to impact the market price of the Company's common stock. The value of ExxonMobil common stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Merger consideration they would receive upon completion of the Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, commodity prices, changes in ExxonMobil's and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond ExxonMobil's and the Company's control.
Completion of the Merger is subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (i) the adoption of the Merger Agreement by the Company's shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (in ExxonMobil's case, without the imposition of any Burdensome Condition (as defined below)), (iii) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger (or, in ExxonMobil's case, imposing a Burdensome Condition), (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by ExxonMobil pursuant to which the shares of ExxonMobil common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (v) approval for listing on the NYSE of the shares of ExxonMobil common stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the Merger Agreement, (ii) the other party's representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect. "Burdensome Condition" means a material adverse effect on the business, financial condition or results of operations of ExxonMobil, the Company and their respective subsidiaries, taken as a whole (for this purpose ExxonMobil, the Company and their respective subsidiaries, taken as a whole, being deemed a consolidated group of entities of the size and scale of a hypothetical company that is equivalent in size to the Company and its subsidiaries).
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
The Company's business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with ExxonMobil, Pioneer or the combined business. The Company's business relationships may be subject to disruption as parties with which ExxonMobil or the Company does business may

PIONEER NATURAL RESOURCES COMPANY
attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than ExxonMobil, Pioneer or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on ExxonMobil's ability to realize the anticipated benefits of the Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
The Merger Agreement limits the Company's ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what ExxonMobil has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than ExxonMobil. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the Board will not withdraw or modify in a manner adverse to ExxonMobil the recommendation of the Board in favor of the approval and adoption of the Merger Agreement, and ExxonMobil generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the approval and adoption of the Merger Agreement by the Company's shareholders, the Board is permitted to withdraw or modify in a manner adverse to ExxonMobil the recommendation of the Board in favor of the approval and adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to the Company's shareholders under applicable law. The Merger Agreement does not require that the Company submit the approval and adoption of the Merger Agreement to a vote of the Company's shareholders if the Board changes its recommendation in favor of the approval and adoption of the Merger Agreement in a manner adverse to ExxonMobil and terminates the Merger Agreement in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement by ExxonMobil, the Company will be required to pay a termination fee of $1.8 billion to ExxonMobil, including if the Company terminates the Merger Agreement prior to obtaining Pioneer shareholder approval in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement.
While both the Company and ExxonMobil believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $1.8 billion termination fee that may become payable by the Company to ExxonMobil in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the consideration payable in the Merger pursuant to the Merger Agreement.
Failure to complete the Merger could negatively impact the share price and the future business and financial results of the Company.
If the Merger is not completed for any reason, including as a result of the Company's shareholders failing to approve the Merger or any other condition not being satisfied or waived, the ongoing businesses of the Company may be adversely affected, and without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•the Company may experience negative reactions from its customers, regulators and employees;
•the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;
•the Merger Agreement places certain restrictions on the conduct of the Company's businesses prior to completion of the Merger, and such restrictions, the waiver of which are subject to the written consent of ExxonMobil (in certain cases, not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by the Company's management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company. In the event of a termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee of $1.8 billion to ExxonMobil.

PIONEER NATURAL RESOURCES COMPANY
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect the Company's businesses, financial condition, financial results, ratings, bond prices and/or share price.
In addition, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results, ratings, share prices and/or bond prices.
Potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs.
Shareholders of the Company may file lawsuits against ExxonMobil, Pioneer and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.
The Company will incur significant transaction and Merger-related costs in connection with the Merger.
The Company expects to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for a proxy statement/prospectus. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for a proxy statement/prospectus.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER
PURCHASES OF EQUITY SECURITIES
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common shares are as follows:

	Three Months Ended September 30, 2023
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 1-31, 2023	268	$208.12	—	$3,875,575,094
August 1-31, 2023	41,047	$237.29	—	$3,875,575,094
September 1-30, 2023	207	$236.00	—	$3,875,575,094
	41,522		—
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In April 2023, the Board authorized a $4 billion common share repurchase program to replace the prior $4 billion common share repurchase program authorized in February 2022. The share repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board. With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company's common shares, including repurchases under the Company's share repurchase program.

PIONEER NATURAL RESOURCES COMPANY
ITEM 5.    OTHER INFORMATION
The Company was not informed by any of its directors or officers of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, during the three months ended September 30, 2023.

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of October 10, 2023, by and among Pioneer Natural Resources Company, Exxon Mobil Corporation and SPQR, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 11, 2023).

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

PIONEER NATURAL RESOURCES COMPANY

November 2, 2023	By:	/s/ Neal H. Shah
Neal H. Shah
Executive Vice President and Chief Financial Officer

November 2, 2023	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Vice President and Chief Accounting Officer