Form 10-K
period 2023-12-31
PIONEER NATURAL RESOURCES CO
filed 2024-02-22
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$48,037,455,068
Number of shares of common stock outstanding as of February 20, 2024	233,623,121
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in 2024 are incorporated into Part III of this Report.

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including in Ukraine and the Middle East) and related political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the transaction between Pioneer and Exxon Mobil Corporation may not be completed on anticipated terms and timing, or at all, including the risk of obtaining regulatory approvals; the possibility that any of the anticipated benefits of the transaction will not be realized or will not be realized within the expected time period; the risk that disruptions from the transaction will harm Pioneer's business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; litigation relating to the transaction against Pioneer and its directors; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
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
Planned merger of the Company with Exxon Mobil Corporation. On October 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exxon Mobil Corporation, a New Jersey corporation ("ExxonMobil"), and a subsidiary of ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will merge with the subsidiary and become a wholly-owned subsidiary of ExxonMobil (the "Merger"). Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 2.3234 shares of ExxonMobil common stock (the "Exchange Ratio"). On February 7, 2024, the Company's shareholders adopted the Merger Agreement at a special meeting of shareholders. Completion of the Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Merger is currently expected to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
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
Mission and Strategies
The Company's mission is focused on value, safety, the environment, technology and its people. The Company's strategy is centered around the following strategic objectives:
•maintaining a strong balance sheet and financial flexibility;
•generating free cash flow with a strong return of capital framework to the Company's shareholders (subject to certain restrictions under the Merger Agreement);
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
The Company's strategy is anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field located in the Midland Basin in West Texas, which has an estimated remaining productive life in excess of 50 years.
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

PIONEER NATURAL RESOURCES COMPANY
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
Oil and Gas Industry Considerations
Supply and demand for oil throughout the world remains volatile. Over the past few years, global oil inventories have consistently been lower than historical levels due to reduced capital investments being directed towards developing incremental oil supplies. Sanctions, import bans and price caps on Russian oil and petroleum products were implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Most recently, renewed conflict in the Middle East has stoked fears of oil supply instability. From an economic perspective, the recent raising of interest rates to contend with significant inflation has resulted in a slowing global economy and the potential for a global recession, with Japan and the United Kingdom already reporting recessions. Further, recent data from China, such as weakened consumer spending and higher youth unemployment, point to a fragile economy. China remains the world's second largest economy and represents a key component of oil demand. These uncertainties led OPEC to reduce its oil demand outlook, which resulted in multiple cuts to its production quotas. As a result of the current global supply and demand uncertainties, average NYMEX oil and NYMEX gas prices for the year ended December 31, 2023 were $77.63 per Bbl and $2.74 per Mcf, respectively, as compared to $94.23 per Bbl and $6.55 per Mcf, respectively, for the same period in 2022.
Global oil price levels and general inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the impact on oil supplies from the Middle East should the Middle Eastern conflicts continue to expand, (iv) global oil demand growth, including demand growth from China and India, (v) oilfield services demand, (vi) political stability of oil consuming countries and (vii) the overall health of the global economy. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
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
Significant purchasers. During 2023, the Company's oil, NGL and gas sales to Energy Transfer Crude Marketing LLC, Shell Trading US Company and Occidental Energy Marketing Inc. accounted for 28 percent, 16 percent and 11 percent of the Company's oil, NGL and gas revenues, respectively. The loss of one of these significant purchasers or an inability to secure

PIONEER NATURAL RESOURCES COMPANY
adequate pipeline, gas plant and NGL fractionation infrastructure for production could have a material adverse effect on the Company's ability to produce and sell its oil, NGL and gas production.
Revenues from sales of purchased oil to Equinor Marketing & Trading US Inc., Suncor Energy USA Marketing Inc. and Shell Trading US Company accounted for 12 percent, 11 percent and 10 percent of the Company's sales of purchased commodities, respectively. No other sales customer exceeded 10 percent of the Company's sales of purchased commodities during 2023. The loss of the Company's significant purchaser of purchased commodities would not be expected to have a material adverse effect on the Company's ability to sell commodities it purchases from third parties.
See Note 12 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Sustainability and Environmental Compliance Costs
Since 2017, the Company has annually published a Sustainability Report that follows the guidance provided by the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address its ESG performance. The Company published a separate Climate Risk Report in 2021 and 2022 structured in accordance with the Task Force on Climate-related Financial Disclosures framework. In 2023, the Company combined the two reports into a single publication which has increased the transparency of Pioneer's progress toward integrating climate-related risks and opportunities into the Company's governance structure, business strategy and planning processes, and risk management practices. For more information on the Company's approach to sustainability management, refer to its Sustainability Report, which is available on Pioneer's website (www.pxd.com). Information contained in the Company's Sustainability Reports is not incorporated by reference into, and does not constitute a part of, this Report. While the Company believes that the disclosures contained in the Company's Sustainability Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material to the Company's operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Company's Sustainability Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
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
Environmental, social, and governance leadership. The Company's ESG Task Force comprises a subset of the Company's executive committee (which is comprised of its Chief Executive Officer, Chief Financial Officer and other executive officers ("Executive Committee")) and other key officers, leaders and subject matter experts from various disciplines across the Company. The ESG Task Force shapes the Company's long-term ESG strategy and oversees the implementation of corporate ESG goals and related reporting. The ESG Task Force provides strategic direction and expert advice to the broader organization and through its leadership, the Company has improved its ESG governance processes, including: (i) aiding the Company's Board of Directors (the "Board") in formalizing its oversight of ESG goals and the formation of the Sustainability and Climate Oversight Committee; (ii) establishing and progressing the Company's long-term net zero (Scope 1 and Scope 2) emissions ambition; (iii) aligning risk management and decision-making processes with voluntary reporting frameworks, including the Task Force on Climate-related Financial Disclosure and the Sustainability Accounting Standards Board; (iv) driving strategic and operational activities to implement ESG goals; (v) sanctioning a third-party audit to provide limited assurance on emissions data; and (vi) progressing the Company's supply chain performance. The priority of the ESG Task Force is to continue to assess, develop and progress ESG activities at the Company.
Human Capital
As of December 31, 2023, the Company had 2,213 employees, 933 of whom were employed in field operations.

PIONEER NATURAL RESOURCES COMPANY
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
Compensation and benefits program. The Company annually reviews its compensation levels for all employees in an effort to adjust compensation levels for changing market conditions, allowing the Company to attract and retain a highly skilled workforce. The Company considers its employees to be its greatest asset and encourages them to take full advantage of the benefits and programs the Company offers. To ensure Pioneer attracts and retains top talent, the Company maintains an above-average benefits package. Pioneer's employees participate in incentive plans that take into consideration individual and Company performance through a traditional cash bonus plan and a variable compensation plan denominated in Company shares. These plans align employee compensation with the Company's success on critical performance metrics and goals, while also recognizing individual performance. The variable compensation plan denominated in Company shares is designed to attract and retain employees, reward performance and align the interest of employees with shareholders through the encouragement of share ownership. In addition to cash and equity compensation, the Company also offers other employee benefits such as Company paid premiums for life and health (medical, dental and vision) insurance, paid time off, paid parental leave, flexible work schedules and a 401(k) plan that includes employer matching contributions.
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
The Company actively monitors diversity metrics across its entire workforce. Currently, 33 percent of the Board and 38 percent of the Executive Committee are women and 17 percent of the Board and 13 percent of the Executive Committee identify as ethnic minorities. The Company intends to disclose its 2023 Consolidated EEO-1 Report on its website (www.pxd.com) after submission of the report to the U.S. Equal Employment Opportunity Commission in an effort to provide additional transparency into the Company's efforts to increase under-represented populations in its workforce.
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

PIONEER NATURAL RESOURCES COMPANY
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
Community involvement. Pioneer's dedication to community well-being and success shows in the many ways the Company seeks to be a good neighbor in its operating areas. The Company's employees continually seek out events, organizations, initiatives and partnerships to support the communities where they work and live, and the Company is honored to support their ongoing efforts to enrich these communities, including through cash contributions, land donations and a charitable matching program.
Health, safety and environment. The Company's HSE organization, with oversight from the Health, Safety and Environment Committee (the "HSE Committee") of the Board, supports the Company's business teams to provide an organized approach for HSE activities and maintain a culture of improvement in HSE practices. The Company's HSE policy identifies and manages health, safety and environmental risks and impacts through business decisions, plans and operations by fostering a culture of safety and environmental stewardship, as well as a proactive network of systems to monitor compliance with regulatory requirements. This policy applies to all employees. The Company expects contractors, vendors and suppliers on Pioneer property for business-related purposes to identify and manage their own HSE risks and impacts in collaboration with the Company, and to maintain an HSE policy that meets or exceeds the Company's HSE policy. This expectation is further strengthened with the Company's Supplier Code of Conduct that aligns with and compliments the Company's Code of Conduct and provides additional clarity to suppliers regarding the Company's expectations in connection with HSE risks and other areas including values, human rights, sustainability, compliance and anti-bribery, among others.
The Company's HSE policy covers all Pioneer operations and aligns with the Company's HSE Management System ("HSEMS"). As outlined in the HSE policy, the Company is dedicated to protecting the health and safety of everyone who works at Pioneer facilities by encouraging high standards. All HSE incidents are required to be reported, no matter how small, and are investigated to develop corrective actions to reduce the likelihood of recurrence. The HSEMS consists of 13 elements that set HSE expectations, provide an avenue for employee engagement and drive HSE performance improvement through a robust risk reduction program. The Pioneer HSE risk management program identifies and manages risks across business teams. In support of driving continuous improvement, HSE strategic objectives, focus areas and tactical deliverables are established annually. Throughout the year, progress toward these objectives are measured and reported to the Executive Committee and the HSE Committee.
Regulation
The oil and gas industry is extensively regulated at the federal, state and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the "BLM"), an agency of the U.S. Department of the Interior ("DOI"), the U.S. Environmental Protection Agency (the "EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), have legal and regulatory authority and oversight over the Company's exploration and development activities and operations. Other agencies with certain authority over the Company's business include the Internal Revenue Service, the SEC and NYSE. Ensuring compliance with the rules, regulations and orders promulgated by such entities requires extensive effort and incremental costs to comply, which affects the Company's profitability. Because public policy changes are commonplace, and existing laws and regulations are frequently amended, the Company is unable to predict the future cost or impact of compliance. However, the Company does not expect that any of these laws and regulations will affect its operations materially differently than they would affect other companies with similar operations, size and financial strength.
The following are significant areas of government control and regulation affecting the Company:
Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes many requirements on the Company, including the responsibility for establishing and maintaining disclosure controls and procedures alongside internal controls over financial

PIONEER NATURAL RESOURCES COMPANY
reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Company to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Company's common shares, which would have an adverse effect on the market price and liquidity of the Company's common shares. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.
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
•the Occupational Safety and Health Act ("OSH Act"), which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances and appropriate control measures; and
•the Endangered Species Act ("ESA"), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal or permanent ban in affected areas.
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
See "Regulatory Risks" and "Health, Safety and Environmental Risks" included in "Item 1A. Risk Factors" for additional information.

PIONEER NATURAL RESOURCES COMPANY
ITEM 1A.    RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in "Item 1. Business — Competition, Markets and Regulations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occur, it could materially harm the Company's business, financial condition or results of operations or impair the Company's ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company's common shares could decline. The following risk factors are summarized as general business and industry; operational; financial; health, safety and environmental; regulatory; and merger related.

General Business and Industry Risks

•The prices of oil, NGLs and gas are highly volatile. A sustained decline in these commodity prices could materially and adversely affect the Company's business, financial condition and results of operations.

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
•A portion of the Company's total estimated proved reserves as of December 31, 2023 were undeveloped, and those proved reserves may not ultimately be developed.
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

PIONEER NATURAL RESOURCES COMPANY

•The Company's return of capital strategies may be changed at the discretion of the Board and are subject to certain considerations.
•A failure by purchasers of the Company's production to satisfy their obligations to the Company could have a material adverse effect on the Company's results of operations.
•Pioneer's ability to utilize its U.S. net operating loss carryforwards to offset future income taxes may be limited.
•The Company periodically evaluates its proved and unproved oil and gas properties, goodwill and other long-lived assets for impairment and could be required to recognize noncash charges in the earnings of future periods.

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

•The Company's bylaws provide that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain legal actions between the Company and its shareholders and that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933.

•Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect the Company's operations and cash flows.

Risks Associated with the Merger

•Completion of the Merger is currently subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
•Because the Exchange Ratio is fixed and the market price of ExxonMobil common stock has fluctuated and will continue to fluctuate, the Company's shareholders cannot be sure of the value of the consideration they will receive in the Merger, if completed.

•The Company's business relationships may be subject to disruption due to uncertainty associated with the Merger.
•The Merger Agreement restricts the Company's ability to pursue alternatives to the Merger.
•Failure to complete the Merger could negatively impact the share price and the future business and financial results of the Company.
•Litigation against the Company could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
•The Company will incur significant transaction and Merger-related costs in connection with the Merger.

PIONEER NATURAL RESOURCES COMPANY
General Business and Industry Risks
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
•weather conditions, including extreme climatic events;
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in Ukraine, Russia, the Middle East and other oil and gas producing regions, and the effect on global markets of the price cap on Russian oil;
•global or national health concerns, including the outbreak of pandemic or contagious disease, which may reduce the demand for oil, NGLs and gas because of reduced global or national economic activity;
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
•shareholder activism or activities by non-governmental organizations to limit certain sources of capital for the energy sector or restrict the exploration, development and production of oil and gas;
•the proximity, capacity, cost and availability of gathering systems, pipelines and other processing, fractionation, refinery, storage and export facilities; and
•the price, availability and acceptance of alternative fuels and governmental policies encouraging their adoption and use.
Commodity prices have historically been, and continue to be, extremely volatile. For example, the Brent oil prices in 2023 ranged from a high of $96.55 to a low of $71.84 per Bbl and NYMEX gas prices in 2023 ranged from a high of $4.17 to a low of $1.99 per MMBtu. The Company expects this volatility to continue. A further or extended decline in commodity prices could materially and adversely affect the Company's future business, financial condition, results of operations, liquidity or its ability to fund planned capital expenditures, pay dividends or repurchase shares of common shares (subject to certain restrictions in the Merger Agreement). The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancellable capital and transportation commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short-term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
Significant or extended price declines could materially and adversely affect the amount of oil, NGLs and gas that the Company can produce economically, which may result in the Company having to make significant downward adjustments to its estimated proved reserves. A reduction in production could also result in a shortfall in expected cash flows and require the Company to reduce capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively affect the Company's ability to replace its production and its future rate of growth.
Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
The economies in the United States and certain countries in Europe and Asia have been growing, with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain South American nations and, recently, Japan and the United Kingdom, continue to face economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued war in Ukraine, instability in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect

PIONEER NATURAL RESOURCES COMPANY
the global economy. If the economic climate in the United States or abroad were to deteriorate, due to inflation, rising interest rates or otherwise, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company's vendors, suppliers and customers to continue operations and ultimately decrease the Company's cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for the Company to raise capital to fund its operations or refinance its debt obligations.
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
As a result of this concentration, the Company may be disproportionately exposed to the impact of delays or interruptions of operations or production in this area caused by external factors such as governmental regulation, state politics, market limitations, produced water disposal limitations, water, sand or power shortages, or extreme weather related conditions.
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

PIONEER NATURAL RESOURCES COMPANY
Additionally, in January 2024, the Biden Administration announced a moratorium on approvals of applications for LNG export authorizations by the U.S. Department of Energy ("DOE") while the DOE conducts studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The moratorium on these approvals is expected to continue for several months and it is uncertain as to timing or conclusions of these studies and the resulting effect on the DOE approval process related to applications for LNG export authorizations. As a result, it is difficult to predict whether changes to the DOE's approval process will have a negative effect on the prospects for future LNG export projects and on demand for domestic natural gas production that would be supported by these new LNG projects.
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
A portion of the Company's total estimated proved reserves as of December 31, 2023 were undeveloped, and those proved reserves may not ultimately be developed.
As of December 31, 2023, 10 percent of the Company's total estimated proved reserves were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove to be correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. The Company's future production levels and, therefore, its future cash flow and profitability will be impacted if it is not able to successfully develop its undeveloped leasehold acreage.
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

PIONEER NATURAL RESOURCES COMPANY
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
Cybersecurity attacks in particular are becoming more sophisticated. The Company relies extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting its business. The Company's technologies systems and networks, and those of its vendors, suppliers, customers and other business associates may become the target of cybersecurity attacks, including without limitation denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect the Company in a variety of ways, including the following:
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

PIONEER NATURAL RESOURCES COMPANY
A cyberattack or security breach could lead to significant consequences, including liability and harm to the Company from data privacy or cybersecurity claims, legal penalties under data privacy laws, regulatory fees, damage to its reputation, lasting loss of confidence in the Company, and additional expenses for remediation and for upgrading or improving its information systems to prevent future incidents. These outcomes could materially and negatively impact the Company's reputation, financial position, results of operations and cash flows. While the Company has experienced cybersecurity incidents in the past, including attempts to gain unauthorized access to data and systems, inadvertent data exposures, distributed denial-of-service attacks and phishing-attacks, the Company has not suffered any material losses as a result of such events. However, there can be no assurance that the Company will not suffer such losses in the future. Improvements in computer technology, breakthroughs in artificial intelligence, advancements in cryptography or other technological developments could potentially compromise the technology the Company relies on to protect confidential, personal or otherwise sensitive information. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require the Company to expend significant additional resources to meet such requirements. A failure or even a perceived failure by the Company or its service providers to comply with these data privacy and security laws, or any security incident that results in unauthorized access to, improper disclosure of or misappropriation of data, could result in significant liabilities, adverse publicity and damage to the Company's reputation. Such events could have a detrimental impact on the Company's business, financial health and operational performance.
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
•high costs, shortages or delivery delays of equipment, labor or other services or materials, such as water, power or sand for hydraulic fracturing;
•facility or equipment malfunctions, failures or accidents;
•title and other ownership discrepancies;
•pipe or cement failures or casing collapses;
•uncontrollable flows of oil, gas or water;
•compliance with environmental and other governmental requirements, including executive actions and regulatory or legislative efforts;
•lost or damaged oilfield workover and service tools;
•surface access restrictions;
•unusual or unexpected geological formations or pressure or irregularities in formations;
•terrorism, vandalism, extreme physical acts of activism against fossil fuel interests and physical, electronic and cybersecurity breaches and global or national health concerns, including the outbreak of a pandemic or contagious disease; and
•natural disasters.
The Company's overall exposure to operational risks may increase as its drilling activity expands, along with any associated increases in internally-provided water distribution, water collection, disposal or other services. In addition, any of these risks could materially and adversely impact the Company's service providers and suppliers, causing its supply chain to be interrupted, slowed or rendered inoperable. Any of these risks could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property and natural resources, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company's future drilling activities may not be successful and, if unsuccessful, the Company's proved reserves and production would decline, which could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to recognize exploration and abandonments expense in 2024.
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

PIONEER NATURAL RESOURCES COMPANY
The Company's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory, extension and infill drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2023 include proved undeveloped reserves and proved developed non-producing reserves of 122 MMBbls of oil, 78 MMBbls of NGLs and 435 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability and cost of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Well results vary by formation and geographic area, and the Company generally prioritizes its drilling activities to focus on remaining locations that are believed to offer the highest return. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could materially and adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations, the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could materially and adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a material adverse effect on the Company's proved reserves, financial condition and results of operations.
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
As of December 31, 2023, the Company owns interests in 11 gas processing plants, including the related gathering systems. There are significant risks associated with the operation of gas processing plants and the associated gathering systems. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of gas processing plants or gathering systems could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
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
•expectations of facility or equipment malfunctions based on historical results;
•expectations of seasonal weather effects;
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
Historically, the Company's capital and operating costs have risen during periods of increasing oil, NGL and gas prices. These cost increases result from a variety of factors beyond the Company's control, such as increases in the cost of electricity, steel and other raw materials that the Company and its vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased production and ad valorem taxes. Costs may rise faster than increases in the Company's revenue if commodity prices rise, thereby negatively impacting the Company's profitability, cash flow and ability to complete development activities as scheduled and on budget. Moreover, inflation is an area of economic concern with price increases in equipment, materials, labor and distribution costs leading to possible negative impacts on the Company's financial condition and results of operations.
The Company is a party to debt instruments, a Credit Facility and other financial commitments that may limit the Company's ability to fund future business and financing activities.
The Company is a borrower under fixed rate senior and convertible notes and maintains a revolving corporate credit facility (the "Credit Facility") that was undrawn as of December 31, 2023. The terms of the Company's borrowings specify

PIONEER NATURAL RESOURCES COMPANY
scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. In addition, from time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations, including (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The Company's financial commitments could have important consequences to its business including, but not limited to, the following:
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
The Company's ability to obtain additional financing is also affected by the Company's debt credit ratings, competition for available debt financing and certain terms set forth in the Merger Agreement. A ratings downgrade could materially and adversely impact the Company's ability to access debt markets, increase the borrowing cost under the Company's Credit Facility and the cost of future debt and potentially require the Company to post letters of credit or other forms of credit support for certain obligations.
The Company's return of capital strategies may be changed at the discretion of the Board and are subject to certain considerations.
Dividends are authorized and determined by the Board at its sole discretion, but such authorizations are subject to a number of considerations, including:
•cash available for distribution;
•the Company's results of operations and anticipated future results of operations;
•the Company's financial condition, especially in relation to its anticipated future capital needs;
•the level of cash reserves the Company maintains to fund future capital expenditures;
•certain terms set forth in the Merger Agreement; and
•other factors the Board deems relevant.
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The Merger Agreement provides certain restrictions on future base and variable dividend declarations, including an agreement that the Company will no longer pay a variable dividend after distributing 50 percent of the normal variable dividend attributable to fourth quarter 2023 results. With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company's common shares, including repurchases under the Company's share repurchase program. The limitations on the Company's dividend payout and share repurchase program while the Merger is pending, or any such changes to the Company's dividend policy or share repurchase program if the Merger is not consummated, could adversely affect the total return of an investment in and have a material adverse effect on the market price of the Company's common shares.
A failure by purchasers of the Company's production to satisfy their obligations to the Company could have a material adverse effect on the Company's results of operation.
The Company relies on a limited number of purchasers to purchase a majority of its products. To the extent that purchasers of the Company's production rely on access to the credit or equity markets to fund their operations, there is a risk that those purchasers could default on their contractual obligations to the Company if such purchasers were unable to access the credit or equity markets for an extended period of time. If for any reason the Company were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of the Company's production were uncollectible, the Company would recognize a charge in the earnings of that period for the probable loss.
Pioneer's ability to utilize its U.S. net operating loss carryforwards to offset future income taxes may be limited.
As of December 31, 2023, Pioneer had U.S. federal net operating loss carryforwards ("NOLs") of $779 million which were incurred on or after January 1, 2018. These will not expire and will be carried forward indefinitely under current tax law. Pioneer's ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 of the Code ("Section 382") generally imposes an annual

PIONEER NATURAL RESOURCES COMPANY
limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least five percent of such corporation's shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change were to occur with respect to Pioneer, including as a result of the completion of the Merger, the utilization of Pioneer's NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of Pioneer's shares at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.
The Company periodically evaluates its proved and unproved oil and gas properties, goodwill and other long-lived assets for impairment and could be required to recognize noncash charges in the earnings of future periods.
Significant or extended price declines could result in the Company having to make downward adjustments to the carrying value of its proved oil and gas properties. The Company performs assessments of the recoverability of its oil and gas properties whenever events or circumstances indicate that the carrying values of those assets may not be recoverable. In order to perform these assessments, management uses various observable and unobservable inputs, including the Company's outlook for (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value. The Company may incur impairment charges in the future, which could materially affect the Company's results of operations in the period incurred.
GAAP requires periodic evaluation of unproved oil and gas property costs on a project-by-project basis. These evaluations are affected by the results of current and planned exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases and the contracts and permits appurtenant to such projects. If the Company determines that a project is not expected to be developed based on the results of these evaluations, the Company will recognize a noncash charge in earnings in the period in which the unproved oil and gas properties is determined to be impaired.
Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) the Company's outlook for commodity prices and costs and expenses, (iv) changes in the Company's market capitalization, (v) changes in the Company's weighted average cost of capital and (vi) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired. If incurred, an impairment of goodwill could result in a material noncash charge to the Company's earnings in the period in which goodwill is determined to be impaired.
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
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Moreover, President Biden highlighted addressing climate change as a priority of his administration, issued several executive orders related to climate change and recommitted the United States to long-term international goals to reduce emissions, and continues to require the incorporation of climate change considerations into executive agency decision-making. In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022 (the "IRA"), which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The methane emissions fee and funding provisions of the law could increase operating costs within the oil and

PIONEER NATURAL RESOURCES COMPANY
gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect the Company's business and results of operations.
The EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States (the regulations for which are currently undergoing revision to support implementation of the IRA's methane emissions fee provision), impose standards for reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane emissions from oil and gas facilities has been subject to considerable attention in recent years. In December 2023, the EPA finalized revised methane rules for new, modified, and reconstructed upstream and midstream facilities under New Source Performance Standards ("NSPS") Subpart OOOOb, as well as new standards for existing sources under NSPS Subpart OOOOc. The final rules expand the scope of regulated oil and gas sources beyond those currently regulated under the existing NSPS Subpart OOOOa. Under the final rules, states have two years to prepare and submit plans to impose methane and volatile organic compound emission controls for existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the reduction of emissions by 95 percent through capture and control systems, zero-emission requirements for specific equipment, so-called green well completion requirements and the establishment of a "super emitter" response program which would allow certified third parties to report large emission events to the EPA, triggering additional investigation, reporting and repair obligations, among other more stringent operational and maintenance requirements. Fines and penalties for violations of these rules could be substantial. However, compliance with these rules will likely exempt the Company from paying the methane fee imposed by the IRA. These newly adopted final rules are also likely to face legal challenges. Separately, the BLM has also proposed rules to limit methane emissions for oil and gas operations on federal lands. Additionally, in January 2023 the Council on Environmental Quality released updated guidance for federal agency consideration of GHG emissions and climate change impacts in environmental reviews. While the Company cannot predict the ultimate impact and compliance costs of these final and proposed regulatory requirements, any such requirements have the potential to adversely affect the Company's operations, financial results and cash flows.
At the international level, the United Nations ("UN") -sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States' emissions by 50 to 52 percent below 2005 levels by 2030. Various U.S. states and local governments have also publicly committed to furthering the goals of the Paris Agreement. Additionally, at the UN Climate Change Conference of Parties ("COP26"), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties, at which the U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In December 2023, the United Arab Emirates hosted the 28th session of the Conference of Parties where parties signed on to an agreement to transition "away from fossil fuels in energy systems in a just, orderly and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States' commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon the Company's operations.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released "The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050," which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The DOI's comprehensive review of the federal leasing program resulted in recommendations that were ultimately implemented as

PIONEER NATURAL RESOURCES COMPANY
part of the IRA, including a reduction in the volume of onshore land held for lease, increased minimum bid limits and an increased royalty rate. Additionally, in July 2023 the Council on Environmental Quality proposed revisions to the National Environmental Protection Act implementing regulations that would expand environmental review requirements to include analyses of a project's cumulative effects on climate change, consideration of any disproportionate impact on communities with environmental justice concerns and enhanced project obligations for environmental mitigation measures. Other actions that could be pursued by the Biden Administration include the imposition of more restrictive requirements for the construction and permitting of pipeline infrastructure and LNG export facilities, as well as more restrictive GHG emissions limits for oil and gas facilities. In January 2024, the Biden Administration paused authorizations for new LNG exports to certain countries pending a review of the supporting analyses by the DOE, which is expected to include climate change considerations. Any of these actions or new or proposed federal or state policies eliminating support for or restricting the development activities of the oil and gas sector while incentivizing or subsidizing alternative energy sources could reduce demand for the Company's products, increase its operating costs, or otherwise adversely impact the Company's financial performance.
Litigation risks are also increasing as a number of parties have sought to bring suit against various oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should the Company be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. An unfavorable ruling in any such case could significantly impact the Company's operations and reputation and could have an adverse impact on the Company's financial condition.
There are also increasing financial risks for fossil fuel producers as shareholders and bondholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Certain institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and have shifted their investment practices to favor non-fossil fuel related energy sources, such as wind and solar, and some of them may elect not to provide funding to the oil and gas sector. Many of the largest U.S. banks have made net zero carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. There is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the capital provided to the oil and gas sector. In 2023 the six largest U.S. banks performed a pilot climate scenario analysis exercise, pursuant to Federal Reserve instructions. Furthermore, the SEC has proposed rules that would mandate extensive disclosure of climate risks, including financial impacts, related governance and strategy and GHG emissions, for all U.S.-listed public companies. Enhanced climate disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors. States may also pass laws imposing more expansive disclosure requirements for climate-related risks. Separately, the SEC has announced it is scrutinizing existing climate change-related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer's existing climate disclosures misleading or deficient. New laws, regulations or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, investors, lenders and other stakeholders and could also increase litigation risks. Any material reduction in the capital available to the oil and gas sector could make it more difficult to secure funding for and result in the restriction, delay or cancellation of the Company's exploration, development, and production activities, which could impact the Company's financial performance.
Finally, climate change may also result in various physical risks, such as the increased frequency or severity of extreme weather events (including storms, droughts, floods and wildfires) or changes in meteorological and hydrological patterns, that could adversely impact the Company's operations and supply chains. Such physical risks could result in damage to the Company's facilities or indirectly adversely impact the Company's supply chain or operations through, for example, water use curtailments in response to drought or changes to the amount, timing or location of demand for the Company's products as a result of shifting meteorological conditions. While the Company's consideration of changing climatic conditions and inclusion of safety factors in the design and operation of the Company's facilities is intended to reduce the uncertainties that climate change and other events may potentially introduce, the Company's ability to mitigate the adverse impacts of these events depends in part on the effectiveness of the Company's disaster preparedness and response and business continuity planning, which may have not considered or prepared for every eventuality.
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

PIONEER NATURAL RESOURCES COMPANY
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
Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and/or share price of such business entity could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for the Company's hydrocarbon products, reduced profits, increased investigations and litigation and negative impacts on its share price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for the Company's hydrocarbon products, additional governmental investigations and private litigation, an increase in shareholder activism as shareholders may attempt to effect changes to the Company's business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise, or constraints in sources of capital as certain financial institutions, institutional investors and other sources of capital limit or eliminate their investment in oil and gas activities.
As part of the Company's ongoing effort to enhance its ESG efforts, its Board has established a Sustainability and Climate Oversight Committee, which is charged with the ongoing oversight of the Company's corporate climate-related risk analysis, as well as its Sustainability Report and other related activities. The Company has established an aspirational long-term net zero (Scope 1 and Scope 2) emissions ambition to further strengthen the Company's ESG performance, with interim targets as follows: (i) reduce its methane emissions intensity by 75 percent by 2030 and its Scope 1 and Scope 2 GHG emissions intensity by 50 percent by 2030, from a 2019 baseline and (ii) maintain a flaring intensity standard of less than one percent of gas produced and end routine flaring by 2025. The Company has also set an aspirational goal to reduce the freshwater used in its completions operations to 20 percent by 2026. While the Company may elect to establish and revise various voluntary ESG targets now or in the future, such targets are aspirational. The Company may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen material costs or technical difficulties associated with achieving such results. Some of these targets are dependent on or influenced by factors out of the control of the Company, including, but not limited to, the ability of suppliers to provide new equipment on schedule and the build out of sufficient electricity capacity in the areas the Company operates. Further, to the extent the Company elected to pursue such targets and was able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate its ESG impact instead of actual changes in ESG performance. However, even in those cases the Company cannot guarantee that sufficient quality environmental credits or offsets the Company does purchase will not subsequently be determined to have failed to result in GHG emission reductions for reasons out of the Company's control. Given the uncertainties related to the use of emerging

PIONEER NATURAL RESOURCES COMPANY
technologies, the state of the markets for and availability of verified quality carbon offsets, the Company cannot predict whether or not it will be able to timely meet its net zero ambition, if at all.
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
Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company's shares from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of the Company's operations by certain investors. Additionally, though the Company believes it can achieve its voluntary ESG targets and goals, any failure to realize or the perception of a failure to realize voluntary targets or long-term goals, could lead to a negative perception of the Company.
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
In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for

PIONEER NATURAL RESOURCES COMPANY
ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, in October 2021, the EPA announced it would reconsider its December 2020 decision. Then in August 2023, the EPA announced a new review of the ozone NAAQS which will incorporate the ongoing reconsideration of the December 2020 decision. If the EPA were to adopt more stringent NAAQS for ground-level ozone as part of its new review and ongoing reconsideration of the December 2020 final action, state implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs.
Additionally, the Company's operations are subject to federal and state laws and regulations, including the federal OSH Act and comparable state statutes, whose purpose is to protect the health and safety of employees. Among other things, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in the Company's operations and that this information be provided to employees, state and local government authorities and citizens.
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
Currently, hydraulic fracturing is generally exempt from regulation under the Underground Injection Control program of the SDWA, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities. For example, the EPA has published permitting guidance for certain hydraulic fracturing processes involving the use of diesel fuel and issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment ("CWT") facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities and the environmental impacts of discharges from CWT facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Other government agencies, including the DOE, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for the Company to perform fracturing activities. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though the extent of any such legislation cannot be predicted at this time. Also, in 2016, the BLM under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM, under the Trump Administration, published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule. Appeals to those decisions are ongoing, but with little activity in the last several years.
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

PIONEER NATURAL RESOURCES COMPANY
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
The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. In addition, the Fish and Wildlife Service ("FWS") may make new determinations on the listing of species as endangered or threatened under the ESA. The Company takes proactive measures to mitigate the risks of existing or future ESA regulations regarding certain species, like the Dunes Sagebrush Lizard and Lesser Prairie Chicken, that have the potential to impact the Company's operations. For example, the Company is a participant in the Candidate Conservation Agreement with Assurance ("CCAA") for the conservation of the Lesser Prairie Chicken. The terms of this CCAA enable the Company to minimize its impacts to and promote conservation of Lesser Prairie Chicken habitat but also maintain its development plans through the generation of habitat impact offsets. The southern and northern population segments of the Lesser Prairie Chicken were formally listed as endangered and threatened, respectively, by the FWS in November 2022. However, the Company's participation in the Lesser Prairie Chicken CCAA insulates the Company's operations from most of the adverse impacts of this listing. Should the habitat of the Lesser Prairie Chicken be expanded at a future date through the actions of the FWS, operations in areas pertaining to any expanded habitat would not be covered by the CCAA and future operations may require securing FWS permits. Separately, in July 2023 the FWS proposed to list the Dunes Sagebrush Lizard as endangered, but to date has not proposed any protected habitat. Relatedly, the FWS approved a pair of CCAAs covering the Dunes Sagebrush Lizard and its related habitats in non-federal lands in certain counties of western Texas, one pertaining to oil and gas activities and the other to sand mining activities. The Company is a participant in the CCAA for the conservation of the Dunes Sagebrush Lizard related to oil and gas activities as managed by the American Conservation Foundation. The terms of this CCAA enable the Company to minimize its impacts to the Dunes Sagebrush Lizard and to promote conservation of Dunes Sagebrush Lizard habitat through the efforts of the American Conservation Foundation. Participation in the CCAA also provides funding to the American Conservation Foundation to advance scientific understanding and augment efforts to protect the species and preserve and improve Dunes Sagebrush Lizard habitats in certain counties of western Texas while maintaining the Company's development plans. When the FWS designates habitat for the Dunes Sagebrush Lizard, the FWS will work with the American Conservation Foundation to sync conservation and provide legal assurances to CCAA participants. The designation of previously unprotected species or the re-designation of under protected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on its development and production activities that could have a material adverse effect on the Company's ability to develop and produce reserves.
The Company's transportation of gas; sales and purchases of oil, NGLs and gas or other energy commodities and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.
The FERC, the Federal Trade Commission and the U.S. Commodities Futures Trading Commission hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Company's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Company's transportation of gas in interstate commerce, physical sales and purchases of oil, NGLs, gas or other energy commodities, and any derivative activities related to these energy commodities, the Company is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could result in agency actions that could materially and adversely affect the Company's results of operations and financial condition.
The Company's bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain legal actions between the Company and its shareholders and that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933. These provisions could increase costs to bring a claim, discourage claims or limit the ability of the Company's

PIONEER NATURAL RESOURCES COMPANY
shareholders to bring a claim in a judicial forum viewed by the shareholders as more favorable for disputes with the Company or the Company's directors, officers or other employees.
The Company's bylaws provide to the fullest extent permitted by law that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee, agent or shareholder of the Company to the Company or the Company's shareholders, (c) any action against the Company arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action against the Company or any director, officer, other employee or agent of the Company asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company's certificate of incorporation or the Company's bylaws. The Company's bylaws also provided that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933. Although the Company's bylaws provide for an exclusive forum for causes of action under the Securities Act of 1933, its shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company's directors, officers or other employees, which may discourage such lawsuits against the Company or the Company's directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company's bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect the Company's operations and cash flows.
From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. federal income tax rate applicable to corporations such as the Company. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which the Company operates or owns assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could materially and adversely affect the Company's operations and cash flows.
In addition, on August 16, 2022, President Biden signed into law the IRA, which, among other things, imposed a one percent excise tax on corporate share repurchases after December 31, 2022, provided tax incentives to promote clean energy, and introduced a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion.
The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If the Company's CAMT liability is greater than its regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate its future U.S. federal income tax obligations, reducing its cash flows in that year, but provide an offsetting credit against its regular U.S. federal income tax liability in future tax years. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to materially increase its tax obligations for the 2023 taxable year. However, the CAMT could materially increase the Company's tax obligations in the future, which could adversely impact the Company's financial condition, results of operations and cash flows.

PIONEER NATURAL RESOURCES COMPANY
Risks Associated with the Merger
Completion of the Merger is currently subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The completion of the Merger is currently subject to satisfaction or waiver of certain customary mutual closing conditions, including (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (in ExxonMobil's case, without the imposition of any Burdensome Condition (as defined below)), (ii) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger (or, in ExxonMobil's case, imposing a Burdensome Condition), (iii) the absence of any stop order or proceeding by the SEC for the purpose of suspending the effectiveness of the Registration Statement on Form S-4 filed by ExxonMobil pursuant to which the shares of ExxonMobil common stock are to be issued in connection with the Merger and (iv) approval for listing on the NYSE of the shares of ExxonMobil common stock to be issued in connection with the Merger. "Burdensome Condition" means a material adverse effect on the business, financial condition or results of operations of ExxonMobil, the Company and their respective subsidiaries, taken as a whole (for this purpose ExxonMobil, the Company and their respective subsidiaries, taken as a whole, being deemed a consolidated group of entities of the size and scale of a hypothetical company that is equivalent in size to the Company and its subsidiaries). The obligation of each party to consummate the Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the Merger Agreement, (ii) the other party's representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect.
Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent the Merger from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits expected to be achieved if the Merger and the integration of ExxonMobil's and the Company's respective businesses are not completed within the expected time frame.
There can be no assurance that the conditions to the closing of the Merger will be satisfied, waived or fulfilled in a timely fashion or that the Merger will be completed.
Because the Exchange Ratio is fixed and the market price of ExxonMobil common stock has fluctuated and will continue to fluctuate, the Company's shareholders cannot be sure of the value of the consideration they will receive in the Merger, if completed.
If the Merger is completed, each eligible share of the Company's common shares outstanding immediately prior to the Merger will automatically be converted into the right to receive 2.3234 shares of ExxonMobil common stock, with cash to be paid in lieu of fractional shares. Because the Exchange Ratio is fixed, the value of the Merger consideration will depend on the market price of ExxonMobil common stock at the time the Merger is completed. Prior to completion of the Merger, the market price of ExxonMobil common stock is also expected to impact the market price of the Company's common shares. The value of the Company's common shares and ExxonMobil common stock have fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Merger consideration they would receive upon completion of the Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, commodity prices, changes in ExxonMobil's and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond ExxonMobil's and the Company's control.
The Company's business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with ExxonMobil, Pioneer or the combined business. The Company's business relationships may be subject to disruption as parties with which ExxonMobil or the Company does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than ExxonMobil, Pioneer or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on ExxonMobil's ability to realize the anticipated benefits of the Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

PIONEER NATURAL RESOURCES COMPANY
The Merger Agreement restricts the Company's ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that restrict the ability of the Company to sell its business to a party other than ExxonMobil, even if that party were prepared to pay consideration with a higher per-share value than the consideration payable in the Merger pursuant to the Merger Agreement. In addition, the Company will be required to pay a termination fee of approximately $1.8 billion to ExxonMobil if (i) the Merger Agreement is terminated by ExxonMobil because the Company materially breached the terms of the Merger Agreement, (ii) an acquisition proposal or offer for a competing transaction had been publicly announced or communicated to the Board between the signing and termination of the Merger Agreement and (iii) the Company engages in certain competing transactions within 12 months after the termination of the Merger Agreement.
Failure to complete the Merger could negatively impact the share price and the future business and financial results of the Company.
If the Merger is not completed for any reason, the ongoing businesses of the Company may be adversely affected, and without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on its share price;
•the Company may experience negative reactions from its customers, vendors, business partners, regulators and employees;
•the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;
•the Merger Agreement places certain restrictions on the conduct of the Company's businesses prior to completion of the Merger, and such restrictions, the waiver of which is subject to the written consent of ExxonMobil (such consent not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may delay or prevent the Company from taking certain other specified actions, responding effectively to competitive pressures or industry developments or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place;
•the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement;
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by the Company's management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company; and
•in the event of a termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee of approximately $1.8 billion to ExxonMobil.
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
Shareholders of the Company have filed, and may in the future file, lawsuits against ExxonMobil, Pioneer and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any existing or potential lawsuits.
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

PIONEER NATURAL RESOURCES COMPANY
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
As an oil and gas producer, the Company is dependent on digital technology in many areas of its business and operations. Additionally, the Company gathers and safeguards sensitive information in its regular business activities. The Company continually evaluates and integrates new processes, systems and resources to enhance its defenses against cybersecurity threats. The Company has implemented and maintains the following processes to assess, identify and manage cybersecurity risks:
Risk management policies. The Company has developed and implemented an information security program (the "Cyber Program") and an incident response plan (the "IRP"), which include various processes and controls intended to protect the integrity and availability of the Company's systems and information. These processes and controls were primarily designed and assessed based on the cybersecurity framework published by the National Institute of Standards and Technology. The Company retains or engages various third-parties in connection with design, implementation and monitoring of certain processes and controls. In addition, the Company maintains business continuity and disaster recovery plans.
Key aspects of the Cyber Program include:
•risk assessments designed to help identify material cybersecurity risks to critical systems and the company-wide information technology environment;
•continuous monitoring of Company systems and the conduct of periodic penetration tests;
•the IRP that includes procedures for responding to cybersecurity incidents;
•required cybersecurity trainings for employees, incident response personnel, and Company management related to physical security of assets, data privacy and other information security policies and procedures; and
•a third-party risk management process for its service providers, suppliers, vendors and other business associates.
The Cyber Program is integrated into the Company's overall enterprise risk management process and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management process to other legal, compliance, strategic, operational, and financial risk areas. Cyber risks identified in the overall enterprise risk management process are reviewed annually by the Board.
Governance. The Company's cybersecurity risk management and strategy processes are managed by the Chief Information Security Officer ("CISO") and the Vice President of Technology Solutions, who have 24 and eight years of work experience, respectively, in various roles involving systems security, operations and compliance. These individuals are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of internal information technology personnel and retained third-party personnel involved in the cybersecurity risk management and strategy processes described above, including the operation of the IRP. If a cybersecurity incident occurs, it is reviewed by the information technology team to determine whether further escalation to the CISO or Vice President of Technology Solutions is required. Any cybersecurity incident assessment that results in the possibility of a material impact to the Company is reported to the appropriate designated members of management and, when appropriate, outside counsel, to make final materiality determinations, as well as disclosure and other compliance decisions. Additionally, the Company's cyber security governance includes a Cybersecurity Steering Committee which is comprised of a subset of the Company's Executive Committee and other key officers, leaders and subject matter experts from various disciplines across the Company. The Cybersecurity Steering Committee meets quarterly to receive updates from the CISO and/or Vice President of Technology Solutions on Company-related cyber risks, monitor compliance with the Company's Cyber Program and to review cybersecurity policies.
The Board is responsible for overseeing the Company's enterprise risk management processes and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee, a standing committee of the Board. The Audit Committee oversees management's implementation and execution of the Company's Cyber Program and IRP. The Audit Committee receives in-depth annual reports from the CISO or the Vice President of Technology Solutions detailing relevant cybersecurity risks to the Company and, as necessary, timely periodic updates based on circumstances, regarding any significant cybersecurity incidents or developments. The Audit Committee reports to the Board regarding its activities, including those related to cybersecurity.
Risks from Cybersecurity Threats. As of the date of this Annual Report on Form 10-K, the Company has not identified any cybersecurity incidents, including any prior cybersecurity incidents, that have materially affected the Company's operations, business strategy, results of operations and cash flows. The Company faces various ongoing risks from

PIONEER NATURAL RESOURCES COMPANY
cybersecurity threats that, if realized, are reasonably likely to lead to losses of sensitive information, critical infrastructure or capabilities essential to the Company's operations and could have a material adverse effect on the Company's reputation, financial position, results of operations and cash flows. See "Item 1A. Risk Factors - The Company's business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions" for additional information.
ITEM 2.    PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2023, 2022 and 2021 is based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI").
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
Corporate Reserves is staffed with reservoir engineers who prepare reserve estimates using reservoir engineering information technology. Corporate Reserves interacts with the technical and production teams to ensure all available engineering and geologic data is taken into account prior to establishing or revising an estimate. There is oversight of the reservoir engineers by the Director of Corporate Reserves, who is in turn subject to direct oversight by the Company's Executive Committee.
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
Proved reserves audits. The proved reserves audited by NSAI, in aggregate, represented the following:

	As of December 31,
	2023	2022	2021
Proved reserves audited by NSAI	97%	95%	93%
Pre-tax present value of proved reserves discounted at 10 percent audited by NSAI	100%	98%	96%
In connection with the annual reserves audit, NSAI prepared its own estimates of the Company's proved reserves and compared its estimates to those prepared by the Company. NSAI determined that the Company's estimates of reserves were prepared in accordance with the definitions and regulations of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on the Company's proved reserves as of December 31, 2023, 2022 and 2021, respectively, based upon their evaluation. NSAI concluded that the Company's estimates of proved reserves were, in the aggregate, reasonable and had been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI's audit report as of December 31, 2023, which should be read in its entirety, is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Director of Corporate Reserves, the technical person who is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators as defined by the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. The qualifications of the Director of Corporate Reserves includes 44 years of international and domestic experience as a petroleum engineer, with 26 years focused on reserves reporting for independent oil and gas companies, including 13 years at Pioneer. His career also includes 21 years of Permian Basin-focused technical experience in production engineering, advanced reservoir engineering, petrophysics, consulting, and special project research working for and with major oil companies in conjunction

PIONEER NATURAL RESOURCES COMPANY
with his reserves reporting roles. His educational background includes an undergraduate degree in Geological Engineering, with a Petroleum Engineering emphasis.
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
Proved Reserves
The Company's oil and gas proved reserves are as follows:

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	%
As of December 31, 2023:
Developed	847,550	712,449	4,001,084	2,226,846	90%
Undeveloped	107,072	70,695	397,084	243,948	10%
	954,622	783,144	4,398,168	2,470,794	100%
As of December 31, 2022:
Developed	861,973	660,066	3,574,429	2,117,777	89%
Undeveloped	110,045	78,379	422,562	258,851	11%
	972,018	738,445	3,996,991	2,376,628	100%
As of December 31, 2021:
Developed	847,632	584,492	3,076,329	1,944,845	88%
Undeveloped	119,996	85,488	430,379	277,214	12%
	967,628	669,980	3,506,708	2,222,059	100%
_____________________
(a)Total proved gas reserves include 204,177 MMcf, 192,814 MMcf and 186,325 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors) as of December 31, 2023, 2022 and 2021, respectively.
The Company's Standardized Measure of total proved reserves are as follows:

	As of December 31,
	2023	2022	2021
	(in millions)
Proved developed reserves	$24,972	$34,763	$24,992
Proved undeveloped reserves	2,571	3,629	2,692
	$27,543	$38,392	$27,684

PIONEER NATURAL RESOURCES COMPANY
The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,
	2023	2022	2021
Oil per Bbl	$78.24	$93.67	$66.56
Gas per Mcf	$2.64	$6.36	$3.60
See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Description of Properties
Average daily oil, NGLs, gas and total production is as follows:

Year Ended December 31, 2023
Oil (Bbls)	372,127
NGLs (Bbls)	181,864
Gas (Mcf) (a)	964,433
Total (BOE)	714,730
_____________________
(a)Gas production excludes gas produced and used as field fuel.
Costs incurred are as follows:

Year Ended December 31, 2023
(in millions)
Proved property acquisition costs	$191
Unproved property acquisition costs	138
Exploration costs	3,813
Development costs	703
Asset retirement obligations	37
$4,882
Development and exploratory/extension drilling activity is as follows:

	Year Ended December 31, 2023
	Development	Exploratory/Extension
Beginning wells in progress	11	292
Wells spud	60	444
Successful wells	(19)	(463)
Ending wells in progress	52	273
As of December 31, 2023, the Company holds 960 thousand gross acres (852 thousand net acres), of which 939 thousand gross acres (837 thousand net acres) are located in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group, that encompasses 235 thousand gross acres.
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
During 2023, the Company successfully completed 444 horizontal wells in the non-JV portion of the Midland Basin and 38 horizontal wells in the JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 38 percent of the

PIONEER NATURAL RESOURCES COMPANY
horizontal wells placed on production were Spraberry interval wells, 29 percent were Wolfcamp B interval wells, 28 percent were Wolfcamp A interval wells and the remaining five percent were Wolfcamp D interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
The Company continues to complete acreage acquisitions and trades that allow the Company to drill wells with longer laterals, improving the expected returns of the wells. The Company estimates that acreage acquisitions and trades completed in 2023 added 2.4 million and 1.1 million lateral feet to the Company's drilling inventory, respectively.
The Company plans to operate 20 to 22 horizontal drilling rigs and five to six frac fleets in the Midland Basin in 2024. The Company will continue to evaluate its drilling and completions program, with future activity levels assessed regularly based on market conditions.
Selected Oil and Gas Information
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand has historically been affected by global economic conditions, including recession concerns, conflicts involving oil producing regions, including the Russia/Ukraine and Israel/Hamas conflicts, and weather and other seasonal conditions, such as hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. A decline in oil, NGL and gas prices or poor drilling results could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access the capital markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
The following table sets forth production, price and cost data with respect to the Company's properties. These amounts represent the Company's historical results of operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not match the proved reserve volume tables in "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" because field fuel volumes are included in the proved reserve volume tables. Due to normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

PIONEER NATURAL RESOURCES COMPANY

	Year Ended December 31,
	2023	2022	2021
Annual sales volumes:
Oil (MBbls)	135,826	128,467	130,300
NGLs (MBbls)	66,380	58,507	52,204
Gas (MMcf)	352,018	301,156	256,931
Total (MBOE)	260,876	237,167	225,326
Average daily sales volumes:
Oil (Bbls)	372,127	351,964	356,986
NGLs (Bbls)	181,864	160,294	143,026
Gas (Mcf)	964,433	825,085	703,919
Total (BOE)	714,730	649,773	617,332
Average prices:
Oil (per Bbl)	$77.03	$95.66	$67.60
NGLs (per Bbl)	$24.35	$37.67	$32.70
Gas (per Mcf)	$2.59	$6.03	$3.85
Revenue (per BOE)	$49.79	$68.77	$51.05
Average costs (per BOE):
Production costs:
Lease operating	$4.26	$3.89	$2.97
Gathering, processing and transportation	3.15	4.21	3.14
Workover	1.05	1.03	0.45
Net natural gas plant	(0.65)	(1.04)	(0.93)
	$7.81	$8.09	$5.63
Production and ad valorem taxes:
Production taxes	$2.27	$3.27	$2.41
Ad valorem taxes	0.75	0.81	0.48
	$3.02	$4.08	$2.89
Depletion expense	$10.79	$10.48	$10.81
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
Productive oil and gas wells attributable to the Company's properties are as follows:

As of December 31, 2023
Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
10,046	22	10,068	7,908	17	7,925
Developed, undeveloped and royalty leasehold acreage is as follows:

As of December 31, 2023
Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
897,821	792,829	61,706	59,326	152,283

PIONEER NATURAL RESOURCES COMPANY
The expiration dates of the leases attributable to gross and net undeveloped acres are as follows:

	As of December 31, 2023
	Acres Expiring
	Gross	Net
2024 (a)	46,395	45,643
2025	6,863	6,144
2026	7,168	6,437
2027	640	588
2028	160	210
Thereafter	480	304
	61,706	59,326
 _____________________
(a)The Company has an active drilling program and ongoing efforts to extend leases that may not be drilled prior to expiration. The Company currently has no proved undeveloped reserve locations scheduled to be drilled after lease expiration. Approximately 37 thousand net acres expiring are subject to continuous drilling obligations, which the Company expects to meet with its active drilling program.
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

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Productive wells:
Development	19	49	54	19	45	52
Exploratory/extension	463	442	488	419	389	440
	482	491	542	438	434	492
Success ratio (a)	100%	100%	100%	100%	100%	100%
______________________
(a)Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.
Wells in process of being drilled are as follows:

	As of December 31, 2023
	Gross Wells	Net Wells
Development	52	45
Exploratory/extension	273	241
	325	286
ITEM 3.    LEGAL PROCEEDINGS
The Company is party to various proceedings and claims incidental to its business and in connection with the Merger. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information. See "Item 1A. Risk Factors - Litigation against the Company could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages" for a discussion of potential risks that may arise from legal proceedings in connection with the Merger.
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

Name	Position	Age
Richard P. Dealy	President and Chief Executive Officer	57
Mark S. Berg	Executive Vice President, Corporate Operations	65
J.D. Hall	Executive Vice President, Operations	58
Mark H. Kleinman	Executive Vice President and General Counsel	62
Elizabeth A. McDonald	Executive Vice President, Strategic Planning, Field Development and Marketing	45
Neal H. Shah	Executive Vice President and Chief Financial Officer	53
Tyson L. Taylor	Executive Vice President, Human Resources and Communications	45
Bonnie S. Black	Executive Vice President, Technology and Operations Support	52
Christopher L. Washburn	Vice President and Chief Accounting Officer	40
Richard P. Dealy
Mr. Dealy was elected as the Company's President and Chief Executive Officer effective January 1, 2024 and was appointed to the Company's Board at the Company's annual meeting of shareholders held in May 2023. Prior to that, Mr. Dealy had served as the Company's President and Chief Operating Officer since January 2021. Mr. Dealy held positions for the Company as Executive Vice President and Chief Financial Officer from November 2004 through December 2020, Vice President and Chief Accounting Officer from February 1998 to November 2004 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley Petroleum Company, a predecessor of the Company (together with its predecessor companies, "Parker & Parsley") in July 1992 and was promoted to Vice President and Controller in 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dealy was employed by KPMG LLP. Mr. Dealy is also a director of Compass Minerals International, Inc. and the American Exploration & Production Council. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance and is a Certified Public Accountant.
Mark S. Berg
Mr. Berg was elected as Executive Vice President, Corporate Operations, in June 2014. Mr. Berg previously held the position of Executive Vice President and General Counsel from April 2005 until January 2014. Prior to joining the Company, Mr. Berg served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2002. Subsequent to the sale of American General to American International Group, Inc., Mr. Berg joined Hanover Compressor Company as Senior Vice President, General Counsel and Secretary. He served in that capacity from May 2002 through April 2004. Mr. Berg began his career in 1983 with the Houston-based law firm of Vinson & Elkins L.L.P. He was a partner with the firm from 1990 through 1997. Mr. Berg is also a director of ProPetro Holding Corp. ("ProPetro") and a director and Vice Chairman of Permian Strategic Partnership Inc. Mr. Berg graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Tulane University in 1980. He earned his Juris Doctorate with honors from the University of Texas School of Law in 1983.
J. D. Hall
Mr. Hall was elected as the Company's Executive Vice President, Operations, in April 2019. Mr. Hall had previously held positions for the Company as Executive Vice President, Permian Operations, from August 2015 to April 2019, Executive Vice President, Southern Wolfcamp Operations from August 2014 to August 2015, Senior Vice President, South Texas Operations from June 2013 to August 2014, Vice President, South Texas Operations from February 2013 to June 2013, Vice President, South Texas Asset Team from September 2012 to February 2013 and Vice President, Eagle Ford Asset Team from

PIONEER NATURAL RESOURCES COMPANY
January 2010 to September 2012. Prior to his positions in South Texas, he was the Operations Manager in Alaska from January 2005 to January 2010. He previously held several other positions with the Company, including managing offshore, onshore and international projects. He began his career with a predecessor company, MESA, Inc., in 1989. He has a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and is a registered professional engineer in Texas.
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
Elizabeth A. McDonald
Ms. McDonald was elected as the Company's Executive Vice President, Strategic Planning, Field Development and Marketing, effective June 2023. Ms. McDonald had previously held positions for the Company as Senior Vice President, Strategic Planning, Field Development and Marketing from January 2021 to June 2023, Vice President, Permian Strategic Planning and Field Development, from May 2019 to January 2021, Vice President, Permian Infrastructure Development and Operations, from April 2018 to May 2019, Vice President, South Texas Asset Team, from March 2017 to April 2018, and Vice President, South Texas Subsurface, from August 2014 to March 2017. She joined the Company in 2005 as a reservoir engineer on the Engineering and Development team focused on the Gulf of Mexico and North Africa exploration projects, and has held a number of positions, including as Senior Reservoir Engineering Manager – South Texas Asset Team, Manager of Planning – Corporate Finance, Business Analyst – Worldwide Operations, Senior Reservoir Engineer – Central Gulf Coast Exploration and Reservoir Engineer – Engineering and Development. Ms. McDonald earned a Bachelor of Science, Petroleum Engineering degree in 2001 from Texas A&M University and is a registered professional engineer in Texas.
Neal H. Shah
Mr. Shah was elected as the Company's Executive Vice President and Chief Financial Officer, effective June 2023. Mr. Shah had previously held the position of Senior Vice President and Chief Financial Officer from January 2021 to June 2023. Mr. Shah joined the Company in June 2017 as Vice President, Investor Relations. Before joining the Company, Mr. Shah served as Senior Equity Research Analyst at Thrivent Asset Management from June 2016 to June 2017, and as Vice President at Nuveen LLC from March 2006 to June 2016. He has a financial and equity research background and has held various financial analysis positions at Piper Jaffray & Company, RBC Capital Markets and Goldman Sachs & Company. Mr. Shah earned a Bachelor of Science degree in Electrical Engineering from Louisiana State University and a Master of Business Administration degree from the Booth School of Business at the University of Chicago, where he was a Siebel Scholar and a recipient of the Irwin J. Biederman Leadership award.
Tyson L. Taylor
Ms. Taylor was elected as the Company's Executive Vice President, Human Resources and Communications, effective October 2023. Prior to her current role, Ms. Taylor served as Senior Vice President, Human Resources, from November 2021 to October 2023 and Vice President, Human Resources, from April 2019 to November 2021. Ms. Taylor has 20 years of Human Resources experience, including 11 years with the Company, during which she has worked in all areas of the Company's Human Resources department. Ms. Taylor previously held the positions of Vice President, Learning and Development, and Director, Organizational Development and Recruiting. Ms. Taylor earned a Bachelor of Business Administration from the University of North Texas and a Master of Business Administration from Southern Methodist University.
Bonnie S. Black
Ms. Black was elected as the Company's Executive Vice President, Technologies and Operations Support, in October 2023. Prior to her current role, Ms. Black served as Senior Vice President, Technologies and Operations Support, from December 2022 to October 2023, Vice President of Drilling from May 2019 to December 2022, Vice President, Permian Well Planning & Permitting, from September 2015 to May 2019 and Vice President of Environmental and Sustainable Development from September 2013 to August 2015. Ms. Black joined the company in 2007 as a Health, Safety and Environmental manager after more than 25 years' experience in the oil and gas industry working in client-facing environmental consulting roles in Texas, Oklahoma and Alaska. Ms. Black holds a Bachelor of Science in Civil Engineering from Texas A&M University and is a registered professional engineer with a specialization in Environmental Engineering. At her alma mater, she is the Chair of the Civil & Environmental Advisory Council and an Executive Committee Member of the Aggie Women Engineering Network.

PIONEER NATURAL RESOURCES COMPANY
Ms. Black also serves as a director of Innovex Downhole Solutions, Inc. and an Advisory Board Member of the Undergraduate Practice Opportunities Program at Massachusetts Institute of Technology.
Christopher L. Washburn
Mr. Washburn was elected as the Company's Vice President and Chief Accounting Officer in October 2022. Mr. Washburn served as the Company's interim Chief Accounting Officer beginning in July 2022. He also held the position of the Company's Controller from March 2018 to July 2022. Prior to this role, Mr. Washburn served in various accounting positions since joining the Company in 2006. Mr. Washburn earned a Bachelor of Business Administration degree and a Master of Professional Accounting degree from West Texas A&M University and is a Certified Public Accountant.
Officers are generally elected by the Board at its meeting on the day of each annual election of directors, with each such officer serving until a successor has been elected and qualified.

PIONEER NATURAL RESOURCES COMPANY
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are listed and traded on the NYSE under the symbol "PXD." The Board has authority to declare dividends to the holders of the Company's common shares. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The Merger Agreement provides certain restrictions on future base and variable dividend declarations, including an agreement that the Company will no longer pay a variable dividend after distributing 50 percent of the normal variable dividend attributable to fourth quarter 2023 results. With limited exceptions, the Merger Agreement also precludes the Company from future repurchases of the Company's common shares, including repurchases under the Company's share repurchase program.
As of February 20, 2024, the Company's common shares were held by 7,777 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of the Company's common shares are as follows:

	Three Months Ended December 31, 2023
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
October 1-31, 2023	—	$—	—	$3,875,575,094
November 1-30, 2023	2,368	$233.56	—	$3,875,575,094
December 1-31, 2023	198,207	$228.45	—	$3,875,575,094
	200,575		—
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In April 2023, the Board authorized a $4 billion common share repurchase program to replace the prior $4 billion common share repurchase program authorized in February 2022. The share repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board. With limited exceptions, the Merger Agreement precludes the Company from future repurchases of the Company's common shares, including repurchases under the Company's share repurchase program.

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
The graph below compares the cumulative total shareholder return on the Company's common shares during the five-year period ended December 31, 2023, with cumulative total returns during the same period for the Standard & Poor's ("S&P") 500 Index and the S&P Oil and Gas Exploration & Production Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Pioneer Natural Resources Company, the S&P 500 Index
and the S&P Oil & Gas Exploration & Production Index

$250
$200
$150
$100
$50
$—
2018
2019
2020
2021
2022
2023
Pioneer
S&P 500 Index
S&P O&G E&P Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31,
	2018	2019	2020	2021	2022	2023
Pioneer Natural Resources Company	$100.00	$116.07	$89.56	$148.87	$206.73	$217.06
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Oil & Gas Exploration & Production	$100.00	$90.85	$57.62	$96.56	$140.71	$146.11
The share price performance included in this graph is not necessarily indicative of future share price performance.
ITEM 6.    RESERVED

PIONEER NATURAL RESOURCES COMPANY
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Planned Merger of the Company with ExxonMobil
On October 10, 2023, the Company entered into a Merger Agreement with ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will merge with a subsidiary of and become a wholly-owned subsidiary of ExxonMobil. Under the terms of the Merger Agreement, each eligible share of the Company's common shares will be converted into the right to receive 2.3234 shares of ExxonMobil common stock. On February 7, 2024, the Company's shareholders adopted the Merger Agreement at a special meeting of shareholders. Completion of the Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Merger is currently expected to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
The Merger Agreement imposes restrictions on the Company's business and operations during the pendency of the Merger. While the Company does not believe those restrictions are unduly burdensome, they may delay or prevent the Company from taking actions it could otherwise take. Accordingly, the Company's results of operations from before the Merger Agreement may not be comparable to results of operations since the Company entered into the Merger Agreement.
See Note 1 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Oil and Gas Industry Considerations
Supply and demand for oil throughout the world remains volatile. Over the past few years, global oil inventories have consistently been lower than historical levels due to reduced capital investments being directed towards developing incremental oil supplies. Sanctions, import bans and price caps on Russian oil and petroleum products were implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Most recently, renewed conflict in the Middle East has stoked fears of oil supply instability. From an economic perspective, the recent raising of interest rates to contend with significant inflation has resulted in a slowing global economy and the potential for a global recession, with Japan and the United Kingdom already reporting recessions. Further, recent data from China, such as weakened consumer spending and higher youth unemployment, point to a fragile economy. China remains the world's second largest economy and represents a key component of oil demand. These uncertainties led OPEC to reduce its oil demand outlook, which resulted in multiple cuts to its production quotas. As a result of the current global supply and demand uncertainties, average NYMEX oil and NYMEX gas prices for the year ended December 31, 2023 were $77.63 per Bbl and $2.74 per Mcf, respectively, as compared to $94.23 per Bbl and $6.55 per Mcf, respectively, for the same period in 2022.
Global oil price levels and general inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the impact on oil supplies from the Middle East should the Middle Eastern conflicts continue to expand, (iv) global oil demand growth, including demand growth from China and India, (v) oilfield services demand, (vi) political stability of oil consuming countries and (vii) the overall health of the global economy. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.
Financial and Operating Performance
The Company's financial and operating performance for the year ended December 31, 2023 included the following highlights:
•Net income attributable to common shareholders for the year ended December 31, 2023 was $4.9 billion ($20.21 per diluted share), as compared to net income of $7.8 billion ($31.13 per diluted share) for the same period in 2022. The primary components of the decrease in earnings attributable to common shareholders include:
•a $3.3 billion decrease in oil and gas revenues, primarily due to a 28 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in worldwide oil, NGL and gas demand, partially offset by a 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program;
partially offset by:
•a $753 million decrease in income taxes, primarily due to the decrease in earnings in 2023 compared to 2022.
•During the year ended December 31, 2023, average daily sales volumes increased on a BOE basis by 10 percent to 714,730 BOEPD, as compared to 649,773 BOEPD during the same period in 2022.

PIONEER NATURAL RESOURCES COMPANY
•Average oil and NGL prices per Bbl and average gas prices per Mcf decreased to $77.03, $24.35 and $2.59, respectively, during the year ended December 31, 2023, as compared to $95.66, $37.67 and $6.03, respectively, during the same period in 2022.
•Net cash provided by operating activities decreased during the year ended December 31, 2023 to $8.4 billion, as compared to $11.3 billion for the same period in 2022. The decrease in net cash provided by operating activities during the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to the aforementioned decrease in oil and gas revenues.
•During the year ended December 31, 2023, the Company declared base and variable dividends of $4.85 per share and $9.11 per share, respectively, resulting in total dividends of $3.3 billion, as compared to base and variable dividends of $3.76 per share and $21.68 per share, respectively, and total dividends of $6.1 billion during the same period in 2022.
•During the year ended December 31, 2023, the Company repurchased 3.0 million shares for $624 million under the Company's share repurchase programs, as compared to repurchases of 7.2 million shares for $1.6 billion during the same period in 2022.
•As of December 31, 2023 and December 31, 2022, the Company's net debt to book capitalization was 17 percent and 15 percent, respectively.
Results of Operations
Results of operations should be read together with the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company's 2022 results of operations as compared to the Company's 2021 results of operations.
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

	Year Ended December 31,
	2023	2022	Change
	(in millions, except volumes)
Oil and gas revenues	$12,989	$16,310	$(3,321)
Average daily sales volumes:
Oil (Bbls)	372,127	351,964	6%
NGLs (Bbls)	181,864	160,294	13%
Gas (Mcf) (a)	964,433	825,085	17%
Total (BOE)	714,730	649,773	10%
Liquids percentage of total production	78%	79%	(1)%
____________________
(a)Gas production excludes gas produced and used as field fuel.
Average daily BOE sales volumes increased for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Commodity prices for the year ended December 31, 2023, as compared to the same period in 2022, decreased due to the aforementioned volatility in worldwide oil, NGL and gas demand. The average prices are as follows:

	Year Ended December 31,
	2023	2022	Change
Oil price per Bbl	$77.03	$95.66	(19%)
NGL price per Bbl	$24.35	$37.67	(35%)
Gas price per Mcf	$2.59	$6.03	(57%)
Price per BOE	$49.79	$68.77	(28%)

PIONEER NATURAL RESOURCES COMPANY
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
The net effect from sales of purchased commodities is as follows:

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Sales of purchased commodities	$6,385	$8,074	$(1,689)
Purchased commodities expense	6,585	8,235	(1,650)
	$(200)	$(161)	$(39)
The change in net sales of purchased commodities for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to a decrease in margins on the Company's downstream Gulf Coast refinery and export sales.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest and other income, net.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Interest and other income, net	$39	$119	$(80)
The change in net interest and other income for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to changes in the fair value of the Company's investment in affiliate resulting in a noncash loss of $33 million in 2023, as compared to a noncash gain of $37 million in 2022.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on changes in fair value related to the Company's investment in affiliate.

PIONEER NATURAL RESOURCES COMPANY
Derivative loss, net.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Marketing derivatives:
Noncash derivative gain (loss), net	$11	$(63)	$74
Cash payments on settled derivatives	(74)	(66)	(8)
Total marketing derivative loss, net	(63)	(129)	66
Conversion option derivatives:
Noncash derivative gain, net	1	1	—
Cash receipts (payments) on settled derivatives, net	(13)	13	(26)
Total conversion option derivative gain (loss), net	(12)	14	(26)
Commodity derivatives:
Noncash derivative gain, net	—	158	(158)
Cash payments on settled derivatives, net	—	(358)	358
Total commodity derivative loss, net	—	(200)	200
Derivative loss, net	$(75)	$(315)	$240
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of December 31, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
Gain on disposition of assets, net.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Gain on disposition of assets, net	$24	$106	$(82)
Net gain on disposition of assets for the year ended December 31, 2023 primarily represents nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties resulting in the Company recording a gain of $20 million.
Net gain on disposition of assets for the year ended December 31, 2022 primarily represents the divestment of certain undeveloped acreage and producing wells in the Midland Basin resulting in a gain on the divestitures of $110 million.

PIONEER NATURAL RESOURCES COMPANY
See Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Oil and gas production costs.

	Year Ended December 31,
	2023	2022	Change
	(in millions, except per BOE)
Oil and gas production costs	$2,042	$1,922	$120
Production costs per BOE:
Lease operating expense (a)	$4.26	$3.89	10%
Gathering, processing and transportation expense (b)	3.15	4.21	(25%)
Workover costs (a)	1.05	1.03	2%
Net natural gas plant income (c)	(0.65)	(1.04)	(38%)
	$7.81	$8.09	(3%)
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
The change in the Company's production costs per BOE during the year ended December 31, 2023, as compared to the same period in 2022, is due to the following:
•Lease operating expense per BOE increased primarily due to inflationary pressures on labor, maintenance, chemical and rental equipment costs;
•Gathering, processing and transportation expense per BOE decreased primarily due to a reduction in gas processing costs as a result of a decline in gas and NGL prices, which are used to value contractual volumes retained by the gas processor as payment for their services;
•Workover costs per BOE for the year ended December 31, 2023 increased primarily due to inflationary pressures on oilfield services; and
•Net natural gas plant income per BOE decreased primarily due to decreases in gas and NGL prices.
Production and ad valorem taxes.

	Year Ended December 31,
	2023	2022	Change
	(in millions, except per BOE)
Production and ad valorem taxes	$785	$965	$(180)
Production and ad valorem taxes per BOE:
Production taxes per BOE	$2.27	$3.27	(31%)
Ad valorem taxes per BOE	0.75	0.81	(7%)
	$3.02	$4.08	(26%)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the year ended December 31, 2023, as compared to the same period in 2022, is due to the aforementioned decrease in commodity prices. Ad valorem taxes were the same year over year, however, on a per BOE basis, the decrease for the year ended December 31, 2023, as compared to the same period in 2022, is due to an increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

PIONEER NATURAL RESOURCES COMPANY
Depletion, depreciation and amortization expense.

	Year Ended December 31,
	2023	2022	Change
	(in millions, except per BOE)
Depletion, depreciation and amortization	$2,862	$2,530	$332
Total DD&A expense per BOE:
DD&A per BOE	$10.97	$10.67	3%
Depletion expense per BOE	$10.79	$10.48	3%
The change in DD&A and depletion expense per BOE for the year ended December 31, 2023, as compared to the same period in 2022, is primarily a result of inflationary pressures increasing well costs and lower commodity prices reducing the economic life of certain producing wells, which resulted in a reduction to total proved reserves due to pricing revisions. See "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Exploration and abandonments expense.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Exploration and abandonments	$80	$41	$39
The change in exploration and abandonments expense for the year ended December 31, 2023, as compared to the same period in 2022, is primarily related to plugging and abandonment costs exceeding their estimated abandonment liability on certain vertical wells and an increase in geological and geophysical labor costs in 2023.
During the year ended December 31, 2023 and 2022, the Company drilled and evaluated 463 and 442 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 5 and Note 8 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
General and administrative expense.

	Year Ended December 31,
	2023	2022	Change
	(in millions, except per BOE)
Cash general and administrative expense	$312	$293	$19
Noncash general and administrative expense	149	41	108
	$461	$334	$127
General and administrative expense per BOE:
Cash general and administrative expense	$1.20	$1.24	(3%)
Noncash general and administrative expense	0.57	0.17	235%
	$1.77	$1.41	26%
The change in cash general and administrative expense per BOE for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to (i) the aforementioned 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and (ii) $20 million of charitable contributions to various Ukraine humanitarian aid organizations in 2022 in response to the Russia/Ukraine conflict, partially offset by increases in labor costs as a result of the Company paying the 2023 annual employee bonus at the maximum payout percentage in December 2023 in accordance with the Merger Agreement. The change in noncash general and administrative expense per BOE for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to (i) modification of performance units ("Performance Awards") granted in 2021 to vest at their maximum payout percentage in accordance with the Merger Agreement, resulting in incremental expense of $86 million and (ii) changes in the market value of investments underlying the Company's deferred compensation retirement plan obligation.

PIONEER NATURAL RESOURCES COMPANY
In accordance with the Merger Agreement, outstanding Performance Awards will vest at their maximum payout percentage, which may impact future general and administrative expense based upon the fair value of the awards as of the modification date.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest expense.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Interest expense	$153	$128	$25
The change in interest expense for the year ended December 31, 2023, as compared to the same period in 2022, is primarily a result of (i) the issuance of 5.100% senior notes due 2026 in March 2023, (ii) the repayment of the Company's 3.950% senior notes that matured in July 2022, (iii) the early extinguishment of the Company's 5.625% senior notes due 2027 during October 2022, (iv) the repayment of the Company's 0.550% senior notes that matured in May 2023 and (v) borrowings under the Company's Credit Facility during 2023.
The weighted average cash interest rate on the Company's indebtedness for the year ended December 31, 2023 is 2.5 percent, as compared to 1.6 percent for the same period in 2022.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Other expense.

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Other expense	$131	$173	$(42)
The change in other expense for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to the following:

	Year Ended December 31,
	2023	2022	Change
	(in millions)
ExxonMobil merger-related costs (a)	$13	$—	$13
Idle equipment charges (b)	$5	$25	$(20)
South Texas deficiency fee obligation (c)	$—	$(18)	$18
Loss on early extinguishment of debt	$—	$39	$(39)
____________________
(a)Primarily represents banker and legal fees associated with the ExxonMobil merger.
(b)Primarily represents idle field equipment and stacked drilling rig charges for the year ended December 31, 2023 and idle frac equipment fees and frac reservation fees for the year ended December 31, 2022.
(c)Represents changes to the Company's 2022 forecasted minimum volume commitment deficiency fee obligation and receivable associated with the Company's 2019 sale of its Eagle Ford assets and other remaining assets in South Texas.

See Note 14 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Income tax provision.

	Year Ended December 31,
	2023	2022	Change
	(in millions, except tax rates)
Income tax provision	$1,353	$2,106	$(753)
Effective tax rate	22%	21%	1%

PIONEER NATURAL RESOURCES COMPANY
The change in income tax provision for the year ended December 31, 2023, as compared to the same period in 2022, is due to a decrease of $3.7 billion in income before income taxes. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent in 2023 primarily due to state income taxes.
The Company made U.S. net federal cash tax payments totaling $692 million during the year ended December 31, 2023. Additionally, the Company made state cash tax payments totaling $63 million during the same period. Cash taxes were paid from operating cash flows and cash on hand.
On August 16, 2022, President Biden signed into law the IRA, which includes, among other things, the CAMT. Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If the Company's CAMT liability is greater than its regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate its future U.S. federal income tax obligations, reducing its cash flows in that year, but provide an offsetting credit against its regular U.S. federal income tax liability in future tax years. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to materially increase its tax obligations for the 2023 taxable year. The IRA also established a one percent, non-deductible excise tax on certain share repurchases made by publicly traded U.S. corporations after December 31, 2022. The value of share repurchases subject to the excise tax is reduced by the fair market value of any shares issued during the tax year, including the fair market value of any shares issued or provided to employees or specified affiliates. During the year ended December 31, 2023, the Company recorded $5 million related to excise tax payable on share repurchases.
See Note 15 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its Credit Facility, (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets. The availability of certain of these sources are subject to the Merger Agreement, which includes restrictions on the Company's ability (subject to certain exceptions) to, among others, (i) create, incur, assume, refinance or otherwise become liable with respect to any indebtedness for borrowed money or guarantees thereof, (ii) grant, award or issue equity securities and (iii) sell, lease, transfer or dispose of assets.
The Company's short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, including debt maturities, (iv) dividends, (v) income taxes and (vi) working capital obligations. Although the Company expects that its sources of funding will be adequate to fund its 2024 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.
The Company expects to incur a number of non-recurring costs associated with the Merger, including, among others, fees and expenses from financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with required regulatory filings. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.
2024 capital budget. The Company's capital budget for 2024 is expected to be in the range of $4.2 billion to $4.6 billion of development related capital, which includes drilling and completion related activities, and the construction of tank batteries, saltwater disposal facilities and water infrastructure. The 2024 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, corporate facilities, information technology and vehicles.
The 2024 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of December 31, 2023, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of December 31, 2023. The Company also had unrestricted cash on hand of $240 million as of December 31, 2023.

PIONEER NATURAL RESOURCES COMPANY
Sources and uses of cash during the year ended December 31, 2023, as compared to the same period in 2022, are as follows:

	Year Ended December 31,
	2023	2022	Change
	(in millions)
Net cash provided by operating activities	$8,448	$11,348	$(2,900)
Net cash used in investing activities	$(4,713)	$(3,586)	$1,127
Net cash used in financing activities	$(4,527)	$(10,614)	$(6,087)
Operating activities. The change in net cash provided by operating activities during the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to (i) a decrease in oil and gas revenues as a result of a 28 percent decrease in average realized commodity prices per BOE in 2023 due to the aforementioned volatility in worldwide oil, NGL and gas demand more than offsetting the 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, and (ii) an increase in the current income tax provision.
Investing activities. The change in cash used in investing activities for the year ended December 31, 2023, as compared to the same period in 2022, is primarily due to (i) an increase in additions to oil and gas properties due to an increase in the Company's capital budget and (ii) a decrease in asset disposition activity resulting in a decrease in proceeds from the disposition of assets.
Financing activities. The Company's significant financing activities during the years ended December 31, 2023 and 2022 are as follows:
•2023: The Company (i) paid dividends of $3.3 billion, (ii) borrowed and repaid $1.5 billion on its Credit Facility, (iii) received $1.1 billion in proceeds from the March 2023 issuance of 5.100% senior notes due March 2026, (iv) paid $990 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $750 million associated with the maturity of its 0.550% senior notes due May 2023, (vi) repurchased $701 million of its common shares and (vii) received $132 million in proceeds of privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call") related to the aforementioned exercised conversion options.
•2022: The Company (i) paid dividends of $6.3 billion, (ii) paid $1.5 billion to redeem $1.4 billion of its outstanding 0.750% senior notes due 2024, 4.450% senior notes due 2026 and 5.625% senior notes due 2027, having aggregate principal amounts of $750 million, $500 million and $179 million, respectively, (iii) repurchased $1.7 billion of its common shares, (iv) paid $857 million to settle exercised conversion options related to the Company's Convertible Notes, (v) repaid $244 million associated with the maturity of its 3.950% senior notes due in July 2022, (vi) paid $192 million of other liabilities and (vii) received $103 million in Capped Call proceeds related to the aforementioned exercised conversion options.
Dividends. During the year ended December 31, 2023, the Company declared base dividends of $1.1 billion, or $4.85 per share, compared to $904 million, or $3.76 per share, during the same period in 2022.
Prior to April 2023, the Company had a variable dividend strategy, in addition to its base dividend program, whereby the Company paid a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. In April 2023, the Company modified its variable dividend strategy to return 75 percent of the prior quarter's free cash flow, inclusive of its base dividend and share repurchases (the "Company Dividend Policy"). In October 2023, per the terms of the Merger Agreement, the Company has modified its variable dividend calculation to return 75 percent and 50 percent of the variable amount that would have been calculated per the Company Dividend Policy from free cash flow generated during the third and fourth quarter of 2023, respectively. The Company will no longer pay a variable dividend after distributing the variable dividend attributable to free cash flow generated during the fourth quarter of 2023, per the terms of the Merger Agreement. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities and certain after-tax ExxonMobil merger-related costs, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments, vehicles and additions to corporate facilities. During the year ended December 31, 2023, the Company declared variable dividends of $2.2 billion, or $9.11 per share, compared to $5.2 billion, or $21.68 per share, during the same period in 2022.

PIONEER NATURAL RESOURCES COMPANY
On February 22, 2024, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $1.31 per share for shareholders of record on March 4, 2024, with a payment date of March 22, 2024. Future dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors, including terms set forth in the Merger Agreement. After the first quarter 2024 dividend payment, the Merger Agreement permits the Company to continue to pay a quarterly base dividend of $1.25 per share through the closing of the Merger. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2023, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) contracts that are sensitive to future changes in commodity prices or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into the Company's common shares at an adjusted conversion rate of 10.8601 shares of the Company's common shares per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $92.08 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price") as of December 31, 2023. Declarations of quarterly base and variable dividends in excess of $0.55 per common share result in adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes will be settled in cash, the Company's common shares or a combination thereof, at the Company's election.
During the last 30 consecutive trading days subsequent to the third quarter of 2021 through the fourth quarter of 2023, the last reported sales prices of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through March 31, 2024. During the year ended December 31, 2023, the Company made total cash payments of $1.0 billion (inclusive of settled conversion option derivatives) related to the settlement of exercised conversion options on its Convertible Notes. As of December 31, 2023, $537 million of the Convertible Notes principal balance is outstanding, of which $28 million of principal remains in the Settlement Period and was cash settled during the first quarter of 2024. See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

PIONEER NATURAL RESOURCES COMPANY
Contractual obligations. The Company's contractual obligations include debt, leases (primarily related to contracted drilling rigs, office facilities and field equipment), capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities, including liabilities as a result of the Merger. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of December 31, 2023. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Debt. As of December 31, 2023, the Company's outstanding debt is comprised of senior notes and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to field equipment, office facilities, drilling rigs and storage tanks. See Note 9 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Derivative obligations. The Company's marketing and conversion option derivatives are periodically measured and recorded at fair value and continue to be subject to market and/or credit risk. As of December 31, 2023, these contracts represented net liabilities of $128 million. The ultimate liquidation value of the Company's marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of December 31, 2023. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
Other liabilities. The Company's other liabilities represent current and noncurrent other liabilities that are primarily comprised of litigation and environmental contingencies, asset retirement obligations, a finance lease for the corporate headquarters office building and deferred compensation retirement plan obligations. With the exception of the Company's finance lease, neither the ultimate settlement amounts nor the timings of these obligations can be precisely determined in advance. See Note 8, Note 9 and Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Book capitalization and current ratio. The Company's net book capitalization as of December 31, 2023 was $27.8 billion, consisting of cash and cash equivalents of $240 million, debt of $4.8 billion and equity of $23.2 billion. The Company's net debt to book capitalization increased to 17 percent as of December 31, 2023 from 15 percent as of December 31, 2022. The Company's ratio of current assets to current liabilities was 0.88:1 as of December 31, 2023, as compared to 0.96:1 as of December 31, 2022.
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

PIONEER NATURAL RESOURCES COMPANY
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
The Company's proved reserve information included in this Report as of December 31, 2023, 2022 and 2021 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2023 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2023 Standardized Measure on a twelve month average of commodity prices on the first day of each month in 2023 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 2. Properties" and Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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

PIONEER NATURAL RESOURCES COMPANY
Deferred tax asset valuation allowances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that its deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and based on that information, along with other data, reassesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the U.S. federal, state and local tax jurisdictions will be utilized prior to their expiration. There can be no assurance that facts and circumstances will not materially change and require the Company to establish deferred tax asset valuation allowances in certain jurisdictions in a future period.
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
Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Company measures and records at fair value on a recurring basis include its investment in affiliate, deferred compensation plan assets, commodity derivative contracts, marketing derivative contracts and conversion option derivatives. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities that the Company measures and records at fair value on a nonrecurring basis can include inventories, proved and unproved oil and gas properties, assets acquired and liabilities assumed in business combinations, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
New Accounting Pronouncements
The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2023, and from which the Company may incur future gains or losses from changes in commodity prices, or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. The Company's exposure to price volatility impacts the funds available to be used in its capital program and for general working capital needs, debt obligations and dividends, among other uses. The Company mitigates its commodity price risk by maintaining financial flexibility with a strong balance sheet and by diversifying a portion of its oil and gas sales through its sales of purchased commodities activities.
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

PIONEER NATURAL RESOURCES COMPANY
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of December 31, 2023, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent oil prices and (ii) the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent oil prices would impact the fair value of the Company's marketing derivatives recorded by approximately $45 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $22 million as of December 31, 2023. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Company share price risk. When holders of the Company's Convertible Notes exercise their conversion option, the Company is subject to market risks related to changes in the Company's share price that occur during the Settlement Period. In addition, as a result of the Merger, changes in ExxonMobil's share price could impact the Company's share price during the Settlement Period. See Note 4 and Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
Interest rate risk. As of December 31, 2023, the Company had no variable rate debt outstanding under the Credit Facility and $4.8 billion of fixed rate debt outstanding. The Company has no interest rate derivative instruments outstanding. See Note 4 and Note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation, Depletion and Amortization of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2023, the net book value of the Company's proved oil and gas properties was $25,748 million, and depreciation, depletion and amortization (DD&A) expense was $2,862 million for the year then ended. As described in Note 2, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units-of-production method based on proved reserves, as estimated by the Company's engineers. Proved reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among others, and requires the expertise of the Company's engineers in evaluating and interpreting the relevant data. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2023.

Auditing the Company's DD&A calculation is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risk of material misstatement relating to proved oil and gas reserves as an input to the DD&A expense calculations, including management's controls over the completeness and accuracy of the financial data used in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data used by the engineers in estimating proved oil and gas reserves by agreeing significant inputs to source documentation, where available, on a sample basis, and we assessed the inputs for reasonableness based on our review of corroborative evidence and consideration of any contrary evidence. We also tested that the DD&A expense calculations are based on the appropriate proved oil and gas reserves amounts from the Company's reserve report.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1998.
Dallas, Texas
February 22, 2024

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$240	$1,032
Accounts receivable, net	1,590	1,853
Inventories	476	424
Investment in affiliate	139	172
Prepaids and other	160	245
Total current assets	2,605	3,726
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	43,387	38,465
Unproved properties	5,785	6,008
Accumulated depletion, depreciation and amortization	(17,639)	(14,843)
Total oil and gas properties, net	31,533	29,630
Other property and equipment, net	1,656	1,658
Operating lease right-of-use assets	398	340
Goodwill	242	243
Other assets	179	143
	$36,613	$35,740
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,414	$2,487
Due to affiliates	35	150
Interest payable	48	33
Income taxes payable	40	63
Current portion of debt	28	779
Derivatives	53	44
Operating leases	175	125
Other	181	206
Total current liabilities	2,974	3,887
Long-term debt	4,807	4,125
Derivatives	76	96
Deferred income taxes	4,402	3,867
Operating leases	248	236
Other liabilities	935	988
Equity:
Common shares, $.01 par value; 500,000,000 shares authorized; 245,594,927 and 244,703,342 shares issued as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	18,506	18,779
Treasury shares, at cost; 11,971,806 and 8,667,824 shares as of December 31, 2023 and December 31, 2022, respectively	(2,617)	(1,925)
Retained earnings	7,280	5,685
Total equity	23,171	22,541
Commitments and contingencies
	$36,613	$35,740

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues and other income:
Oil and gas	$12,989	$16,310	$11,503
Sales of purchased commodities	6,385	8,074	6,367
Interest and other income, net	39	119	23
Derivative loss, net	(75)	(315)	(2,183)
Gain (loss) on disposition of assets, net	24	106	(1,067)
	19,362	24,294	14,643
Costs and expenses:
Oil and gas production	2,042	1,922	1,267
Production and ad valorem taxes	785	965	651
Depletion, depreciation and amortization	2,862	2,530	2,498
Purchased commodities	6,585	8,235	6,560
Exploration and abandonments	80	41	51
General and administrative	461	334	292
Accretion of discount on asset retirement obligations	16	15	7
Interest	153	128	161
Other	131	173	410
	13,115	14,343	11,897
Income before income taxes	6,247	9,951	2,746
Income tax provision	(1,353)	(2,106)	(628)
Net income attributable to common shareholders	$4,894	$7,845	$2,118

Net income per share attributable to common shareholders:
Basic	$20.89	$32.61	$9.06
Diluted	$20.21	$31.13	$8.61

Weighted average shares outstanding:
Basic	234	240	233
Diluted	242	252	246

Dividends declared per share	$13.96	$25.44	$6.83

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2020	164,477	$2	$9,323	$(1,234)	$3,478	$11,569
Dividends declared ($6.83 per share)	—	—	—	—	(1,658)	(1,658)
Cumulative effect of accounting change on convertible senior notes:
Equity component	—	—	(230)	—	28	(202)
Deferred tax provision	—	—	50	—	(6)	44
Exercise of stock options and employee share purchases	134	—	(4)	17	—	13
Purchases of treasury shares	(1,517)	—	—	(269)	—	(269)
Shares issued or reissued for acquisitions	78,842	—	9,878	1,238	—	11,116
Share-based compensation:
Vested compensation awards, net	842	—	—	—	—	—
Compensation costs included in net income	—	—	73	—	—	73
Compensation costs included in net income associated with acquisitions	—	—	33	—	—	33
Net income	—	—	—	—	2,118	2,118
Balance as of December 31, 2021	242,778	2	19,123	(248)	3,960	22,837
Dividends declared ($25.44 per share)	—	—	—	—	(6,120)	(6,120)
Convertible senior note conversions:
Conversion premium	—	—	(496)	—	—	(496)
Capped call proceeds	—	—	103	—	—	103
Issuance fees and deferred taxes	—	—	(26)	—	—	(26)
Exercise of stock options and employee share purchases	47	—	(3)	10	—	7
Purchases of treasury shares	(7,348)	—	—	(1,687)	—	(1,687)
Share-based compensation:
Vested compensation awards, net	559	—	—	—	—	—
Compensation costs included in net income	—	—	78	—	—	78
Net income	—	—	—	—	7,845	7,845
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541
Dividends declared ($13.96 per share)	—	—	—	—	(3,299)	(3,299)
Convertible senior note conversions:
Conversion premium	—	—	(566)	—	—	(566)
Capped call proceeds	—	—	132	—	—	132
Issuance fees and deferred taxes	—	—	(31)	—	—	(31)
Employee stock purchases	39	—	(1)	9	—	8
Purchases of treasury shares	(3,343)	—	—	(701)	—	(701)
Share-based compensation:
Vested compensation awards, net	891	—	—	—	—	—
Compensation costs included in net income	—	—	193	—	—	193
Net income	—	—	—	—	4,894	4,894
Balance as of December 31, 2023	233,623	$2	$18,506	$(2,617)	$7,280	$23,171

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$4,894	$7,845	$2,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	2,862	2,530	2,498
Exploration expenses	2	7	4
Deferred income taxes	506	1,807	583
(Gain) loss on disposition of assets, net	(24)	(106)	1,067
Loss on early extinguishment of debt, net	—	39	2
Accretion of discount on asset retirement obligations	16	15	7
Interest expense	11	10	10
Derivative-related activity	(12)	(96)	(451)
Amortization of share-based compensation	193	78	106
Investment valuation adjustments	33	(54)	(1)
Other	136	126	140
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	259	(171)	(607)
Inventories	(57)	(59)	(125)
Other assets	(50)	(277)	(21)
Accounts payable	(250)	(274)	1,059
Interest payable	15	(20)	(53)
Income taxes payable	(23)	18	41
Other liabilities	(63)	(70)	(331)
Net cash provided by operating activities	8,448	11,348	6,046
Cash flows from investing activities:
Proceeds from disposition of assets	35	367	3,244
Proceeds from short-term investments	—	1,100	—
Purchases of short-term investments, net	—	(1,020)	—
Cash used in acquisitions, net of cash acquired	—	—	(826)
Additions to oil and gas properties	(4,571)	(3,920)	(3,156)
Additions to other assets and other property and equipment	(177)	(113)	(118)
Net cash used in investing activities	(4,713)	(3,586)	(856)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	2,649	—	3,897
Repayment of debt	(3,290)	(2,576)	(4,658)
Proceeds from capped call on convertible notes	132	103	—
Payments of other liabilities	(19)	(192)	(164)
Payments of financing fees	(7)	—	(32)
Purchases of treasury shares	(701)	(1,687)	(269)
Exercise of stock options and employee stock purchases	8	7	13
Dividends paid	(3,299)	(6,269)	(1,594)
Net cash used in financing activities	(4,527)	(10,614)	(2,807)
Net increase (decrease) in cash, cash equivalents and restricted cash	(792)	(2,852)	2,383
Cash, cash equivalents and restricted cash, beginning of period	1,032	3,884	1,501
Cash, cash equivalents and restricted cash, end of period	$240	$1,032	$3,884

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Note 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common shares are listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
Planned merger of the Company with Exxon Mobil Corporation. On October 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exxon Mobil Corporation, a New Jersey corporation ("ExxonMobil"), and a subsidiary of ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will merge with the subsidiary and become a wholly-owned subsidiary of ExxonMobil (the "Merger"). Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 2.3234 shares of ExxonMobil common stock (the "Exchange Ratio"). On February 7, 2024, the Company's shareholders adopted the Merger Agreement at a special meeting of shareholders. Completion of the Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Merger is currently expected to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
The Merger Agreement contains termination rights, subject to certain conditions, for each of the Company and ExxonMobil, including, among others, if the consummation of the Merger does not occur on or before October 10, 2024 (the "End Date") or the extended End Date (April 10, 2025). Upon termination of the Merger Agreement by ExxonMobil under certain specified circumstances, the Company would be required to pay ExxonMobil a termination fee of approximately $1.8 billion.
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
Accounts receivable, net. The Company's net accounts receivable balance is primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security. The Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company records allowances for doubtful accounts based on historical collection experience, current and future economic and market conditions, the length of time that the accounts receivables have been outstanding and the financial condition of its purchasers. The Company's credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, letters of credit or other credit support.
The Company considers forward-looking information to estimate expected credit losses. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable. The Company's allowance for doubtful accounts totaled $11 million and $10 million as of December 31, 2023 and 2022, respectively.
Inventories. The Company's inventories consist of materials, supplies and commodities. The Company's materials and supplies inventory is primarily comprised of oil and gas maintenance materials and repair parts, water, sand and other operating supplies. The materials and supplies inventory is primarily acquired for use in future drilling, production or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories included in the Company's consolidated balance sheets and as charges in other expense in the consolidated statements of operations.
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
The components of inventories are as follows:

	As of December 31,
	2023	2022
	(in millions)
Materials and supplies	$207	$146
Commodities	269	278
Total inventories	$476	$424
Investment in affiliate. Based on the Company's ownership in ProPetro Holding Corp. ("ProPetro") and representation on the ProPetro board of directors, ProPetro is considered an affiliate and deemed to be a related party. The Company uses the fair value option to account for its equity method investment in ProPetro, with any changes in fair value recorded in interest and other income in the consolidated statements of operations. The carrying value of the Company's investment in ProPetro is included in investment in affiliate in the consolidated balance sheets. See Note 4 and Note 11 for additional information.
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
Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. See Note 5 for additional information.
As of December 31, 2023, the Company owned a participating interest in 11 gas processing plants, including the related gathering systems. The Company's ownership interests in the gas processing plants are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
the plants service. The operator of the plants process the Company's and third-party gas volumes for a fee. The Company's share of revenues and expenses derived from volumes processed through the plants are reported as components of oil and gas production costs. Revenues generated from the plants for the years ended December 31, 2023, 2022 and 2021 were $226 million, $274 million and $271 million, respectively. Expenses attributable to the plants for the same respective periods were $58 million, $27 million and $61 million. The capitalized costs of the plants are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.
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
The Company's nonmonetary transactions include exchanges of both proved and unproved oil and gas properties and require evaluations to determine appropriate accounting treatment based on the individual facts and circumstances of each transaction. Transactions that are determined to have commercial substance are accounted for at fair value. Assumptions used to determine the fair value assigned to the proved and unproved oil and gas properties, are similar to those used in the valuation of oil and gas assets acquired during a business combination. Any resulting difference between the fair value of the assets involved and their carrying value is recorded in net gain (loss) on disposition of assets in the consolidated statements of operations.
Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation as of December 31, 2023 and 2022, respectively, are as follows:

	As of December 31,
	2023	2022
	(in millions)
Land and buildings (a)	$762	$835
Water and power infrastructure (b)	753	709
Information technology	63	55
Transport and field equipment (c)	48	25
Furniture and fixtures	18	21
Sand reserves	12	13
Total other property and equipment, net	$1,656	$1,658
____________________
(a)Includes land, buildings, any related improvements to land and buildings and a finance lease entered into by the Company for its corporate headquarters in Irving, Texas. See Note 9 for additional information.
(b)Includes costs for water pipeline infrastructure, water supply wells, water treatment facilities and electric power backbone infrastructure.
(c)Includes vehicles and airplanes.
Other property and equipment is net of accumulated depreciation of $421 million and $371 million as of December 31, 2023 and 2022, respectively. Other property and equipment is depreciated over its estimated useful life on a straight-line basis when the asset is placed into service. Buildings are generally depreciated over 20 to 39 years. Water and power infrastructure is generally depreciated over three to 50 years. Equipment, vehicles, aircraft, furniture and fixtures and information technology assets are generally depreciated over three to 10 years. Sand reserves are depleted using the unit-of-production method.
Leases. The Company enters into operating leases for drilling rigs, storage tanks, field equipment and buildings, and has one finance lease for its corporate headquarters in Irving, Texas. The Company recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability. See Note 9 for additional information.
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
See Note 4 and Note 14 for additional information.
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
Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service, if a reasonable estimate of fair value can be made. Fair value is determined using a present value approach, incorporating assumptions about estimated amounts and timing of settlements. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations are recorded when probable and the fair value can be reasonably estimated.
The Company includes the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the consolidated balance sheets and expenditures are included as cash used in operating activities in the consolidated statements of cash flows. Incremental plugging and abandonment costs for individual wells and related facilities that exceed their estimated asset retirement obligation are recorded in exploration and abandonments expense in the consolidated statements of operations. See Note 8 for additional information.
Treasury shares. Treasury share purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.
Revenue recognition. The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
See Note 13 for additional information.
Derivatives. All of the Company's derivatives are accounted for as non-hedge derivatives and are recorded at estimated fair value in the consolidated balance sheets. All changes in the fair values of its derivative contracts are recorded as gains or losses in the earnings of the periods in which they occur. The Company periodically enters into commodity price derivative positions, including oil production derivatives, NGL production derivatives and gas production derivatives. From time to time, the Company enters into contracts that contain embedded derivatives. These contracts are reviewed when they are entered into in order to identify and account for the derivative components. The Company's marketing derivatives and derivatives related to exercised conversion options on convertible senior notes were deemed derivatives embedded in host contracts.
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
The Company enters into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its commodity price derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 4 for additional information.
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
December 31, 2023, 2022 and 2021
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
See Note 15 for additional information.
Share-based compensation. Share-based compensation expense for restricted share awards and units ("Equity Awards") and performance units ("Performance Awards") expected to be settled in the Company's common shares are measured at the grant date or modification date, as applicable, using the fair value of the award, and are recorded, net of estimated forfeitures, on a straight line basis over the remaining requisite service period of the respective award. The fair value of Equity Awards are determined on the grant date or modification date, as applicable, using the prior day's closing share price. The fair value of Performance Awards that are based upon meeting certain Company performance metrics are valued using the Company's prior day's closing share price, with consideration given to the probability of the performance metrics being achieved. The fair value of Performance Awards that are based upon the Company's relative total shareholder return are determined using a Monte Carlo simulation model. The Company has no program, plan or practice to coordinate the timing of grants of share-based compensation with the release of material nonpublic information.
Equity Awards and Performance Awards are net settled by withholding shares of the Company's common shares to satisfy income tax withholding payments due upon vesting. Remaining vested shares are remitted to individual employee brokerage accounts. Shares to be delivered upon vesting of Equity Awards and Performance Awards are made available from authorized, but unissued, shares.
Restricted share units expected to be settled in cash on their vesting dates, rather than in common shares ("Liability Awards"), are included in accounts payable – due to affiliates in the consolidated balance sheets. The fair value of Liability Awards on the grant date is determined using the prior day's closing share price. The Company recognizes the value of Liability Awards on a straight line basis over the remaining requisite service period of the award. Liability Awards are recorded at fair value as of each balance sheet date using the closing share price on the balance sheet date. Changes in the fair value of Liability Awards are recorded as increases or decreases to share-based compensation expense.
Equity Awards, Performance Awards and Liability Awards participate in dividends during their vesting periods and generally vest over three years.
See Note 7 for additional information.
Net income (loss) per share. The Company's basic net income per share attributable to common shareholders is computed as (i) net income attributable to common shareholders, (ii) less participating share-based basic earnings (iii) divided by weighted average basic shares outstanding. The Company's diluted net income per share attributable to common shareholders is computed as (i) basic net income attributable to common shareholders, (ii) plus the reallocation of participating earnings, if any, (iii) plus the after-tax interest expense associated with the Company's convertible senior notes that are assumed to be converted into shares (iv) divided by weighted average diluted shares outstanding, which assumes the Company's convertible senior notes were converted into shares of the Company's common shares at the beginning of the reporting period. Diluted net income per share attributable to common shareholders is calculated under both the two-class method and the treasury share method and the more dilutive of the two calculations is presented. During periods in which the Company realizes a net loss attributable to common shareholders, securities or other contracts to issue common shares would be dilutive to loss per share; therefore, conversion into common shares is assumed not to occur. See Note 16 for additional information.
Segments. Based upon how the Company is organized and managed, the Company has one reportable operating segment, which is oil and gas development, exploration and production. The Company considers its water services business and sales of purchased commodities as ancillary to its oil and gas development, exploration and producing activities and manages

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
them to support such activities. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.
New accounting standards. In November 2023, the FASB issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments in this Accounting Standards Update are focused on reportable segment disclosure requirements, primarily related to significant segment expenses, and are required to be applied retrospectively to all prior periods presented in a company's consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments in this Accounting Standards Update are focused on income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid, with prospective application to a company's consolidated financial statements recommended.
The Company is currently assessing the impacts of these new accounting standards on its disclosures.
Note 3. Divestitures and Nonmonetary Transactions
Divestitures. The Company regularly reviews its asset base to identify nonstrategic assets, the disposition of which would increase capital resources available for other activities, create organizational and operational efficiencies and further the Company's objective of maintaining a strong balance sheet to ensure financial flexibility.
•The Company had no material asset divestitures during the year ended December 31, 2023.
•During the year ended December 31, 2022, the Company divested certain undeveloped acreage and producing wells in the Midland Basin for cash proceeds of $164 million. The Company recorded a gain on these sales of $110 million, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations.
•In February 2022, the Company completed the sale of its equity interest in certain gas gathering and processing systems in northern Martin County for cash proceeds of $125 million. The sale was treated as a recovery of investment from a partial sale of proved property resulting in no gain or loss being recognized.
•In December 2021, the Company completed the sale of its assets in the Delaware Basin (the "Delaware Divestiture") for cash proceeds of $3.0 billion. The Company recognized a loss of $1.1 billion, which is reflected in net gain (loss) on disposition of assets in the consolidated statements of operations for the year ended December 31, 2021.
Nonmonetary transactions. During the year ended December 31, 2023, the Company's nonmonetary transactions included exchanges of both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions were determined to have commercial substance, which led to those transactions being accounted for at fair value, and resulted in the Company recording a gain of $20 million to net gain (loss) on disposition of assets in the consolidated statements of operations and $154 million of noncash investing activities for the year ended December 31, 2023. Nonmonetary transactions that did not have commercial substance were recorded at carryover basis.
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
December 31, 2023, 2022 and 2021
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
Assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2023
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$139	$—	$—	$139
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$204	$1	$—	$205
Liabilities:
Marketing derivatives	$—	$—	$129	$129

	As of December 31, 2022
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$172	$—	$—	$172
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$237	$1	$—	$238
Liabilities:
Marketing derivatives	$—	$—	$140	$140

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Gains and losses recorded in the consolidated statements of operations related to assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Investment in affiliate valuation adjustment	$(33)	$37	$12
Deferred compensation plan asset valuation adjustment	$2	$(11)	$3
Derivative loss, net:
Marketing derivatives:
Noncash derivative gain (loss), net	$11	$(63)	$14
Cash payments on settled derivatives	(74)	(66)	(39)
Total marketing derivative loss, net	(63)	(129)	(25)
Conversion option derivatives:
Noncash derivative gain, net	1	1	—
Cash receipts (payments) on settled derivatives, net	(13)	13	—
Total conversion option derivative gain (loss), net	(12)	14	—
Commodity derivatives:
Noncash derivative gain, net	—	158	437
Cash payments/deferred obligations on settled derivatives, net (a)	—	(358)	(2,595)
Total commodity derivative loss, net	—	(200)	(2,158)
	$(75)	$(315)	$(2,183)
_____________________
(a)The year ended December 31, 2021 includes $521 million of losses attributable to the early settlement of certain 2022 oil and gas commodity derivatives primarily related to (i) the termination of certain of the Company's 2022 oil and gas commodity derivative positions and (ii) entering into equal and offsetting oil and gas commodity derivative trades, which had the net effect of eliminating future fair value changes to certain of its 2022 derivative positions.

Investment in affiliate. The Company elected the fair value option for measuring its equity method investment in ProPetro. The fair value of the Company's investment in ProPetro common shares is determined using Level 1 inputs based on observable prices on a major exchange and changes in fair value are recorded in net interest and other income in the consolidated statements of operations. See Note 11 for additional information.
Deferred compensation plan assets. The Company's deferred compensation plan assets include investments in equity and mutual fund securities that are actively traded on major exchanges. The fair value of these investments is determined using Level 1 inputs based on observable prices on major exchanges and changes in fair value are recorded in net interest and other income in the consolidated statements of operations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
The values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and the corresponding WASP of the counterparty to the marketing derivatives ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of December 31, 2023 and December 31, 2022 was $1.66 per barrel and $1.67 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $22 million as of December 31, 2023.
Derivative financial instruments are presented in the Company's consolidated balance sheets as follows:

As of December 31, 2023
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$53	$—	$53
Marketing derivatives	Derivatives - noncurrent	$76	$—	$76

As of December 31, 2022
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$44	$—	$44
Marketing derivatives	Derivatives - noncurrent	$96	$—	$96
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
carrying amount of the assets, including the carrying value of the water services business. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Based on future commodity price outlooks as of December 31, 2023, the Company determined that events and circumstances did not indicate that the carrying value of the Company's proved properties were not recoverable.
Unproved oil and gas properties. Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of current and planned exploration activities, commodity price outlooks, planned future property sales or expiration of all or a portion of such projects. If the Company's assessment determines that a project is not expected to be developed, the Company will recognize an impairment charge at that time. Impairment charges for unproved oil and gas properties are recorded in exploration and abandonments expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recorded noncash impairment charges of $1 million, $7 million and $4 million, respectively, in exploration and abandonments expense in the consolidated statements of operations.
Nonmonetary transactions. Oil and gas property nonmonetary transactions that have commercial substance are valued as of the transaction date based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. During the year ended December 31, 2023, the Company recorded a gain of $20 million to net gain (loss) on disposition of assets in the consolidated statements of operations associated with nonmonetary transactions. See Note 3 for additional information.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value determined using either a discounted future cash flow model or another appropriate fair value method. As a result of the Company's impairment assessments of other long-lived assets during the year ended December 31, 2023, the Company recorded $22 million of noncash impairment charges in other expense in the consolidated statements of operations. See Note 14 for additional information.
Goodwill. Goodwill is assessed for impairment whenever it is more likely than not that events or circumstances indicate the carrying value of a reporting unit exceeds its fair value, but no less often than annually. An impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of a reporting unit in the period it is determined to be impaired. Based on the Company's annual assessment of the fair value of goodwill as of July 1, 2023, the Company determined that its goodwill was not impaired. As of December 31, 2023, there were no material changes in events or circumstances that would warrant a reassessment for impairment.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Financial instruments not carried at fair value.

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$240	$240	$1,032	$1,032
Liabilities:
Current portion of debt:
Convertible senior notes (b)	$28	$68	$29	$69
Senior notes (b)	$—	$—	$750	$738
Long-term debt:
Convertible senior notes (b)	$507	$1,239	$925	$2,184
Senior notes (b)	$4,300	$3,981	$3,200	$2,696
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
The changes in capitalized exploratory well and project costs are as follows:

	Year Ended December 31, 2023
	2023	2022	2021
	(in millions)
Beginning capitalized exploratory well and project costs	$834	$632	$498
Additions to exploratory well and project costs pending the determination of proved reserves	3,940	3,341	2,935
Additions to capitalized exploratory well and project costs from acquisitions	—	—	235
Reclassifications due to determination of proved reserves	(3,990)	(3,139)	(2,973)
Disposition of assets	—	—	(63)
Ending capitalized exploratory well and project costs	$784	$834	$632

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized based on the date drilling was completed, are as follows:

	As of December 31,
	2023	2022	2021
	(in millions, except project counts)
One year or less	$784	$834	$621
More than one year	—	—	11
	$784	$834	$632
Number of projects with exploratory well costs that have been suspended for a period greater than one year (a)	—	—	3
______________________
(a)The three exploratory wells that were suspended for a period greater than one year as of December 31, 2021 were completed during the first quarter of 2022.

Note 6. Debt and Interest Expense
The components of debt, including the effects of issuance costs and net discounts, are as follows:

	As of December 31, 2023	As of December 31, 2022
	(in millions)
Outstanding debt principal balances:
0.550% senior notes due 2023	$—	$750
0.250% convertible senior notes due 2025	537	962
5.100% senior notes due 2026	1,100	—
1.125% senior notes due 2026	750	750
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028 (a)	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	4,866	4,941
Issuance costs and discounts, net	(31)	(37)
Total debt	4,835	4,904
Less current portion of debt	28	779
Long-term debt	$4,807	$4,125
______________________
(a)Acquired upon completion of the acquisition of Parsley Energy, Inc. ("Parsley") by the Company on January 12, 2021 (the "Parsley Acquisition").
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions ("Syndicate") and has aggregate loan commitments of $2.0 billion. On May 26, 2023, Pioneer entered into the Second Amendment to Credit Agreement (the "Second Amendment") with Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto. The Second Amendment replaced the London interbank offered rate with a term secured overnight financing rate as the interest rate benchmark, with all other terms, conditions and covenants remaining substantially unchanged. The Credit Facility has a maturity date of January 12, 2026. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility. The Company had intermittent borrowings and repayments of $1.5 billion during the year ended December 31, 2023. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of December 31, 2023, the Company was in compliance with its debt covenants.
Borrowings under the Credit Facility may be in the form of revolving loans or swing line loans. Revolving loans represent loans made ratably by the Syndicate in accordance with their respective commitments under the Credit Facility and

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
In September 2022, the Company delivered an irrevocable notice of call to the holders of its outstanding 5.625% senior notes due 2027. The 5.625% senior notes due 2027, with a debt principal balance of $179 million, were repaid in October 2022. The Company recorded an $8 million net gain on early extinguishment of debt in other expense associated with the debt repayment. See Note 14 for additional information.
In February 2022, the Company paid $1.3 billion to redeem its outstanding 0.750% senior notes due 2024 and 4.450% senior notes due 2026, having aggregate principal amounts of $750 million and $500 million, respectively. The Company recorded a $47 million loss on early extinguishment of debt in other expense associated with the early redemptions. See Note 14 for additional information.
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
As of December 31, 2023, the Convertible Notes are convertible at an adjusted conversion rate of 10.8601 shares of the Company's common shares per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes indenture, the "Conversion Rate"), which represents an adjusted conversion price of $92.08 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes may be settled in cash, the Company's common shares or a combination thereof, at the Company's election.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common shares upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. As of December 31, 2023, the Capped Call transactions have an adjusted strike price of $92.08 per share of common shares and an adjusted capped price of $131.04 per share of common shares.
As of December 31, 2023, the effective annual interest rate on the Convertible Notes is 0.6 percent after giving effect to deferred financing fees relating to the notes.
Convertible Note conversions. During the last 30 consecutive trading days subsequent to the fourth quarter of 2021 through the fourth quarter of 2023, the last reported sales price of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from January 1, 2022 through March 31, 2024.
Certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash payments and cash receipts associated with the conversions:

	Year Ended December 31,
	2023	2022
	(in millions)
Cash payments:
Principal repayments	$424	$361
Conversion premiums	566	496
Conversion option derivative payments, net	13	—
Cash payments, net	$1,003	$857
Cash receipts:
Capped Call proceeds	$132	$103
Conversion option derivative receipts, net	—	13
Cash receipts, net	$132	$116
The Company recorded the conversion premiums paid, Capped Call proceeds and associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of December 31, 2023 and December 31, 2022, $28 million and $29 million, respectively, of the principal amount of the Convertible Notes remained in the Settlement Period and are recorded in the current portion of debt in the consolidated balance sheets for each respective period. The current portion of Convertible Notes, as of December 31, 2023, will be cash settled at the end of their respective Settlement Periods during the first quarter of 2024.
Principal payments scheduled to be made on the Company's long-term debt are as follows (in millions):

2024	$28
2025	$509
2026	$1,850
2027	$—
2028	$379
Thereafter	$2,100

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
See Note 4 and Note 15 for additional information.
Interest expense activity is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash payments for interest	$127	$138	$136
Amortization of issuance premiums, net	—	(2)	(4)
Amortization of capitalized loan fees	11	12	14
Net changes in accruals	15	(20)	17
Interest incurred	153	128	163
Less capitalized interest	—	—	(2)
	$153	$128	$161
Note 7. Incentive Plans
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
The Company match for the deferred compensation plan is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Deferred compensation plan	$3	$2	$2
In accordance with the terms of the deferred compensation plan, in the event of a change in control all participant accounts will be cashed out as soon as administratively possible. Therefore, the entire liability will become current. As of December 31, 2023, $6 million and $59 million is included in other current and noncurrent liabilities, respectively, in the consolidated balance sheets.
401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's annual base salary (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contribution and allocations of earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins on the participant's date of hire. Eligible employees are automatically enrolled in the 401(k) Plan at a contribution rate of five percent of the employee's annual base salary, unless the employee opts out of participation or makes an alternate election within 30 days of becoming eligible for participation.
The Company match for the 401(k) Plan is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
401(k) Plan Matching Contributions	$29	$21	$17

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Long-Term Incentive Plan. The Company's Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted shares and restricted stock units to directors, officers and employees of the Company. As of December 31, 2023, the Company has 13.5 million common shares authorized for the issuance of awards (including 880 thousand shares available to the LTIP from an acquired LTIP), of which 4.0 million shares are available for future grant. In accordance with the Merger Agreement, beginning in 2024, total annual grants are limited to 325,000 common shares per year without the prior consent of ExxonMobil.
Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan ("ESPP") allows eligible employees to annually purchase the Company's common shares at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Employee contributions to the ESPP are limited to $21,250 during the eight-month offering period (January 1 to August 31). Participants in the ESPP purchase the Company's common shares at a price that is 15 percent below the closing sales price of the Company's common shares on either the first day or the last day of each offering period, whichever closing sales price is lower. As of December 31, 2023, the Company has 2.5 million common shares authorized for awards under the ESPP, of which 1.2 million shares are available for future grant.
Share-based compensation expense and the associated income tax benefit for awards issued under both the LTIP and ESPP are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Equity Awards (a)	$54	$44	$44
Liability Awards (b)	14	21	17
Restricted stock and performance units - Parsley awards (c)	—	—	33
Performance Awards (a) (d)	136	32	27
ESPP	3	2	2
	$207	$99	$123
Capitalized share-based compensation expense (d)	$27	$18	$17
Income tax benefit	$33	$8	$14
______________________
(a)In February 2023, the Company changed the retirement eligibility provisions for 2023 share-based compensation awards issued to officers, which shortened the requisite service period over which the expense is recognized.
(b)Liability Awards are expected to be settled on their vesting date in cash. As of December 31, 2023 and December 31, 2022, accounts payable – due to affiliates included $5 million and $6 million, respectively, of liabilities attributable to Liability Awards.
(c)Represents the accelerated vesting of restricted stock and performance units upon completion of the Parsley Acquisition, which was recorded in other expense in the consolidated statements of operations.
(d)In December 2023, the Company modified the Performance Awards granted in 2021 to vest at the maximum payout percentage, resulting in incremental expense of $97 million, of which $8 million was capitalized.
As of December 31, 2023, there was $90 million of unrecognized share-based compensation expense related to unvested share-based compensation awards of which $17 million is attributable to Liability Awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining requisite service periods of the awards, which is a period of less than three years on a weighted average basis. Expense for the Performance Awards granted in 2023 is estimated based upon the achievement of certain financial performance targets and is reassessed periodically. The cumulative impact of any change in estimate is reflected in the period of the change.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Restricted share awards. The Company routinely awards Equity Awards and Liability Awards as compensation to directors, officers and employees of the Company.

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Equity Awards granted:
Weighted average grant-date fair value per share	$231.16	$223.05	$141.82
Equity Awards vested:
Grant-date fair value	$59	$62	$50
Total fair value at vesting	$79	$109	$51
Liability Awards vested:
Cash paid	$15	$24	$14
Performance Awards. Each year, at its discretion, the Company's Board of Directors (the "Board") awards performance units to the Company's officers under the LTIP. For the Performance Awards granted in 2021 and 2022, the number of common shares to be issued at vesting is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. For the Performance Awards granted in 2023, the number of common shares to be issued at vesting is determined based upon the Company's achievement of certain financial performance targets over the performance period subject to an adjustment (up or down by up to 25 percent) based upon the Company's total shareholder return over the performance period relative to a predetermined group of peer companies. The Performance Awards vest over a service period of approximately three years.
The grant-date fair value of Performance Awards is recorded as share-based compensation expense ratably over the service period.

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Performance Awards granted:
Weighted average grant-date fair value per share	$236.01	$331.58	$165.32
Performance Awards vested:
Grant-date fair value	$27	$26	$13
Total fair value at vesting	$90	$30	$14
The fair value of Performance Awards that are based upon the Company's relative total shareholder return are determined using a Monte Carlo simulation model that utilizes multiple input variables to determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
Assumptions used to estimate the fair value of Performance Awards granted in each of the following years are as follows:

	2023			2022			2021
Risk-free interest rate	4.02%			1.37%			0.18%
Range of volatilities	23%	-	68%	25%	-	105%	25%	-	104%
Per the change in control terms of award agreements, any Equity Awards, Liability Awards and Performance Awards that were granted prior to the Merger Agreement and are outstanding immediately prior to the completion of a change in control event will become vested. Additionally, in accordance with the Merger Agreement, outstanding Performance Awards will vest at their maximum payout percentage, which may impact future share-based compensation expense based upon the fair value of the awards as of the modification date.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Activity for Equity Awards, Liability Awards, and Performance Awards is as follows:

	Year Ended December 31, 2023
	Equity Awards		Liability Awards	Performance Awards (a)
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of shares	Number of units (a)	Weighted Average Grant- Date Fair Value
Beginning awards	481,293	$174.44	119,695	268,003	$233.92
Awards granted	279,615	$231.16	54,599	83,727	$236.01
Awards forfeited	(11,274)	$204.15	(6,667)	(153)	$236.90
Awards vested (b) (c)	(346,310)	$169.46	(64,995)	(159,799)	$167.78
Ending awards	403,324	$217.20	102,632	191,778	$289.95
______________________
(a)Reflects the number of performance units initially granted assuming a target payout percentage. In accordance with the Merger Agreement, outstanding Performance Awards will vest at their maximum payout percentage upon closing.
(b)Per the terms of award agreements and elections, the issuance of common shares may be deferred for certain Equity Awards that vest during the period.
(c)For Performance Awards, the awards vested reflects the number of performance units that vested upon retirement or departure of eligible officers or when the performance period of the award ended. Awards that vest upon retirement or departure of eligible officers are not transferred to the officer until the original performance period of the award lapses. Of the 159,799 units that vested, 2,383 are associated with eligible officer retirements and departures during year ended December 31, 2023 that will be issued in future years when the original performance period ends. On December 15, 2023, the performance period ended on 170,554 Performance Awards that earned 2.50 shares for each vested award resulting in 426,392 aggregate shares of common shares being issued on that date. Of the 170,554 Performance Awards that lapsed, 13,138 units were associated with Performance Awards that vested in prior years upon retirement or departure of eligible officers.
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
Asset retirement obligations activity is as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Beginning asset retirement obligations	$477	$354
Additions	7	8
Changes in estimates (a)	26	162
Liabilities settled	(67)	(62)
Accretion of discount	16	15
Ending asset retirement obligations	459	477
Less current portion of asset retirement obligations	90	82
Asset retirement obligations, long-term	$369	$395
_____________________
(a)Changes in estimates are determined based on several factors, including updating abandonment cost estimates using recent actual costs for abandonment activity, credit-adjusted risk-free discount rates, economic well life estimates and forecasted timing of abandoning wells.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The Company's wells and related facilities abandonment costs generally approximate their estimated asset retirement obligations. Incremental plugging and abandonment costs for individual wells and related facilities that exceed their estimated asset retirement obligation are recorded in exploration and abandonment expense in the consolidated statements of operations.
Note 9. Leases
As of December 31, 2023, the Company has one finance lease for its corporate headquarters office building. The Company's operating leases, as of December 31, 2023, are comprised of drilling rigs, storage tanks, field equipment and buildings.
The Company's finance lease balances are as follows:

		As of December 31,
Type	Consolidated Balance Sheet Location	2023	2022
		(in millions)
Assets:
Finance lease right-of-use asset	Other property and equipment, net	$444	$472
Liabilities:
Finance lease liability, current	Other liabilities - current	$21	$20
Finance lease liability, noncurrent	Other liabilities - noncurrent	$481	$501
The components of lease costs, including amounts recoverable from joint operating partners, are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Finance lease cost:
Amortization of right-of-use asset	$28	$28	$28
Interest on lease liability	15	16	16
Operating lease cost (a)	179	151	162
Short-term lease cost (b)	331	211	107
Variable lease cost (c)	21	40	59
	$574	$446	$372
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
The Company subleases to third parties certain office space acquired as part of business combinations that are no longer occupied by the Company. The subleases are classified as operating leases and the Company recognizes sublease income on a straight-line basis over the sublease term. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $29 million, $20 million and $4 million, respectively, in net interest and other income in the consolidated statement of operations associated with the subleases.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating cash flows:
Cash payments for operating, short-term and variable leases	$281	$200	$131
Cash payments for interest on finance lease	$15	$16	$16
Investing cash flows:
Cash payments for operating, short-term and variable leases (a)	$254	$208	$191
Financing cash flows:
Cash payments for principal on finance lease	$19	$18	$17
_____________________
(a)Represents costs associated with drilling operations that are capitalized as additions to oil and gas properties.
The changes in lease liabilities are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Operating	Finance	Operating	Finance
	(in millions)
Beginning lease liabilities	$361	$521	$364	$539
Liabilities assumed in exchange for new right-of-use assets (a)	232	—	149	—
Contract modifications (b)	—	—	(6)	—
Liabilities settled	(182)	(19)	(153)	(18)
Straight-line rent expense adjustment	(1)	—	—	—
Accretion of discount on operating leases (c)	13	—	7	—
Ending lease liabilities (d)	$423	$502	$361	$521
______________________
(a)Represents noncash leasing activity. The weighted-average discount rate used to determine the present value of future operating lease payments was 3.6 percent and 2.5 percent for the year ended December 31, 2023 and 2022, respectively. The Company used a 3.0 percent discount rate to determine the present value of its future finance lease payments for its corporate headquarters office building that commenced in 2019.
(b)Represents changes in lease liabilities due to modifications of original contract terms.
(c)Represents imputed interest on discounted future cash payments of operating leases.
(d)As of December 31, 2023, the weighted-average remaining lease term of the Company's operating and finance leases is four and 16 years, respectively, as compared to five and 17 years as of December 31, 2022.
Maturities of lease liabilities are as follows:

	As of December 31, 2023
	Operating	Finance
	(in millions)
2024	$187	$35
2025	113	36
2026	51	37
2027	24	37
2028	19	38
Thereafter	58	453
Total lease payments	452	636
Less present value discount	(29)	(134)
Present value of lease liabilities	$423	$502

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Note 10. Commitments and Contingencies
Severance agreements. As of December 31, 2023, the Company has entered into severance and change in control agreements with certain of its officers and key employees.
Indemnifications. The Company has agreed to indemnify its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.
Legal actions. The Company is party to various proceedings and claims incidental to its business and in connection with the Merger. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Significant judgement is required in making these estimates and the Company's final liabilities may ultimately be materially different.
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
Firm purchase, gathering, processing, transportation, fractionation, storage and service commitments. From time to time, the Company enters into, and as of December 31, 2023 was a party to, take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling, pressure pumping and water disposal services. These commitments are normal and customary for the Company's business activities.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Minimum firm commitments for the next five years are as follows:

As of December 31, 2023
(in millions)
2024	$820
2025	$760
2026	$791
2027	$699
2028	$462
Oil and gas delivery and purchase commitments. The Company has contracts that require delivery or purchases of fixed volumes of oil and gas. The Company intends to fulfill its short-term and long-term delivery obligations with the Company's production or from purchases of third party volumes.
Delivery and purchase commitments for oil and gas are as follows:

	As of December 31, 2023
	Delivery		Purchase
	Oil	Gas	Oil
	(Bbls per day)	(MMBtu per day)	(Bbls per day)
2024	122,459	408,880	90,000
2025	74,795	345,000	90,000
2026	50,000	223,630	90,000
2027	39,521	129,932	90,000
2028	—	125,000	11,230
Thereafter	—	93,607	—
Note 11. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common shares and $110 million of cash. ProPetro is considered a related party as the shares received represent 15 percent of ProPetro's outstanding common shares. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. The Company continued to utilize ProPetro for pressure pumping and related services for a portion of 2023, but no longer uses such services as of December 31, 2023.
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
Charges attributable to ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Pressure pumping related service charges	$103	$342	$406

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

	As of December 31, 2023	As of December 31, 2022
	(in millions)
Accounts payable - due to affiliates	$—	$44
Note 12. Major Customers
Purchasers of the Company's oil, NGL and gas production that individually accounted for 10 percent or more of the Company's oil and gas revenues in at least one of the three years ended December 31, 2023 are as follows:

	Year Ended December 31,
	2023	2022	2021
Energy Transfer Crude Marketing LLC	28%	23%	20%
Shell Trading US Company	16%	14%	13%
Occidental Energy Marketing Inc.	11%	12%	10%
Plains Marketing L.P.	9%	10%	9%
The loss of any of these major purchasers, which primarily purchase the Company's oil production, could have a material adverse effect on the ability of the Company to produce and sell its oil production.
Purchasers of the Company's purchased commodities that individually accounted for 10 percent or more of the Company's sales of purchased commodities in at least one of the three years ended December 31, 2023 are as follows:

	Year Ended December 31,
	2023	2022	2021
Equinor Marketing & Trading US Inc.	12%	7%	6%
Suncor Energy USA Marketing Inc.	11%	9%	2%
Shell Trading US Company	10%	9%	6%
Occidental Energy Marketing Inc.	—%	14%	27%
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Oil sales	$10,462	$12,289	$8,808
NGL sales	1,617	2,204	1,707
Gas sales	910	1,817	988
Total oil and gas revenues	12,989	16,310	11,503
Sales of purchased oil	6,367	7,992	6,247
Sales of purchased gas	18	80	62
Sales of purchased diesel	—	—	58
Sales of purchased sand	—	2	—
Total sales of purchased commodities	6,385	8,074	6,367
	$19,374	$24,384	$17,870
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of December 31, 2023 and December 31, 2022, the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $1.5 billion and $1.8 billion, respectively.
Note 14. Other Expense
The components of other expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Unoccupied facilities expense (a)	$32	$35	$38
Impairment of long-lived assets (b) (Note 4)	22	23	—
Legal and environmental contingencies (Note 10)	18	23	17
ExxonMobil merger-related costs (c)	13	—	—
Transportation commitment charges (d)	11	10	22
Idle equipment charges (e)	5	25	10
Loss on early extinguishment of debt	—	39	2
Parsley Acquisition transaction costs (f)	—	—	211
DoublePoint acquisition transaction costs (g)	—	—	33
Winter Storm Uri gas commitments (h)	—	—	80
Other	30	18	(3)
	$131	$173	$410
____________________
(a)Primarily represents facilities expense associated with certain offices acquired as part of business combinations that are no longer occupied by the Company.
(b)Impairment of long-lived assets represents the decrease in fair value of unoccupied field offices to their final sales price or market value.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(c)Primarily represents banker and legal fees associated with the ExxonMobil merger.
(d)Primarily represents firm transportation charges on excess pipeline capacity commitments.
(e)Primarily represents idle field equipment and stacked drilling rig charges for the year ended December 31, 2023 and idle frac equipment fees and frac reservation fees for the years ended December 31, 2022 and 2021.
(f)Represents costs associated with the Parsley Acquisition, which includes $90 million of employee-related costs and $121 million of transaction-related fees.
(g)Represents transaction costs associated with the acquisition of Double Eagle III Midco 1 LLC ("DoublePoint").
(h)Represents costs related to the Company's fulfillment of certain firm gas commitments during Winter Storm Uri in February 2021.
Note 15. Income Taxes
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
Parsley Acquisition. For federal income tax purposes, the Parsley Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Parsley's assets and liabilities. During the year ended December 31, 2021, the Company recorded a deferred tax liability of $133 million associated with the acquired assets. Included in the deferred tax liability are deferred tax asset attributes acquired from Parsley, which primarily consisted of NOLs of $2.3 billion that are subject to an annual limitation under Internal Revenue Code Section 382. As of December 31, 2023, $1.5 billion of the acquired NOLs have been realized. The Company believes it is more likely than not that the remaining acquired NOLs will be utilized before they expire. Offsetting the deferred tax asset attributes are deferred tax liability attributes, primarily related to the cost basis in oil and gas properties for tax purposes being less than the recorded book amounts.
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If the Company's CAMT liability is greater than its regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate its future U.S. federal income tax obligations, reducing its cash flows in that year, but provide an offsetting credit against its regular U.S. federal income tax liability in future tax years. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to materially increase its tax obligations for the 2023 taxable year. The IRA also established a one percent, non-deductible excise tax on certain share repurchases made by publicly traded U.S. corporations after December 31, 2022. The value of share repurchases subject to the excise tax is reduced by the fair market value of any shares issued during the tax year, including the fair market value of any shares issued or provided to employees or specified affiliates. During the year ended December 31, 2023, the Company recorded $5 million related to the IRA excise tax payable on share repurchases.
Uncertain tax positions. The Company had state unrecognized tax benefits ("UTBs") for the 2013 tax year and for the tax years of 2015 through 2018 resulting from research and experimental expenditures related to horizontal drilling and completion innovations. In July 2022, the Company and the state taxing authorities effectively settled the uncertain tax positions for all years. As of December 31, 2022, the Company no longer had any UTBs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning unrecognized tax benefits	$—	$27	$—
Current year additions	—	—	27
Effectively settled tax positions	—	(27)	—
Ending unrecognized tax benefits	$—	$—	$27
Other tax matters.
Net tax payments related to filed tax returns are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S. state tax payments, net	$63	$21	$3
U.S. federal payments (refunds), net	692	424	(2)
Tax payments, net (a)	$755	$445	$1
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2023, there are no proposed adjustments in any jurisdiction that would have a material effect on the Company's future results of operations or financial position.
The earliest open years in the Company's key jurisdictions are as follows:

U.S. federal	2021
Various U.S. states	2017
Income tax provision is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current:
U.S. federal	$(807)	$(260)	$(1)
U.S. state	(40)	(39)	(44)
Current income tax provision	(847)	(299)	(45)
Deferred:
U.S. federal	(493)	(1,788)	(585)
U.S. state	(13)	(19)	2
Deferred income tax provision	(506)	(1,807)	(583)
Income tax provision	$(1,353)	$(2,106)	$(628)

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The effective tax rate for income is reconciled to the United States federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except tax rates)
Income before income taxes	$6,247	$9,951	$2,746
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes at the statutory rate	(1,312)	(2,090)	(577)
State income tax provision (net of federal tax)	(43)	(45)	(33)
Transaction costs	—	—	(6)
Other	2	29	(12)
Income tax provision	$(1,353)	$(2,106)	$(628)
Effective tax rate	22%	21%	23%
Significant components of deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Lease deferred tax assets	$201	$190
Net operating loss carryforward (a)	164	225
Asset retirement obligations	100	104
Net deferred hedge losses	30	33
Incentive plans	24	25
Credit carryforwards (b)	4	—
Convertible debt	—	2
Other	52	54
Deferred tax assets	575	633
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(4,627)	(4,186)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(246)	(233)
Lease deferred tax liabilities	(87)	(72)
Convertible debt	(6)	—
Other	(11)	(9)
Deferred tax liabilities	(4,977)	(4,500)
Net deferred tax liability	$(4,402)	$(3,867)
____________________
(a)Net operating loss carryforwards as of December 31, 2023 consist of $779 million of U.S. federal NOLs that can be carried forward indefinitely. Additionally, the net operating loss carryforwards consist of $177 million of Colorado NOLs that begin to expire in 2027, all of which have a fully offsetting valuation allowance.
(b)Credit carryforwards as of December 31, 2023, consist of $4 million of U.S. federal minimum tax credits.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Note 16. Net Income Per Share and Shareholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common shareholders are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Net income attributable to common shareholders	$4,894	$7,845	$2,118
Participating share-based earnings (a)	(9)	(15)	(5)
Basic net income attributable to common shareholders	4,885	7,830	2,113
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	3	6	6
Diluted net income attributable to common shareholders	$4,888	$7,836	$2,119

Basic weighted average shares outstanding	234	240	233
Contingently issuable share-based compensation	1	—	1
Convertible Notes (b)	7	12	12
Diluted weighted average shares outstanding	242	252	246

Net income per share attributable to common shareholders:
Basic	$20.89	$32.61	$9.06
Diluted	$20.21	$31.13	$8.61
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the years ended December 31, 2023, 2022 and 2021, respectively. If converted by the holder, the Company may settle in cash, Company's common shares or a combination thereof, at the Company's election. See Note 6 for additional information.
Shareholders' equity. The Company's return of capital strategies include payments of dividends and a share repurchase program. The Board, at its sole discretion, may change its dividend practices and/or the Company's share repurchase program based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, quarterly operating cash flows or other factors, including terms set forth in the Merger Agreement. Dividends declared by the Board and shares repurchased during the period are presented in the Company's consolidated statements of equity as dividends declared and purchases of treasury shares, respectively. Dividends paid and shares repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Dividends that are declared and have not been paid, if any, are included in other current liabilities in the consolidated balance sheets. Share repurchases are included as treasury shares in the consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Dividends. Dividends declared by the Board are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2023:
First quarter	$1.10	$4.48	$5.58	$1,314
Second quarter	1.25	2.09	3.34	784
Third quarter	1.25	0.59	1.84	429
Fourth quarter	1.25	1.95	3.20	772
	$4.85	$9.11	$13.96	$3,299
2022:
First quarter	$0.78	$3.00	$3.78	$922
Second quarter	0.78	6.60	7.38	1,788
Third quarter	1.10	7.47	8.57	2,053
Fourth quarter	1.10	4.61	5.71	1,357
	$3.76	$21.68	$25.44	$6,120
2021:
First quarter	$0.56	$—	$0.56	$122
Second quarter	0.56	—	0.56	138
Third quarter	0.56	1.51	2.07	508
Fourth quarter	0.62	3.02	3.64	890
	$2.30	$4.53	$6.83	$1,658
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The Merger Agreement provides certain restrictions on future base and variable dividend declarations, including an agreement that the Company will no longer pay a variable dividend after distributing 50 percent of the normal variable dividend attributable to fourth quarter 2023 results.
See Note 17 for additional information.
Share repurchase programs. In April 2023, the Board authorized a $4 billion common share repurchase program to replace the $4 billion common share repurchase program authorized in February 2022. As was the case with previous share repurchase programs, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the share repurchase programs are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Shares repurchased (a)	$624	$1,649	$250
______________________
(a)During the year ended December 31, 2023, the Company repurchased 3.0 million shares under the share repurchase programs, as compared to 7.2 million and 1.4 million shares repurchased during the years ended December 31, 2022 and 2021, respectively. Expenditures for share repurchases during the year ended December 31, 2023 exclude the one percent excise tax due on all share repurchases after December 31, 2022.
With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company's common shares, including repurchases under the Company's share repurchase program.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Note 17. Subsequent Events
Dividends. On February 22, 2024, the Board declared a quarterly base dividend of $1.25 per share and a quarterly variable dividend of $1.31 per share on the Company's outstanding common shares, payable March 22, 2024 to shareholders of record at the close of business on March 4, 2024.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the U.S. See the Company's accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	As of December 31,
	2023	2022
	(in millions)
Oil and gas properties:
Proved	$43,387	$38,465
Unproved	5,785	6,008
Capitalized costs for oil and gas properties	49,172	44,473
Less accumulated depletion, depreciation and amortization	(17,639)	(14,843)
Net capitalized costs for oil and gas properties	$31,533	$29,630
Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Property acquisition costs:
Proved	$191	$6	$9,039
Unproved	138	167	8,090
Exploration costs (a)	3,817	3,167	2,690
Development costs (b)	736	780	706
Total costs incurred	$4,882	$4,120	$20,525
______________________
(a)Exploration costs incurred for oil and gas production activities includes $4 million, $6 million and $8 million related to asset retirement obligations for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Development costs incurred for oil and gas producing activities includes the following amounts:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Production facilities (a)	$309	$262	$171
Development drilling	234	247	327
Equipment upgrades	119	65	133
Asset retirement obligations	33	155	7
Gas processing plants (b)	14	13	18
Other (c)	27	38	50
Total development costs incurred	$736	$780	$706
______________________
(a)Primarily represents production facilities, including tank batteries, flowlines and pipeline and electrical connections that were associated with development wells and successful exploratory/extension wells placed on production.
(b)Represents gas plant capital related to the Company's ownership share in gas processing plants and related gathering systems.
(c)Primarily represents internal labor costs associated with the Company's capital program and development costs related to produced water disposal wells.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2023, 2022 and 2021 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.
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

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
The following table provides a rollforward of total proved reserves:

	Year Ended December 31,
	2023				2022				2021
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Total Proved Reserves:
Balance, January 1	972,018	738,445	3,996,991	2,376,628	967,628	669,980	3,506,708	2,222,059	568,784	379,187	1,940,100	1,271,321
Production (b)	(135,826)	(66,380)	(372,617)	(264,309)	(128,467)	(58,507)	(319,486)	(240,222)	(130,300)	(52,204)	(272,351)	(227,896)
Revisions of previous estimates	(98,354)	(33,100)	2,703	(131,003)	(53,745)	7,882	203,428	(11,958)	(65,884)	242	161,822	(38,672)
Extensions and discoveries	213,510	143,422	767,116	484,785	187,003	119,252	607,231	407,460	230,458	136,716	688,637	481,947
Sales of minerals-in-place	(434)	(234)	(1,306)	(886)	(637)	(262)	(1,412)	(1,134)	(113,898)	(33,566)	(143,669)	(171,409)
Purchases of minerals-in-place	3,708	991	5,281	5,579	236	100	522	423	478,468	239,605	1,132,169	906,768
Balance, December 31	954,622	783,144	4,398,168	2,470,794	972,018	738,445	3,996,991	2,376,628	967,628	669,980	3,506,708	2,222,059
Proved Developed Reserves:
Balance, January 1	861,973	660,066	3,574,429	2,117,777	847,632	584,492	3,076,329	1,944,845	539,320	362,584	1,855,607	1,211,172
Balance, December 31	847,550	712,449	4,001,084	2,226,846	861,973	660,066	3,574,429	2,117,777	847,632	584,492	3,076,329	1,944,845
Proved Undeveloped Reserves:
Balance, January 1	110,045	78,379	422,562	258,851	119,996	85,488	430,379	277,214	29,464	16,603	84,493	60,149
Balance, December 31	107,072	70,695	397,084	243,948	110,045	78,379	422,562	258,851	119,996	85,488	430,379	277,214
______________________
(a)The proved gas reserves as of December 31, 2023, 2022 and 2021 include 204,177 MMcf, 192,814 MMcf and 186,325 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel.
(b)Production for the years ended December 31, 2023, 2022 and 2021 includes 20,599 MMcf, 18,330 MMcf and 15,420 MMcf of gas consumed as field fuel, respectively.
Revisions of previous estimates. Revisions of previous estimates are comprised of both technical revisions and pricing revisions. For the years ended December 31, 2023, 2022 and 2021 negative technical revisions totaled 88 MMBOE, 43 MMBOE and 111 MMBOE, respectively. The negative technical revisions in 2023 are primarily attributable to (i) 34 MMBOE of negative revisions primarily related to the removal of 29 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated, (ii) 30 MMBOE of negative revisions related to vertical wells that are near the end of their productive life and were either plugged and abandoned or shut-in pending being plugged and abandoned, (iii) 21 MMBOE of negative revisions due to decreasing recovery rates for NGLs and (iv) 16 MMBOE of negative revisions due to increased operating expense, partially offset by 13 MMBOE of positive revisions related to (i) increases in estimates of future gas and NGL production that more than offset a decrease in estimated future oil production, and (ii) increases associated with extending the lateral lengths on certain proved undeveloped wells. The negative technical revisions in 2022 are primarily attributable to (i) 32 MMBOE of negative revisions related to vertical wells that are near the end of their productive life and were either plugged and abandoned or shut-in pending being plugged and abandoned, (ii) 23 MMBOE of negative revisions related to the removal of 30 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated, (iii) 15 MMBOE of negative revisions due to increased lease operating expense and (iv) 11 MMBOE related to reductions in estimates of future production associated with producing wells; partially offset by 38 MMBOE of positive technical revisions attributable to proved undeveloped reserve additions associated with extending the lateral lengths on certain proved undeveloped wells. The negative technical revisions in 2021 are primarily attributable to (i) 55 MMBOE related to reductions in estimates of future production associated with producing wells, (ii) 32

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
MMBOE related to the removal of 36 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated and (iii) 24 MMBOE primarily related to vertical wells that are near the end of their productive life and were either plugged and abandoned or shut-in pending being plugged and abandoned.
Revisions of previous estimates are comprised of 43 MMBOE of negative price revisions for the year ended December 31, 2023 and 31 MMBOE and 72 MMBOE of positive price revisions for the years ended December 31, 2022 and 2021, respectively. The NYMEX prices used for oil and gas reserve preparation, based upon SEC guidelines, were as follows:

	Year Ended December 31,				% Change
	2023	2022	2021	2020	2023 to 2022	2022 to 2021	2021 to 2020
Oil per Bbl	$78.24	$93.67	$66.56	$39.57	(16%)	41%	68%
Gas per Mcf	$2.64	$6.36	$3.60	$1.98	(58%)	77%	82%
Extensions and discoveries. Extensions and discoveries for the years ended December 31, 2023, 2022 and 2021 were primarily comprised of proved reserve additions attributable to the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Midland Basin. During the years ended December 31, 2023, 2022 and 2021, the Company drilled 463, 442 and 488 gross productive exploratory/extension wells, respectively, and added 40, three and 36 of proved undeveloped locations, respectively. Associated therewith, during the years ended December 31, 2023, 2022 and 2021, the Company added 485 MMBOE, 407 MMBOE and 482 MMBOE of net reserves from extensions and discoveries, respectively, of which 37 MMBOE, 4 MMBOE and 30 MMBOE, respectively, were recorded as proved undeveloped reserves. The Permian Basin's geology is complex, consisting of multiple stacked horizons/zones, each with its own unique characteristics. The Company recognizes proved undeveloped reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or when reliable technology provides reasonable certainty of economic producibility.
Sales of minerals-in-place. Sales of minerals-in-place during the years ended December 31, 2023 and 2022 were primarily related to divesting non-core Midland Basin acreage and associated producing wells. Sales of minerals-in-place during the year ended December 31, 2021 were primarily related to the Delaware Divestiture and the sale of 20,000 net acres in Glasscock County, reflecting sales of minerals-in-place of 158 MMBOE and 13 MMBOE, respectively. See Note 3 to the accompanying financial statements for additional information.
Purchases of minerals-in-place. Purchases of minerals-in-place during the years ended December 31, 2023 and 2022 were primarily related to acquisitions in the Spraberry/Wolfcamp oil field in the Midland Basin. Purchases of minerals-in-place during the year ended December 31, 2021 were primarily related to the Parsley Acquisition and the acquisition of DoublePoint, reflecting the addition of 546 MMBOE and 361 MMBOE, respectively, of net proved reserves, including the addition of 60 and 248 proved undeveloped locations, respectively.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
Proved undeveloped reserves activity is as follows (in MBOE):

Year Ended December 31, 2023
Beginning proved undeveloped reserves	258,851
Revisions of previous estimates	(33,574)
Extensions and discoveries	37,347
Transfers to proved developed	(18,676)
Ending proved undeveloped reserves	243,948
As of December 31, 2023, the Company had 221 proved undeveloped well locations, as compared to 229 and 305 as of December 31, 2022 and 2021, respectively. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during the year ended December 31, 2023 are comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates are comprised of 32 MMBOE of negative technical revisions and 2 MMBOE of negative price revisions. The negative technical revisions are primarily attributable to (i) 34 MMBOE of negative revisions related to the removal of 29 proved undeveloped locations that are not expected to be drilled in the time frame originally anticipated and (ii) 2 MMBOE of positive revisions primarily related to increases associated with extending the lateral lengths on certain proved undeveloped wells.
Extensions and discoveries. Extensions and discoveries are comprised of proved undeveloped reserve additions as a result of the Company's successful horizontal drilling program in the Spraberry/Wolfcamp oil field in the Midland Basin.
Transfers to proved developed. Transfers to proved developed reserves represented the proved undeveloped reserves associated with 19 undeveloped locations that moved to proved developed as a result of development drilling.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2023.
While the Company expects that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of (i) cash and cash equivalents, (ii) sales of investments, (iii) unused borrowing capacity under its Credit Facility, (iv) issuances of debt or equity securities or (v) other sources, such as sales of nonstrategic assets, to fund these and other capital expenditures. The availability of certain of these funding sources are subject to the Merger Agreement, which includes restrictions on the Company's ability (subject to certain exceptions) to, among others, (i) create, incur, assume, refinance or otherwise become liable with respect to any indebtedness for borrowed money or guarantees thereof, (ii) grant, award or issue equity securities and (iii) sell, lease, transfer or dispose of assets.

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
The estimated timing and cash flows of developing proved undeveloped reserves are as follows:

	As of December 31, 2023
	Estimated Future Production	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
	(MBOE)	(in millions)
Year Ended December 31, (a)
2024	9,060	$562	$71	$764	$(273)
2025	23,027	1,317	182	512	623
2026	27,463	1,460	220	424	816
2027	20,772	988	172	14	802
2028	15,875	698	135	—	563
Thereafter (b)	147,750	6,027	1,854	25	4,148
Total	243,947	$11,052	$2,634	$1,739	$6,679
______________________
(a)Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling beginning in 2024.
(b)Future development costs include $24 million of net abandonment costs in years beyond the forecasted years.
The Company's 2023 estimated future production costs attributable to proved undeveloped reserves of $10.80 per BOE are less than the forecasted future production costs attributable to total proved reserves of $15.63 per BOE for the following reasons:
•As of December 31, 2023, a significant portion of the Company's proved developed producing wells are comprised of legacy vertical wells that have higher production costs, on a per BOE basis, than the Company's proved developed producing horizontal wells. The total proved reserves production cost per BOE of $15.63 is comprised of $14.83 per BOE for horizontal wells and $42.25 per BOE for vertical wells.
•The estimated future production costs of $10.80 per BOE associated with proved undeveloped reserves, comprised entirely of horizontal wells, is lower than the $14.83 per BOE average of the Company's producing horizontal wells included in total proved reserves. The lower costs take into account the initial production rates of new wells, which are higher at the beginning of a well's life, and result in a lower overall production cost, on a per BOE basis, when looked at over the well's total productive life versus a well that is later in its productive life. In addition, the future production costs on proved undeveloped horizontal wells also reflect the economies of scale of adding the wells to existing infrastructure, allowing the Company to spread certain fixed costs over a larger production volume.
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

PIONEER NATURAL RESOURCES COMPANY
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
The standardized measure of discounted future cash flows as well as a rollforward in total for each respective year are as follows:

	December 31,
	2023	2022	2021
	(in millions)
Oil and gas producing activities:
Future cash inflows	$103,749	$140,672	$95,717
Future production costs	(38,625)	(43,755)	(29,682)
Future development costs (a)	(2,861)	(2,996)	(2,621)
Future income tax expense	(11,303)	(18,161)	(10,136)
Standardized measure of future cash flows	50,960	75,760	53,278
Ten percent annual discount factor	(23,417)	(37,368)	(25,594)
Standardized measure of discounted future cash flows	$27,543	$38,392	$27,684
__________________
(a)Includes $1.0 billion, $1.1 billion and $801 million of undiscounted future asset retirement expenditures estimated as of December 31, 2023, 2022 and 2021, respectively, using current estimates of future abandonment costs at the end of each year. See Note 8 for additional information.
Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Oil and gas sales, net of production costs	$(13,348)	$(14,003)	$(9,167)
Revisions of previous estimates:
Net changes in prices and production costs	(13,451)	14,986	19,117
Changes in future development costs	(356)	(569)	(248)
Revisions in quantities	(2,118)	(618)	(1,743)
Accretion of discount	3,683	2,465	977
Extensions, discoveries and improved recovery	11,484	12,725	10,266
Development costs incurred during the period	139	217	257
Sales of minerals-in-place	(9)	(10)	(2,789)
Purchases of minerals-in-place	172	6	7,902
Change in present value of future net revenues	(13,804)	15,199	24,572
Net change in present value of future income taxes	2,955	(4,491)	(4,090)
	(10,849)	10,708	20,482
Balance, beginning of year	38,392	27,684	7,202
Balance, end of year	$27,543	$38,392	$27,684

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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2023, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2023, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pioneer Natural Resources Company
Opinion on Internal Control Over Financial Reporting
We have audited Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pioneer Natural Resources Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2024

PIONEER NATURAL RESOURCES COMPANY
ITEM 9B.    OTHER INFORMATION
The Company was not informed by any of its directors or officers of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, during the three months ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2024 and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2024 and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Summarized information about the Company's equity compensation plans is as follows:

	As of December 31, 2023
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2006 Long-Term Incentive Plan (b)(c)	—	$—	3,951,559
Employee Share Purchase Plan (d)	—	—	1,247,548
	—	$—	5,199,107
_______________________
(a)There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.
(b)The number of remaining securities available for future issuance under the Company's 2006 Long-Term Incentive Plan is based on the aggregate securities authorized for issuance under the plan of 12,600,000.
(c)The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units as of December 31, 2023.
(d)The number of remaining securities available for future issuance under the Company's Employee Share Purchase Plan is based on the aggregate securities authorized for issuance under the plan of 2,500,000.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.
The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2024 and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2024 and is incorporated herein by reference.

PIONEER NATURAL RESOURCES COMPANY
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2024 and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data:"
•Report of Independent Registered Pubic Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
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

2.3*	—
Agreement and Plan of Merger, dated as of October 10, 2023, by and among the Company, Exxon Mobil Corporation and SPQR, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 11, 2023).

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
Sixth Supplemental Indenture, dated March 29, 2023, by and between the Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 29, 2023).

PIONEER NATURAL RESOURCES COMPANY

4.12	—
Indenture, dated October 11, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% senior notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-36463, filed with the SEC on October 11, 2017).

4.13	—
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

4.14	—
Second Supplemental Indenture, dated January 26, 2021, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% senior notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.15	—
Indenture, dated February 11, 2020, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% senior notes due 2028 (incorporated by reference to Exhibit 4.1 to Parsley Energy Inc.'s Current Report on Form 8-K, File No. 1-36463, filed with the SEC on February 11, 2019).

4.16	—
First Supplemental Indenture, dated January 26, 2021, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% senior notes due 2028 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 29, 2021).

4.17	—	Description of capital stock (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).
4.18	—
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

10.3	—
Second Amendment, dated as of May 26, 2023, to the Credit Agreement, dated as of October 24, 2018, by and among the Company, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and certain other agents and lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 31, 2023).

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

PIONEER NATURAL RESOURCES COMPANY

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

10.15 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

10.16 H	—
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

PIONEER NATURAL RESOURCES COMPANY

10.24 H	—
Form of Restricted Stock Unit Agreement between the Company and executive officers of the Company with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2023 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-13245).

10.25 H	—
Form of Restricted Stock Unit Award Agreement between the Company and executive officers of the Company with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 8, 2024)

10.26 H	—
Form of Performance Unit Award Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2023, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-13245).

10.27 H	—
Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 1, 2021).

10.28 H	—
Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan dated effective December 1, 2022 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-13245).

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

10.37 H	—
Amendment No. 6 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 30, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-13245).

10.38 H	—
Amendment No. 7 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed March 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

10.39 H	—
Amendment No. 8 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.40 H	—
Amendment No. 9 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 30, 2020. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.41 H	—
Amendment No, 10 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed November 15, 2022 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-13245)

10.42 H	—
Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.43 H	—
First Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.44 H	—
Second Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 1-13245).

10.45 H	—
Third Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-13245).

10.46 H	—
Fourth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated November 2, 2020. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.47 H	—
Fifth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated March 4, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 1-13245).

10.48 H	—
Sixth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

10.49 H	—
Seventh Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated December 2, 2021 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-13245).

10.50 H	—
Eighth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-13245).

10.51 H	—
Ninth Amendment to Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2020), dated August 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-13245).

10.52 H	—
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

10.53 H	—
Indemnification Agreement, dated as of January 12, 2021, between the Company and A.R. Alameddine, together with a schedule identifying other substantially identical agreements between the Company and Matt Gallagher (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-13245).

10.54 H	—
Indemnification Agreement, dated as of June 24, 2021, between the Company and Lori G. Billingsley. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-13245).

10.55 H	—
Indemnification Agreement, dated as of September 21, 2021, between the Company and Maria S. Jelescu Dreyfus (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-13245).

10.56 H	—
Indemnification Agreement, dated as of July 14, 2022, between the Company and Christopher L. Washburn (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-13245)

10.57 H	—
Indemnification Agreement, dated as of July 18, 2022, between the Company and Jacinto J. Hernandez (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-13245).

10.58 H	—
Severance Agreement, dated February 21, 2019, between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-13245).

PIONEER NATURAL RESOURCES COMPANY

10.59 H	—
Severance Agreement, dated August 16, 2005, between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13245).

10.60 H	—
Form of Amendment to Severance Agreement, dated November 20, 2008, between the Company and each executive officer of the Company other than Scott D. Sheffield (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.61 H	—
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

10.65 H	—
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
Transition Letter Agreement. dated November 17, 2023, between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 17, 2023).

10.69 (a) H	—	Second Amended and Restated Change in Control Agreement, dated November 16, 2023, between the Company and Scott D. Sheffield.
10.70 H	—
Form of Amendment to Severance Agreement and Change in Control Agreement, dated May 17, 2017, between the Company and each executive officer of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-13245).

10.71 (a) H	—
Form of Second Amended and Restated Change in Control Agreement, dated November 16, 2023, between the Company and each of Richard P. Dealy, Neal H. Shah, Mark S. Berg, J.D. Hall and other executive officers.

10.72 H	—
Form of Share Repayment Letter Agreement. dated December 15, 2023, between the Company and each of Richard P. Dealy, Neal H. Shah, J.D. Hall and other executive officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 19, 2023).

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

10.78 H	—
Confirmation of Additional Capped Call Option Transaction, dated as of May 14, 2020, by and between Pioneer Natural Resources Company and Bank of Montreal (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 15, 2020).

10.79 H	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Q-Jagged Peak and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

10.80 H	—
Voting and Support Agreement, dated as of October 20, 2020, by and between Bryan Sheffield and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 21, 2020).

21.1 (a)	—	Subsidiaries of the registrant.
23.1 (a)	—	Consent of Ernst & Young LLP.
23.2 (a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 (a)	—	Incentive-Based Compensation Clawback Policy, dated November 14, 2023.
99.1 (a)	—	Report of Netherland, Sewell & Associates, Inc.
101. INS (a)	—	XBRL Instance Document.
101. SCH	—	XBRL Taxonomy Extension Schema.
101. CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF (a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE (a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY
Date:	February 22, 2024

		By:	/s/ Richard P. Dealy
Richard P. Dealy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard P. Dealy	President and Chief Executive Officer and Director (principal executive officer)	February 22, 2024
Richard P. Dealy

/s/ Neal H. Shah	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2024
Neal H. Shah

/s/ Christopher L. Washburn	Vice President and Chief Accounting Officer (principal accounting officer)	February 22, 2024
Christopher L. Washburn

/s/ J. Kenneth Thompson	Chairman of the Board	February 22, 2024
J. Kenneth Thompson

/s/ Scott D. Sheffield	Director	February 22, 2024
Scott D. Sheffield

/s/ A.R. Alameddine	Director	February 22, 2024
A.R. Alameddine

/s/ Lori A. George	Director	February 22, 2024
Lori A. George

/s/ Edison C. Buchanan	Director	February 22, 2024
Edison C. Buchanan

/s/ Maria S. Dreyfus	Director	February 22, 2024
Maria S. Dreyfus

/s/ Matthew M. Gallagher	Director	February 22, 2024
Matthew M. Gallagher

/s/ Phillip A. Gobe	Director	February 22, 2024
Phillip A. Gobe

/s/ Stacy P. Methvin	Director	February 22, 2024
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	February 22, 2024
Royce W. Mitchell

/s/ Phoebe A. Wood	Director	February 22, 2024
Phoebe A. Wood