Form 10-K/A
period 2023-12-31
PIONEER NATURAL RESOURCES CO
filed 2024-04-29
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No.1)

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
(Registrant’s telephone number, including area code)
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

Yes

☒

No

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).

Yes
☐

No
☒

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Dallas, Texas

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter	$48,037,455,068

Number of shares of common stock outstanding as of April 24, 2024	233,675,158
DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note
On February 22, 2024, Pioneer Natural Resources Company (“Pioneer” or the “Company”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Original Form
10-K”).
The Company is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2023. This Form
10-K/A
amends and restates in its entirety Part III, Items 10 through 14 of the Original Form
10-K,
to include information previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
The reference on the cover page of the Original Form
10-K
to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted. In this Form
10-K/A,
unless the context indicates otherwise, the designations “Pioneer,” the “Company,” “we,” “us” or “our” refer to Pioneer Natural Resources Company and its consolidated subsidiaries.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
As such, in accordance with Rule
12b-15
under the Exchange Act, Part III, Items 10 through 14 of the Original Form
10-K
are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original
10-K
is hereby amended and restated only with respect to the addition to Item 15 of the new certifications by our principal executive officer and principal financial officer filed herewith.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings with the Securities and Exchange Commission (the “SEC”).
References in this Amendment to the Company’s website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.
As previously disclosed, on October 10, 2023, Pioneer entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Pioneer, Exxon Mobil Corporation, a New Jersey corporation (“ExxonMobil”), and SPQR, LLC, a Delaware limited liability company and a wholly-owned subsidiary of ExxonMobil (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Pioneer (the “Merger”), with Pioneer surviving the Merger as a wholly-owned subsidiary of ExxonMobil.
Pioneer and ExxonMobil continue to expect that the Merger will be completed in the second quarter of 2024, subject to the fulfillment of the closing conditions, including receipt of required regulatory approvals. Unless expressly indicated otherwise, the disclosures in this Form
10-K/A
do not give effect to the Merger.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of the Original Form 10-K.

The following provides information regarding our directors as of April 29, 2024:

Name	Age	Position
A.R. Alameddine	76	Director

Edison C. Buchanan	69	Director

Richard P. Dealy	58	President, Chief Executive Officer and Director

Maria S. Dreyfus	44	Director

Lori A. George	60	Director

Phillip A. Gobe	71	Director

Stacy P. Methvin	67	Director

Royce W. Mitchell	69	Director

Scott D. Sheffield	71	Special Advisor to the CEO and Director

J. Kenneth Thompson	72	Chairman of the Board

Phoebe A. Wood	71	Director

A.R. Alameddine has served as a member of the Board of Directors since 2021. Mr. A.R. Alameddine joined the Board in connection with Pioneer’s acquisition of Parsley Energy, Inc. (“Parsley”), a then-independent oil and natural gas company. Prior to joining Pioneer’s Board, Mr. Alameddine served on Parsley’s board of directors from December 2013 until Parsley was acquired by the Company in January 2021, including serving as Parsley’s Lead Director from February 2016. Prior to his retirement in 2008, Mr. Alameddine held a number of positions in the oil and gas industry, including serving as Executive Vice President of Worldwide Negotiation Execution and Implementation at Pioneer from 2005 until his retirement in 2008. Before joining Pioneer in 1997, Mr. Alameddine spent 26 years with Mobil Exploration & Producing Company, a subsidiary of ExxonMobil, in various engineering and planning positions in the United States. In addition, he worked in Norway for three years on various North Sea projects. Mr. Alameddine’s extensive experience in the exploration and production (“E&P”) industry, including in senior executive roles in operational and technical positions with a major international energy company, brings to the Board significant senior executive experience, and experience in and knowledge of the E&P industry and its operations. Mr. Alameddine has a Bachelor of Science degree in Petroleum Engineering from Louisiana State University.

Edison C. Buchanan has served as a member of the Board of Directors since 2002. Mr. Buchanan was a Managing Director of various groups in the Investment Banking Division of Dean Witter Reynolds in their New York and Dallas offices from 1981 to 1997. In 1997, Mr. Buchanan joined Morgan Stanley Dean Witter as a Managing Director in the Real Estate Investment Banking group. During 2000, Mr. Buchanan served as Managing Director and head of the domestic Real Estate Investment Banking Group of Credit Suisse First Boston. Mr. Buchanan’s more than 20 years in investment banking and finance, including in senior executive roles, brings to the Board significant senior executive experience and extensive experience in corporate finance, mergers and acquisitions and commercial transactions, strategic planning and human resources. Mr. Buchanan has a Bachelor of Science degree in Civil Engineering from Tulane University and a Master of Business Administration in Finance and International Business from Columbia University.

Richard P. Dealy has served as a member of the Board of Directors since 2023. Mr. Dealy was appointed as the Company’s President and Chief Executive Officer effective January 1, 2024. Prior to that, between January 1, 2021 and January 1, 2024, Mr. Dealy had served as the Company’s President and Chief Operating Officer. Previously, Mr. Dealy held several other positions with the Company as follows: Executive Vice President and Chief Financial Officer from November 2004 to January 1, 2021, Vice President and Chief Accounting Officer from February 1998 to November 2004, and Vice President and Controller from August 1997 to January 1998. He joined Parker & Parsley Petroleum Company (“Parker & Parsley”), a predecessor of the Company, in July 1992 and was promoted to Vice President and Controller in 1996. He is a Certified Public Accountant and was employed by KPMG LLP prior to joining Parker & Parsley. He currently also serves on the board of directors of Compass Minerals International, Inc. Mr. Dealy’s more than 30 years’ experience as a senior executive of the Company or its predecessor, and his extensive experience across various business functions, brings to the Board extensive senior executive experience and experience in and knowledge of the Company and the broader E&P industry.

Maria S. Dreyfus has served as a member of the Board of Directors since 2021. She is the CEO and Founder of Ardinall Investment Management, a New York-based independent investment firm established in 2017—a position she held since co-founding the company in April 2017. Prior to Ardinall Investment Management, Ms. Dreyfus spent 15 years at Goldman Sachs, most recently serving as Portfolio Manager and Managing Director in the Goldman Sachs Investment Partners group, where she focused on energy, industrials, transportation and infrastructure investments in both public and private markets. Ms. Dreyfus currently serves on the board of directors of Cadiz, Inc. and previously served on the board of directors of Macquarie Infrastructure Corporation and Nabors Energy Transition Corp. Ms. Dreyfus’s extensive experience in investment banking and finance, including significant expertise in the areas of environmental, social and governance issues and sustainable energy investments, brings to the Board significant knowledge of and insight into environmental policy, renewable energy matters and matters related to the energy transition. Ms. Dreyfus has a Bachelor of Science in Economics and Management Science from the Massachusetts Institute of Technology (MIT).

Lori A. George has served as a member of the Board of Directors since 2021. She most recently served as the Global Chief Diversity, Equity and Inclusion (“DEI”) Officer for The Coca-Cola Company (“Coca-Cola”), a role she held between October 2018 and March 2022. In this role, she led the company’s DEI Center of Excellence. Ms. George spent 20 years with Coca-Cola, having spent most of her time in a variety of roles with increasing responsibility within Public Affairs and Communications. Prior to her role as Global Chief DEI Officer, she served as the Vice President of Community and Stakeholder Relations, North America. Prior to joining Coca-Cola, Ms. George led her own public relations consultancy, LG Communications, was a vice president at Porter/Novelli, a leading public relations firm where she co-founded their Multicultural Communications and Alliance Building practices, and was a senior public affairs specialist for the District of Columbia Government’s Office of Human Rights and Minority Business. She currently serves on the board of directors of Shake Shack Inc. Ms. George’s more than 30 years of public affairs, issues communications, community and stakeholder relations, and diversity, equity and inclusion experience, brings to the Board significant senior executive experience in employee development, building diverse workforces and stakeholder and community engagement. Ms. George has a Bachelor of Arts in Public Relations from Howard University and a Master of Arts in Public Communications from American University.

Phillip A. Gobe has served as a member of the Board of Directors since 2014. Mr. Gobe has served as the Chairman of the Board of Directors of ProPetro Holding Corp. (“ProPetro”) since July 2019. He was appointed as ProPetro’s Executive Chairman in October 2019 and chief executive officer in March 2020, serving through August 2021, at which point he continued as ProPetro’s Executive Chairman. In March 2022, he transitioned back to non-executive Chairman of the Board of Directors of ProPetro. Prior to joining ProPetro, he had served as Chief Operating Officer of Energy Partners, Ltd., and President from May 2005 until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008. Prior to that, Mr. Gobe had served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004, and prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company (“ARCO”) and its subsidiaries. Mr. Gobe’s extensive experience in various roles with energy companies, including a major international energy company, which included more than nine years in a Chief Operating role, brings to the Board significant senior executive experience and experience in and knowledge of the E&P industry and its operations and related technology matters, as well as experience in commercial transactions, HSE matters and human resources. Mr. Gobe has a Bachelor of Arts from the University of Texas and a Master of Business Administration from the University of Louisiana in Lafayette.

Stacy P. Methvin has served as a member of the Board of Directors since 2013. Ms. Methvin was Vice President, Refining Margin Optimization of Shell Oil Company (“Shell”) from 2011 until her retirement in 2012, and from 2009 until 2010, she was Vice President, Global Distribution of Shell. Ms. Methvin also held various other operational and management roles in the upstream, downstream and chemical businesses during her tenure at Shell and its subsidiaries that began in 1979, including President, Shell Louisiana E&P Company, President, Shell Deer Park Refining Company, President, Shell Pipeline Company LP, President, Shell Chemical LP, and Vice President, Strategy and Portfolio for the downstream business. She previously served on the board of directors of Magellan Midstream Partners, LP. With more than 15 years of senior executive service in operational and management roles in the upstream, downstream and chemical business segments of a major international energy company, Ms. Methvin brings to the Board significant senior executive experience, experience in and knowledge of the E&P industry and its operations, strategic planning and risk management, HSE matters, marketing transactions, international operations, regulatory compliance and human resources. Ms. Methvin has a Bachelor of Arts in Geological and Geophysical Sciences from Princeton University.

Royce W. Mitchell has served as a member of the Board of Directors since 2014. Mr. Mitchell has been an executive consultant, focusing on advising management teams and board audit committees of E&P companies, since January 2005, except for the period from April 2008 through December 2008 when he served as Chief Financial Officer of Frac Tech Services, Ltd. Mr. Mitchell served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer of Key Energy Services, Inc. from January 2002 to January 2005. Before joining Key Energy Services, Inc., he was a partner with KPMG LLP from April 1986 through December 2001 specializing in the oil and gas industry. He previously served on the board of directors of ProPetro Holding Corp. With more than 25 years with a major accounting firm, including 15 years as a partner, and significant experience as a chief financial officer and consultant for energy companies, Mr. Mitchell brings to the Board extensive experience and knowledge in accounting, corporate finance, mergers and acquisitions, risk management and commercial transactions, including significant experience in the E&P industry. Mr. Mitchell has been determined by the Board to meet the SEC’s definition of audit committee financial expert. Mr. Mitchell has a Bachelor of Business Administration from Texas Tech University.

Scott D. Sheffield has served as a member of the Board of Directors since 1997. Mr. Sheffield was appointed as Special Advisor to the Chief Executive Officer on January 1, 2024. Prior to that, Mr. Sheffield served as the Company’s Chief Executive Officer, from February 2019 through December 2023, and President, from February 2019 through December 2020. He served as Chairman of the Board of the Company from 1999 through February 2019. Previously, he had served as Chief Executive Officer of the Company from 1997 through December 31, 2016, and then as the Executive Chairman until December 31, 2017. Mr. Sheffield was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley from January 1989 until Pioneer was formed in August 1997. Mr. Sheffield joined Parker & Parsley as a petroleum engineer in 1979, was promoted to Vice President - Engineering in September 1981, and was elected President and a Director in April 1985. Before joining Parker & Parsley, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. He currently serves on the board of directors of The Williams Companies, Inc. Mr. Sheffield’s more than 30 years’ experience as CEO of the Company or its predecessor, and his extensive experience in petroleum engineering, brings to the Board extensive senior executive experience, experience in and knowledge of the E&P industry, its operations and related technology matters, corporate finance, capital markets and mergers and acquisitions, strategic planning, marketing and hedging transactions, international business matters, governmental and regulatory matters and human resources. In addition, his service on the Advisory Board of the Center for Global Energy Policy at Columbia University, which conducts research and convenes policy experts and industry leaders on a range of energy-relevant matters, brings to the Board knowledge of and insight into environmental policy and renewable energy matters. Mr. Sheffield has a Bachelor of Science in Petroleum Engineering from the University of Texas.

J. Kenneth Thompson has served as a member of the Board of Directors since 2011. Mr. Thompson has served as the Board’s independent Chairman since February 2019, and prior to that time, had served as Lead Independent Director between May 2015 and February 2019. Mr. Thompson has served as the President and Chief Executive Officer of Pacific Star Energy LLC, a privately held firm that is a passive holder of oil lease royalties in Alaska, since September 2000. He served as Managing Director of Alaska Venture Capital Group LLC, a privately held oil and gas exploration company in which Pacific Star Energy LLC owns an interest, from December 2004 to December 2012. Mr. Thompson’s experience includes serving as Executive Vice President of ARCO’s Asia Pacific oil and gas operating companies in Alaska, California, Indonesia, China and Singapore from 1998 to 2000, and President and Chief Executive Officer of ARCO Alaska, Inc., the parent company’s oil and gas producing subsidiary based in Anchorage, from June 1994 to January 1998. He also served in various technical and management roles at ARCO from 1974 to 1998, including as executive head of ARCO’s oil and gas research and technology center from 1993 to 1994, which included research and technology application in various geoscience disciplines, engineering technologies and environmental sciences. When head of ARCO’s Research & Technology Center, he also had oversight of the Information Technology department, the computing center and IT security. Mr. Thompson currently serves on the boards of directors of Alaska Air Group, Inc., Coeur Mining, Inc. and previously served on the board of directors of Tetra Tech, Inc. Mr. Thompson’s extensive experience as a CEO of an oil and gas exploration company and as a senior executive in operational and technical roles with a major international energy company brings to the Board significant senior executive experience, experience in and knowledge of the E&P industry and its operations, technology and research and development, strategic planning and risk management, HSE matters, international operations, and human resources. In addition, his experience as executive head of ARCO’s oil and gas environmental research and technology initiatives and former Chair of the environmental, health, safety and social responsibility committee of Coeur Mining, Inc. brings to the Board significant knowledge of and insight into environmental matters. Mr. Thompson has a Bachelor of Science degree in Petroleum Engineering from Missouri University of Science & Technology.

Phoebe A. Wood has served as a member of the Board of Directors since 2013. Ms. Wood has been a principal at CompaniesWood, a consulting firm specializing in advising and investing in early stage investments, since 2008. She was Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, from 2001 to 2006, and Vice Chairman and Chief Financial Officer from 2006 to 2008, where she was responsible for the financial operations of the company, including corporate development, controllership, treasury, investor relations, tax, information technology and internal audit. Prior to Brown-Forman Corporation, Ms. Wood was Vice President, Chief Financial

Officer and a Director of Propel Corporation (a subsidiary of Motorola) from 2000 to 2001. Previously, Ms. Wood served in various capacities during her tenure at ARCO from 1976 to 2000, including as divisional CFO in Alaska and England. Ms. Wood currently serves on the boards of directors of Invesco Ltd., Leggett & Platt, Incorporated and PPL Corporation. Ms. Wood’s extensive senior executive experience as a financial officer in diverse industries, including a major international energy company, and Chair of the audit committees of two other public companies, bring to the Board extensive senior executive experience, and deep knowledge and experience in accounting, finance, capital markets, strategic planning, risk management, corporate governance, mergers and acquisitions and commercial transactions. Ms. Wood has an A.B. degree from Smith College and a Master of Business Administration from the University of California Los Angeles.

Information about the Audit Committee

Audit Committee. The current members of the Audit Committee are Royce W. Mitchell (Chair), Edison C. Buchanan, Maria S. Dreyfus and Phoebe A. Wood. The Board determined that each member of the Audit Committee meets the SEC’s definition of an audit committee financial expert. The Audit Committee held eight meetings in 2023. The primary oversight responsibilities of the Audit Committee are to:

•	oversee financial reporting process, including the integrity of Company financial statements and compliance with legal and regulatory requirements;

•	review the qualifications, independence, and performance of the Company’s independent auditors and the qualifications and performance of the Company’s internal auditors;

•	review the Company’s compliance with legal and regulatory requirements and effectiveness of the Company’s compliance and ethics program;

•	assist the Board in fulfilling its oversight of enterprise risk management, particularly with regard to financial reporting, cybersecurity and the effectiveness of information systems; and

•	provide an open avenue of communication among the independent auditors, financial and senior management, internal auditors and the Board.

Code of Business Conduct and Ethics

The Company has adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, referred to as the “Code of Business Conduct and Ethics” and which applies to all of the Company’s directors and employees worldwide, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Company’s Code of Business Conduct and Ethics is available in the Corporate Governance section of our website at www.pxd.com/culture/governance. If the Board grants any waivers from the Company’s Code of Business Conduct and Ethics to any of our directors or executive officers, or if the Company amends its Code of Business Conduct and Ethics, the Company will, if and to the extent required under the rules of New York Stock Exchange and the SEC, disclose these matters via updates to our website in accordance with applicable SEC rules.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation and Leadership Development Committee (the “Compensation Committee”), composed entirely of independent directors, oversees the Company’s executive compensation program on behalf of the Board. This Compensation Discussion and Analysis describes the material elements and objectives of the Company’s 2023 executive compensation program and the material factors the committee considered in making its decisions with respect to the 2023 compensation of the group of officers named in the executive compensation tables below, who are referred to as named executive officers. The named executive officers for 2023 (the “NEOs”) are:

•	Scott D. Sheffield, Former Chief Executive Officer;

•	Richard P. Dealy, President and Chief Executive Officer; Former Chief Operating Officer;

•	Mark S. Berg, Executive Vice President, Corporate Operations;

•	J. D. Hall, Executive Vice President, Operations; and

•	Neal H. Shah, Executive Vice President and Chief Financial Officer.

Effective January 1, 2024, Richard P. Dealy was appointed as the President and Chief Executive Officer of the Company upon Mr. Sheffield’s retirement. Mr. Sheffield continues to serve as a director of the Company and as Special Advisor to the Chief Executive Officer.

Executive Compensation Program

Philosophy and Objectives. The Company’s executive compensation program is designed to emphasize “pay for performance” by:

•	providing performance-driven compensation opportunities that attract, retain and motivate executives to achieve optimal results for the Company and its stockholders;

•	aligning compensation with the Company’s short- and long-term business objectives while providing sufficient flexibility to address the unique dynamics of the E&P industry; and

•	emphasizing the use of equity-based compensation to motivate the long-term retention of the Company’s executives and align their interests with those of stockholders.

As the scope, duties and responsibilities of the executive’s positions increase, the Compensation Committee believes a greater portion of total compensation should be performance-driven and should have a longer duration, and base salary should be a relatively smaller portion of total compensation. The committee believes that the majority of an NEO’s realized compensation should be driven by Company performance.

Executive Compensation Components. The components of the Company’s executive compensation program for 2023 and the respective purposes of each are described in the table below.

COMPENSATION COMPONENT	DESCRIPTION	PURPOSE AND PHILOSOPHY

Base Salary	Fixed annual cash compensation

Provides a stable, fixed element of cash compensation

Recognizes and considers the internal value of the position within the Company and the individual’s experience, leadership potential and demonstrated performance

Annual Cash Bonus Incentive	Performance-based annual cash compensation based on annual performance goals with pre-assigned weights

Rewards executives for the achievement of annual financial, operating, health/safety/environmental and strategic goals as well as individual performance

Allows the Compensation Committee to evaluate both objective and subjective considerations when determining final payout amounts

Emphasizes team performance but allows for variation based upon individual contribution

Long-Term Incentive Awards

Performance Units: Performance-based equity compensation with payout in shares based on the following metrics:

•   Free cash flow per share

•   Return on capital employed

•   Total stockholder return (“TSR”) in relation to peers and the S&P 500 index over a three-year period

Restricted Stock Units (RSUs): Time-based equity compensation with a three-year vesting schedule

Long-term equity awards ensure that realized value to the executive aligns with value delivered to stockholders

Multi-year vesting reinforces retention

Encourages executive stock ownership

Critical to the Company’s ability to attract, motivate and retain the Company’s key executives

Other Compensation	Health and life insurance, retirement benefits and limited perquisites	Addresses health and post-retirement welfare of executives and provides certain other limited benefits

Providing competitive opportunities for each of these components of pay relative to industry peers is a critical factor in enabling Pioneer to attract, retain and motivate key executives. In general, the Compensation Committee’s philosophy is to use publicly available data regarding the compensation practices of its peer group (as discussed below) as a factor to set opportunities for each component of pay for each NEO. Actual opportunities for each NEO are based upon a variety of additional factors including individual experience, breadth of duties and responsibilities, and/or contribution level. The ultimate values realized by the NEOs upon payout of the annual cash bonus incentive or vesting of long-term incentive awards will also vary depending on performance, which, in the case of the long-term incentive awards, will be determined over a period of three years.

Compensation Setting Process

Role of the Compensation Committee. As a part of its oversight of the Company’s executive compensation program, the Compensation Committee:

•	administers the Company’s executive compensation program;

•	establishes the Company’s overall compensation philosophy and strategy; and

•	ensures the NEOs are rewarded appropriately in light of the philosophy and program objectives as described above.

In determining the compensation of the NEOs:

•

the Compensation Committee considers the Chief Executive Officer’s (“CEO”) evaluation of the other NEOs’ performance and his recommendations as to their compensation, but the Compensation Committee makes all final decisions regarding their compensation; and

•	with regard to the CEO’s compensation, the Compensation Committee:

•	determines the individual elements of the CEO’s total compensation and benefits;

•	approves specific annual corporate goals and objectives relative to the CEO’s compensation;

•	reviews the CEO’s performance in meeting these corporate goals and objectives; and

•	prior to finalizing compensation for the CEO, reviews the Compensation Committee’s intentions with the other independent directors on the Board and receives their input.

The Compensation Committee uses tally sheets to review each NEO’s total compensation and potential payouts in the event of a change in control and for various employment termination events, including the NEO’s potential “walk-away” benefits. The Compensation Committee also reviews historical target and actual compensation levels to determine whether the compensation program design is meeting the Compensation Committee’s objectives of providing fair compensation and effective retention, as well as supporting the program’s emphasis on pay-for-performance.

Role of Management. The Company’s Human Resources Department assists the Compensation Committee and its independent compensation consultant in gathering the information needed for their respective reviews of the Company’s executive compensation program. This assistance includes assembling requested compensation data for the NEOs and providing input on individual NEO roles and responsibilities. As referenced in the section above, the CEO develops pay recommendations for the other NEOs for review and discussion with the Compensation Committee. The Compensation Committee, in executive session and without executive officers present, approves the CEO’s pay levels.

Role of the Compensation Consultant. For 2023, the Compensation Committee retained Meridian Compensation Partners LLC (“Meridian”) to serve as its independent consultant to provide information and objective advice regarding executive and director compensation. The Compensation Committee did not direct Meridian to perform its services in any particular manner or under any particular method. The Compensation Committee has the final authority to hire and terminate the compensation consultant and evaluates the compensation consultant annually. Meridian does not provide any services to the Company other than in its role as advisor to the Compensation Committee, and the Compensation Committee has determined that no conflicts of interest exist as a result of the engagement of Meridian. The Compensation Committee has continued to retain Meridian as its independent consultant on executive and director compensation for 2024.

From time to time, Meridian contacts the Company’s executive officers for information necessary to fulfill its assignment and makes reports and presentations to and on behalf of the Compensation Committee that the Company’s executive officers also receive.

Market Comparison. In conjunction with Meridian, the Compensation Committee annually reviews the competitiveness of its compensation programs to determine the degree to which target and actual compensation levels reflect the Company’s overall philosophy and how such compare to the external market. This annual review covers all components of direct compensation, including base salary, annual cash bonus targets and long-term incentive awards. Information gathered from the proxy statements of the peer group companies and Meridian’s proprietary databases are reviewed as a part of the market comparison effort.

Each year the Compensation Committee identifies a peer group consisting of independent oil and gas E&P companies that have similar operational and capital investment profiles as the Company. The Compensation Committee believes that selection based upon these metrics is likely to result in identification of the companies with which the Company should expect to compete for executive talent. Thus, the Compensation Committee believes this peer group provides a reasonable point of reference for comparing the compensation of the Company’s executives to others holding similar positions and having similar responsibilities. The Compensation Committee’s overall objective is to construct a peer group with roughly equal numbers of companies that are larger than and smaller than the Company, primarily taking into consideration the companies’ relative sizes in terms of enterprise value and market capitalization, but also considering total assets and revenue. The Compensation Committee reviews the peer group each year and makes changes as needed.

For the most part, the companies in the peer group, which were reviewed at the Compensation Committee’s meeting in November 2022, did not change from the prior year, except that Coterra Energy replaced Cimarex Energy Co. (“Cimarex”) due to the merger between Cimarex and Cabot Oil & Gas Corporation.

BENCHMARKING PEER COMPANIES	ENTERPRISE VALUE (1) (IN MILLIONS) ($)	MARKET CAP. (2) (IN MILLIONS) ($)

ConocoPhillips	169,307	160,517

Occidental Petroleum Corporation	99,280	67,443

EOG Resources, Inc.	82,241	80,007

Devon Energy Corporation	54,231	50,649

Hess Corporation	50,773	43,452

Diamondback Energy, Inc.	34,558	27,932

Continental Resources Inc.	32,604	26,454

Coterra Energy Inc.	27,139	24,767

Marathon Oil Corporation	23,597	20,632

APA Corporation	20,889	14,844

Ovintiv Inc.	17,468	12,865

SUMMARY STATISTICS AND PIONEER RANKING	ENTERPRISE VALUE (1) (IN MILLIONS) ($)	MARKET CAP. (2) (IN MILLIONS) ($)

25th Percentile	25,368	22,700

50th Percentile	34,558	27,932

75th Percentile	68,236	59,046

Pioneer	64,689(3)	60,923(4)

(1)	Enterprise value is the summation of market capitalization and net debt as of October 31, 2022.
(2)	Market capitalization was determined as of October 31, 2022.
(3)	Pioneer’s enterprise value ranked in the 74th percentile.
(4)	Pioneer’s market capitalization ranked in the 76th percentile.

Response to Stockholder Advisory Vote on NEO Compensation. At the Company’s 2023 Annual Meeting, 98% of the total votes cast were voted in favor of the Company’s say-on-pay proposal to approve the 2022 executive compensation program. Notwithstanding this strong level of continued support from the Company’s stockholders, the Compensation Committee approved changes to the NEO’s performance unit awards for 2023 to further align with the Company’s strategy. In prior years, the performance units were based on a three-year relative TSR measure. In 2023, the performance units are instead based 50% on the Company’s free cash flow per share and 50% on the Company’s return on capital employed, in each case, subject to an adjustment by +/- 25% based on the Company’s relative TSR performance.

Elements of the Company’s Compensation Program

As stated above, early each year, in collaboration with Meridian, the Compensation Committee reviews the competitiveness of Pioneer’s executive compensation program, and targets opportunities for each component of pay based on a variety of factors. The following sections describe in greater detail each of the components of the Company’s executive compensation program and how the amounts of each element were determined for 2023.

Base Salary

For 2023, the Compensation Committee set the NEOs’ base salaries as set forth in the table below. In establishing the NEOs’ base salaries, the Compensation Committee reviewed with Meridian its base salary benchmarking data and analyzed how effectively the data matched each executive’s duties and responsibilities. With regard to, Mr. Sheffield, who served as CEO in 2023, the Compensation Committee increased the target dollar amount of his base salary for only the second time since 2019 in recognition of the strategic achievements of the Company since Mr. Sheffield was appointed Chief Executive Officer including the successful integration of the Parsley and Doublepoint acquisitions and the resulting growth in the breadth and size of the Company’s operations.

NAMED EXECUTIVE OFFICER	2022 BASE SALARY ($)	2023 BASE SALARY ($)	CHANGE (%)

Scott D. Sheffield	1,300,000	1,500,000	15.4

Richard P. Dealy	735,000	768,000	4.5

Neal H. Shah	580,000	615,000	6.0

Mark S. Berg	536,000	560,000	4.5

J. D. Hall	536,000	560,000	4.5

Annual Cash Bonus Incentive Program

The annual cash bonus incentive award component of the Company’s executive compensation program is intended to compensate the NEOs based on the achievement of annual financial, operating, environmental, health and safety (“ESG”), health safety and environment (“HSE”) and strategic goals and individual performance.

Target Bonus Amounts. For 2023, the Compensation Committee established for each NEO a target bonus level as a percentage of base salary, as set forth in the table below. In establishing the NEOs’ target bonus amounts, the Compensation Committee reviewed with Meridian its target bonus benchmarking data and analyzed how effectively the data matched the executive’s duties and responsibilities. Target bonus levels were increased by approximately 6% for each NEO other than Mr. Dealy’s target bonus level, which remained consistent with 2022.

NAMED EXECUTIVE OFFICER	2023 TARGET BONUS (% OF SALARY)

Scott D. Sheffield	160

Richard P. Dealy	100

Neal H. Shah	85

Mark S. Berg	85

J. D. Hall	85

Performance Score. Shortly following the end of the year, when the Company’s results are known, the Compensation Committee evaluates the Company’s and the NEOs’ performance and determines the actual payout to each NEO based on the following formula:

Actual payout	=	Base salary	x	Target bonus (%)	x	Performance score (%)	+/-	Individual performance adjustment (if any)

To assist the Compensation Committee in its determination of the performance score, the Compensation Committee works with senior management to establish a number of operational, financial, HSE, ESG and strategic performance goals at the beginning of the year. Each goal has a pre-assigned weighting, for purposes of guiding the Compensation Committee’s evaluation of performance. The target performance metrics are intended to align with the guidance the Company provides its investors. The maximum bonus that may be earned under the annual cash bonus incentive program for 2023 was 250% of target.

2023 Performance Goals and Results. The payout percentage for each goal is established by the Compensation Committee using its subjective judgment as to the Company’s performance in each area. The Compensation Committee believes it is important to retain its ability to exercise a certain level of discretion so that the Board and management will have flexibility to plan for and react to changing industry circumstances, such as commodity prices, cost structures and acquisition and divestment opportunities, without creating conflicting incentives for management. The targets for the 2023 operational, financial, ESG, HSE and strategic goals, together with the final performance results, are set out in the table below:

PERFORMANCE GOAL	TARGET PERFORMANCE	2023 RESULT	PAYOUT (% OF TARGET)	WEIGHT	WEIGHTED PAYOUT

ESG (1)			195%	15%	29.3%

HSE (1)			186%	5%	9.3%

Free cash flow (2)	> $4.2 billion	$4.273 billion	115%	20%	22.9%

Cash return on capital invested (3)	> 20%	20.9%	114%	10%	11.4%

Return on capital employed (4)	> 20%	19.1%	87%	10%	8.7%

Drilling, completions and facilities capital (5)	< $4.6 billion	$4.403 billion	218%	10%	21.8%

Base lease operating and corporate G&A costs/BOE (6)	< $9.25	$9.01	148%	10%	14.8%

Certain strategic goals (7)			250%	20%	50.0%

Discretionary factor					1.9%

Final Performance Payout					170.0%

(1)

Scoring of performance against the HSE and ESG goals was based on the Health, Safety and Environment Committee’s and the Sustainability and Climate Oversight Committee’s evaluation of the Company’s performance. Notably, for 2023, the Company exceeded its goals related to the systematic identification, re-evaluation, prioritization and management of HSE risks and the utilization of HSE related data to make data-driven decisions resulting in the reduction of at-risk conditions and behaviors; further reduced GHG and methane emissions intensity, established biodiversity stewardship initiatives, was awarded “Gold Standard” by the Oil and Gas Methane Partnership 2.0 (OGMP 2.0); exceeded freshwater use reduction target of <20% in completions operations; published a consolidated sustainability and climate risk report; investigated and trialed several energy transition-related technologies; enhanced existing systems to optimize ESG data gathering efforts; and centralized its DEI team.

(2)

Free cash flow (“FCF”) is a non-GAAP financial measure. As used by the Company, FCF is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, after-tax ExxonMobil merger-related costs (excluding share-based compensation), and other discrete nonrecurring costs, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company’s ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures.

(3)

Cash return on capital invested (“CROCI”) is a non-GAAP financial measure. As used by the Company, CROCI is EBITDAX (defined below) divided by the book value of oil and gas properties (both proved and unproved) before depreciation, depletion and amortization and impairments. The Company believes CROCI is used by the investment community as a measure of return on capital invested and has the benefit of ignoring impairments, providing an overall evaluation of returns on capital over time that does not inflate returns after an impairment. “EBITDAX” represents earnings before depletion, depreciation and amortization expense; exploration and abandonments; accretion of discount on asset retirement obligations; interest expense; income taxes; net gain or loss on the disposition of assets; net gain or loss on early extinguishment of debt; noncash derivative-related activity; noncash amortization of stock-based compensation; noncash valuation adjustments on investment in affiliates, short-term investments and deficiency fee obligations; and other noncash items.

(4)

Return on capital employed (“ROCE”) is a non-GAAP financial measure. As used by the Company, ROCE is net income adjusted for tax-effected noncash mark-to-market (“MTM”) adjustments, unusual items and interest expense divided by the summation of average total equity (adjusted for tax effected noncash MTM adjustments, unusual items and interest expense) and average net debt.

(5)

Drilling, completions and facilities capital expenditures refers to capital spending for drilling, completions, facilities and seismic, and excludes capital spending for acquisitions, asset retirement obligations, capitalized interest, geological and geophysical G&A, information technology, corporate facilities and other discrete nonrecurring costs, if any.

(6)	Base lease operating costs refers to the Company’s oil and gas production costs less certain discrete nonrecurring costs.
(7)

For 2023, the strategic goals category included (i) improving overall capital and cost efficiency performance; (ii) being in the top quartile of ESG emissions performance relative to peers; (iii) achieving quarterly production in the upper-half of the production guidance range and quarterly capital in the lower-half of the guidance range; (iv) evaluating longer-term strategy options for drilling inventory; (v) optimizing drilling portfolio and evaluating enhanced oil recovery and land optimization opportunities; (vi) modifying return of capital framework; and (vii) advancing efforts to increase diversity, equity and inclusion across the Company.

Under the program, the Compensation Committee retains discretion to adjust the amount of the final payout, positively or negatively to recognize critical performance factors for all NEOs as a group or separately for each NEO based on individual performance factor. For 2023, the Compensation Committee exercised its discretion to adjust the final payout levels for the NEOs after considering the request of Mr. Sheffield to reallocate a portion of his final earned bonus to other members of the leadership team in recognition of the Company’s strong operational performance in 2023 and their efforts related to the pending merger with ExxonMobil. The table below sets forth the final 2023 annual bonuses for the NEOs.

NAMED EXECUTIVE OFFICER	2023 CASH BONUS ($)

Scott D. Sheffield	3,600,000

Richard P. Dealy	1,536,000

Neal H. Shah	1,906,875

Mark S. Berg	1,190,000

J. D. Hall	1,190,000

Annual Long-Term Incentive Awards

The Compensation Committee established a target dollar amount for annual equity awards to each NEO, and arrived at the resulting number of units by dividing the target value by the 30 trading day average closing price of the Company’s common stock prior to February 1, 2023. In establishing the target dollar amount of the awards to grant to NEOs, the Compensation Committee considered peer group benchmarking data as well as each NEO’s total target compensation level and each NEO’s performance to determine if unique performance issues, positive or negative, existed that should affect the value of the 2023 annual long-term incentive award. Although the Compensation Committee reviewed the size and current value of prior long-term incentive awards, it did not consider these values in determining the long-term incentive award for the NEOs, believing that prior years’ awards were a component of those specific years’ total compensation and were not excessive, and that the 2023 awards should be competitive with an NEO’s current peer group position in order to retain and motivate the NEO.

The Compensation Committee also reviewed the Company’s approach for delivering long-term incentives to NEOs. As a part of its review, the Compensation Committee considered the balance of risk in the long-term incentive program, peer company practices, and input from senior management and Meridian. In accordance with the pay-for-performance philosophy of the Company’s compensation program, the Compensation Committee approved the weighting on performance units at 60% for all NEOs. The balance of the NEOs’ awards were in the form of RSUs, which vest over three years.

With regard to the CEO, Mr. Sheffield, the Compensation Committee increased the target dollar amount of his annual equity awards for the first time since 2020, in recognition of the strategic achievements of the Company since Mr. Sheffield was appointed Chief Executive Officer, including the successful integration of the Parsley and Doublepoint acquisitions and the resulting growth in the breadth and size of the Company’s operations. With regards to the other NEOs, their target dollar amount of awards were established as set forth in the table below based on peer benchmarking data to approximate the 75th percentile to reflect the Company’s size relative to its peers.

		ALLOCATION AMONG AWARDS (1)

NAMED EXECUTIVE OFFICER	2023 TARGET VALUE ($)	RSUS ($)	PERFORMANCE UNITS ($)

Scott D. Sheffield	12,500,000	5,000,000	7,500,000

Richard P. Dealy	4,500,000	1,800,000	2,700,000

Neal H. Shah	2,450,000	980,000	1,470,000

Mark S. Berg	2,450,000	980,000	1,470,000

J. D. Hall	2,450,000	980,000	1,470,000

(1)

These dollar amounts vary from the values disclosed in the Summary Compensation Table and the 2023 Grants of Plan-Based Awards table below because those amounts are calculated based on the grant date fair value of the awards for accounting purposes in accordance with SEC rules. See the footnotes to those tables for further information regarding the methodology for determining the values of the awards for purposes of those tables.

2023 RSU Awards. The annual 2023 RSU awards vest over three years in equal annual installments following the date of grant, subject to the NEO remaining employed with the Company continuously through the applicable vesting dates. In addition to the annual RSU grant outlined in the table above, in recognition of the expanded roles and obligations that Mr. Dealy undertook in preparation of his transition from the Chief Operating Officer role to the Chief Executive Officer role, the Compensation Committee granted an award of RSUs valued at approximately $500,000 to Mr. Dealy in May 2023.

2023 Performance Unit Awards. Each year, the Compensation Committee considers whether any changes should be made to the peer group or metrics used in measuring relative performance with respect to the performance unit grants. After considering benchmarking data provided by Meridian, the Compensation Committee selected performance metrics that support the Company’s strategic focus on capital efficiency as well as shareholder return.

PERFORMANCE METRIC	WEIGHTING	MEASUREMENT
Free Cash Flow per Share (FCF/share)	50%	Average yearly FCF/share attainment over the 3-year period covering 2023-2025
Return on Capital Employed (ROCE)	50%	Average yearly ROCE attainment over the 3-year period covering 2023-2025
Relative (TSR) Modifier	Applies to total award +/- 25% Potential Adjustment	Relative 3-year TSR compared to the peer group

The FCF/share metric is designed to focus executives on maintaining a strong balance sheet and maximizing shareholder returns while also being able to internally fund major uses of cash. FCF is defined as net cash provided by operating activities, adjusted for changes in operating assets and liabilities, less capital expenditures. This number is then divided by the weighted average shares outstanding for the relevant period. Following the conclusion of the third year, the payout attributable to this metric is determined by averaging the FCF/share for each of the three fiscal years in the applicable performance period. A table illustrating the potential payout of the FCF/share metric for the 2023-2025 performance units is set forth below:

AVERAGE FCF/SHARE	PERCENTAGE PAYOUT
<= $0	0%
$2.00	30%
$4.00	50%
$6.00	70%
$8.00	90%
$10.00	110%
$12.00	130%
$14.00	150%
$16.00	170%
$18.00	190%
$20.00	210%
$22.00	230%
>=$24.00	250%

The ROCE metric is designed to focus executives on the efficient use of capital by promoting discipline in capital allocation decisions. ROCE is a transparent measure of how efficiently the Company uses its capital and is calculated by dividing profit or loss adjusted for tax-effected interest expense and unusual items by the sum of average shareholder equity and average net debt. Following the conclusion of the third year, the payout attributable to this metric is determined by averaging the ROCE calculated for each of the three fiscal years in the applicable performance period. A table illustrating the potential payout of the ROCE metric for the 2023-2025 performance units is set forth below:

AVERAGE ROCE	PERCENTAGE PAYOUT
< 3%	0%
3%	30%
5%	50%
7%	70%
9%	90%
11%	110%
13%	130%
15%	150%
17%	170%
19%	190%
21%	210%
23%	230%
>=25%	250%

Any earned performance units under both performance metrics shown above are subject to adjustment based on the Company’s relative TSR, over the three-year performance period of the Company’s common stock compared to a group composed of the Company’s designated industry peers as well as the broader stock index. If the Company’s relative TSR performance ranks first, second or third, the earned performance units are increased by 25%, 20% or 10%, respectively. If the Company’s relative TSR performance ranks eighth, ninth or tenth, the earned performance units are decreased by 10%, 20% or 25%, respectively. There is no adjustment if the Company’s relative TSR performance ranks fourth through seventh.

The companies in the 2023 performance unit peer group are ConocoPhillips, Coterra Energy Inc., Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation, and Occidental Petroleum Corporation, as well as the S&P 500 Equal Weight Total Return index.

Impact of ExxonMobil Merger on Outstanding Equity Awards. In connection with the merger with ExxonMobil, each outstanding, unvested equity award granted prior to October 10, 2023, including any such awards held by the NEOs, will be accelerated and converted in a right to receive the merger consideration, with performance deemed earned at the maximum level of performance. However, equity awards granted on or after October 10, 2023 will not be accelerated and will instead convert into ExxonMobil awards, subject to the existing vesting schedule.

Payout of 2021 Performance Units. As depicted in the table below, on December 15, 2023, the Compensation Committee approved the accelerated vesting of the performance units granted in 2021, for the performance period January 1, 2021 to December 31, 2023 at the maximum performance level of 250% of target (including the payout of associated accrued dividend equivalents). The Compensation Committee exercised its discretion in approving maximum performance level in consideration of a variety of factors, including management’s efforts related to the pending merger with ExxonMobil. Accordingly, the final performance shares vested for the NEOs for the 2021 to 2023 performance period were as follows:

NAMED EXECUTIVE OFFICER	TARGET PAYOUT (# OF SHARES)	PAYOUT % OF TARGET	ACTUAL PAYOUT (# OF SHARES)
Scott D. Sheffield	72,683	250%	181,708
Richard P. Dealy	16,715	250%	41,788
Neal H. Shah	8,357	250%	20,893
Mark S. Berg	11,184	250%	27,960
J. D. Hall	11,184	250%	27,960

On December 15, 2023, the Compensation Committee also approved accelerated vesting of the following number of RSUs and shares of restricted stock held by each of the following NEOs.

NAMED EXECUTIVE OFFICER	RSUs	RESTRICTED STOCK
Richard P. Dealy	7,079	3,715
Neal H. Shah	9,650	—
J. D. Hall	3,835	2,486

These accelerated RSUs and shares of restricted stock would have otherwise vested in connection with the closing of the merger with ExxonMobil, as described above. As a condition to such acceleration, each NEO entered into a share repayment letter agreement that provides that the shares received upon settlement of the accelerated awards will be subject to a mandatory holding period through the earlier of the original vesting date for the applicable award or the closing of the merger with ExxonMobil. The share repayment letter agreements also provide that, in the event of a termination of employment with Pioneer that would have resulted in a forfeiture of such award under the terms of the applicable award agreement prior to the closing of the merger with ExxonMobil, the NEO will repay, and Pioneer may clawback, the shares received upon settlement of the accelerated award and a cash amount equal to the tax withholdings at settlement.

Equity Award Guidelines. In administering the annual long-term incentive award program, awards are currently made to NEOs under the following guidelines:

•	All long-term incentive awards are approved during the regularly scheduled first quarter Compensation Committee meeting.

•	The Company does not time the release of material non-public information to affect the value of the executive equity compensation awards.

•	All annual awards generally vest over three years, subject generally to the continued employment of the executive officer.

Other Compensation

The Compensation Committee believes that providing limited perquisites, as well as health, welfare and retirement benefits, as components of total compensation is important in attracting and retaining qualified personnel; however, because the Company has chosen to emphasize variable, performance-based pay, the Company takes a conservative approach to these fixed benefits. The Company’s perquisite, retirement and other benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to attract, retain and motivate high caliber executives.

Limited Perquisites. The perquisites provided to the NEOs are the payment of the costs of financial counseling services, annual medical physical exams and personal use of the Company’s cell phones and computers. The Company also pays for the costs for the NEOs’ spouses to participate in certain business trips, dinners or events, which the Company expects to be minimal.

Each year, the Company purchases a certain number of hours of flight time through private charter aircraft companies. These hours are made available for business use to the executive officers and other employees of the Company. The Company’s policy is to not permit employees, including executive officers, to utilize these hours for personal use. The Company expects there will be occasions when a personal guest (including a family member such as a spouse) will accompany an employee on a business-related flight. In such instances, the executive remains responsible for all taxes on such flights.

Health and Welfare Benefits. The Company’s NEOs participate in the Company’s health and welfare benefit plans, including medical, dental, disability and life insurance arrangements, on the same basis as the Company’s other employees.

Retirement Plans. All eligible employees of the Company, including the NEOs, may participate in the Company’s 401(k) Plan. The Company contributes two dollars for every dollar of base compensation (up to five percent of base compensation and subject to the Internal Revenue Service imposed maximum contribution limits) contributed by the participant. The participant’s contributions are fully vested at all times, and the Company’s matching contributions vest over the first four years of service, after which time the matching contributions vest immediately. Participants may make additional pre-tax and after-tax contributions to the plan. All contributions are subject to plan and Internal Revenue Service limits.

The Company provides a non-qualified deferred compensation plan with a fixed Company matching contribution rate to certain of its more highly compensated employees, which includes the NEOs. The plan allows each participant to contribute up to 50 percent of base salary and 100 percent of the participant’s annual cash bonus. The Company provides a matching contribution equal to the NEO’s contribution, but limited to a maximum of ten percent of annual base salary. The Company’s matching contribution vests immediately. The non-qualified deferred compensation plan permits each participant to make investment allocation choices for both their contribution and the Company match to designated mutual funds offered as investment options under the non-qualified deferred compensation plan. For more information on the non-qualified deferred compensation plan provisions, see “Executive Compensation Tables—2023 Non-Qualified Deferred Compensation.”

Severance and Change in Control Arrangements. The Compensation Committee believes compensation issues related to severance and change in control events for the NEOs should be addressed through contractual arrangements. As a result, while the Company has not entered into employment agreements with its executive officers, the Company enters into change in control agreements with each of its executive officers, including each NEO, to recruit and retain executives, provide continuity of management in the event of an actual or threatened change in control and provide the executive with the security to make decisions that are in the best long-term interest of the stockholders. The change in control agreements do not provide a “gross-up” payment for excise taxes that might be imposed on payments under the change in control agreements by Section 4999 of the Internal Revenue Code (the “Code”), and it is the Company’s policy that it will not provide such gross up benefits in future change in control or severance agreements. The Company historically has entered into severance agreements with each NEO, but beginning in 2015, the Company ceased entering into individual severance agreements with new officers, who are eligible to participate in the Company’s severance plan (the “Severance Plan”). NEOs that had previously entered into severance agreements (Messrs. Sheffield, Dealy, Berg and Hall) were not impacted and maintained their individual agreements. The terms of these agreements are described later in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

Stock Ownership Guidelines

To support the commitment to significant stock ownership by NEOs, the Company’s common stock ownership guidelines are as follows:

OFFICER	REQUIRED STOCK OWNERSHIP MULTIPLE OF ANNUAL BASE SALARY
CEO	6x
COO	5x
All other NEOs	3x

An NEO generally has three years after becoming an executive officer to meet the applicable stock ownership guideline. In evaluating compliance by executive officers and directors with the stock ownership guidelines, the Compensation Committee has established procedures to minimize the effect of stock price fluctuations on the deemed value of the individual’s holdings. The NEOs are required to retain all shares of common stock acquired in connection with the exercise of stock options or the vesting of other stock awards, other than sales to satisfy the exercise price of a stock option or tax obligations on the settlement of an award, until the applicable ownership guideline is reached. As of April 24, 2024, all NEOs have exceeded their minimum ownership guidelines. Given these robust requirements for stock ownership and the executives’ historical levels of actual stock ownership, the Compensation Committee does not believe that it is necessary to adopt a separate policy requiring executives to retain stock following the vesting or exercise of their long-term incentive plan awards.

Clawback Policy

In November 2023, the Company adopted an Incentive-Based Compensation Clawback Policy, which is intended to comply with the requirements of NYSE Listing Standard 303A.14 implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including the NEOs, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and executive officers. Each agreement requires the Company to indemnify the director or executive officer to the fullest extent permitted by the Delaware General Corporation Law. This means, among other things, that the Company must indemnify the indemnitee against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement that are incurred in a legal proceeding by reason of the fact that the person is or was a director, officer, employee or agent of the Company if the indemnitee meets the standard of conduct provided under Delaware law. Also as permitted under Delaware law, the indemnification agreements require the Company to advance expenses in defending such an action provided that the director or executive officer undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Company.

Compensation and Leadership Development Committee Report

The information contained in this Compensation and Leadership Development Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference to such filing.

During the last fiscal year, and this year in preparation for the filing of this Annual Report on Form 10-K with the SEC, the Compensation and Leadership Development Committee of the Board:

•	reviewed and discussed the disclosure set forth under the heading “Compensation Discussion and Analysis” with management as required by Item 402(b) of Regulation S-K; and

•	based on the reviews and discussions referred to above, recommended to the Board that the disclosure set forth under the heading “Compensation Discussion and Analysis” be included herein.

Respectfully submitted by the Compensation and Leadership Development Committee of the Board of Directors.

Stacy P. Methvin, Chair

A.R. Alameddine

Lori A. George

Phillip A. Gobe

J. Kenneth Thompson

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned by or paid to the NEOs for 2023, 2022, and 2021. Each NEO’s principal position reflects their title as of the end of 2023.

NAME AND PRINCIPAL POSITION	YEAR	SALARY(1)	BONUS(2)	STOCK AWARDS(3)	NON-EQUITY INCENTIVE PLAN COMPENSATION(2)	ALL OTHER COMPENSATION(4)	TOTAL

		($)	($)	($)	($)	($)	($)
Scott D. Sheffield Former Chief Executive Officer	2023	1,469,242	—	62,402,983	3,600,000	199,596	67,671,821
	2022	1,292,310	—	14,873,021	2,713,860	176,663	19,055,854
	2021	1,240,882	—	12,015,954	2,581,040	164,949	16,002,825
Richard P. Dealy President and Chief Executive Officer; Former Chief Operating Officer	2023	762,941	230,400	16,483,878	1,305,600	122,178	18,904,997
	2022	720,395	—	7,662,174	1,008,560	105,848	9,496,977
	2021	635,887	—	4,095,804	1,017,420	88,701	5,837,812
Neal H. Shah Executive Vice President and Chief Financial Officer	2023	609,629	1,018,200	8,211,324	888,675	111,261	10,839,089
	2022	567,700	—	3,831,087	635,830	96,729	5,131,346
	2021	492,612	—	2,047,879	630,550	83,873	3,254,914
Mark S. Berg Executive Vice President, Corporate Operations	2023	556,326	380,800	10,152,488	809,200	160,964	12,059,778
	2022	532,784	—	4,150,586	596,720	95,090	5,375,180
	2021	506,251	—	2,740,527	648,010	71,587	3,966,376
J.D. Hall Executive Vice President, Operations	2023	556,326	380,800	10,152,488	809,200	108,829	12,007,643
	2022	532,784	—	4,150,586	596,720	96,755	5,376,845
	2021	506,251	—	2,740,527	648,010	84,628	3,979,416

(1)	In 2023, the adjusted base salaries for the NEOs, as disclosed above in the section entitled “Compensation Discussion and Analysis,” did not take effect until February 13, 2023.
(2)

Amounts reported in the Bonus column for 2023 represent any discretionary increases above the final performance payout for the 2023 annual cash bonus incentive awards paid to each NEO, and amounts reported in the Non-Equity Incentive Plan Compensation column for 2023 represent the remainder of the 2023 annual cash bonus incentive awards paid to each NEO. These awards were paid on December 15, 2023. See “Compensation Discussion and Analysis—Elements of the Company’s Compensation Program—Annual Cash Bonus Incentive Program” above.

(3)

Amounts reported in this column include the grant date fair value of RSUs and performance unit awards, computed in accordance with Financial Accounting Standards Board of Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), as granted in each applicable year. Pursuant to SEC rules, all amounts shown in this column exclude the effect of estimated forfeitures related to service-based vesting conditions. The grant date fair values attributable to RSU awards are based on the market-quoted closing price of the Company’s common stock on the last trading day prior to the grant date of the awards. The Company’s 2021 and 2022 performance units are valued using the Monte Carlo simulation method consistent with the estimate of aggregate compensation cost to be recognized over the service period. The Company’s 2023 performance units are valued using a combination of grant date fair value and the Monte Carlo simulation method. The value of 2023 performance units was determined based upon the per unit grant date fair values of $226.07 for February 8, 2023 and $223.88 for February 9, 2023. The grant date fair value of the maximum number of shares each of the NEOs could receive pursuant to performance units granted in 2023 would be as follows: Mr. Sheffield, $19,085,883; Mr. Dealy, $6,938,801; Mr. Shah, $3,778,081; Mr. Berg, $3,778,081; and Mr. Hall, $3,778,081.

Amounts reported in this column for 2023 also include the incremental fair value, computed as of the modification date in accordance with FASB ASC Topic 718, of the 2021 performance units that vested at the maximum performance level for all NEOs (including the payout of associated accrued dividend equivalents) on December 15, 2023 in the following amounts: Mr. Sheffield, $49,911,553; Mr. Dealy, $11,478,328; Mr. Shah, $5,738,889; Mr.Berg, $7,680,053; and Mr. Hall, $7,680,053.

Additional detail regarding the Company’s share-based awards is included in Note 7 of Notes to Consolidated Financial Statements included in “Item 8.Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and under the 2023 Grants of Plan-Based Awards table below.

(4)

The following table sets forth the compensation included in this column for the NEOs in 2023, which include the Company contributions to the NEOs’ 401(k) Plan and non-qualified deferred compensation plan accounts, life insurance premiums and other perquisites.

	YEAR ENDED DECEMBER 31, 2023
	SCOTT D. SHEFFIELD	RICHARD P. DEALY	NEAL H. SHAH	MARK S. BERG	J.D. HALL
401(k) contributions	33,000	33,000	33,000	33,000	33,000
Non-qualified deferred compensation plan contributions	146,924	76,294	60,963	108,911	55,633
Life Insurance Premiums	936	1,440	1,440	1,440	1,440
Financial counseling	14,400	10,159	14,889	14,883	14,838
Spousal travel (a)	4,336	1,285	969	2,730	3,918
Totals	199,596	122,178	111,261	160,964	108,829

(a)	Spousal travel & entertainment costs reflect the incremental costs incurred by the Company for travel and entertainment of spouses when accompanying the NEOs on Company-related business trips.

2023 Grants of Plan-Based Awards

The following table sets forth, for each NEO, information about grants of plan-based awards during 2023.

NAME	GRANT DATE		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (3)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS(4)
			THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM

			($)	($)	($)	(#)	(#)	(#)	(#)	($)

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Scott D. Sheffield	02/09/2023		—	2,400,000	6,000,000
	02/09/2023					—	32,542	81,355		7,634,353
	02/09/2023								21,695	4,857,077
	12/15/2023	(5)							181,708	49,911,553
Richard P. Dealy	02/08/2023		—	768,000	1,920,000
	02/08/2023					—	11,716	29,290		2,775,520
	02/08/2023								7,810	1,765,607
	05/24/2023								2,170	464,423
	12/15/2023	(5)							41,788	11,478,328
Neal H. Shah	02/08/2023		—	522,750	1,306,875
	02/08/2023					—	6,379	15,948		1,511,185
	02/08/2023								4,252	961,250
	12/15/2023	(5)							20,893	5,738,889
Mark S. Berg	02/08/2023		—	476,000	1,190,000
	02/08/2023					—	6,379	15,948		1,511,185
	02/08/2023								4,252	961,250
	12/15/2023	(5)							27,960	7,680,053
J.D. Hall	02/08/2023		—	476,000	1,190,000
	02/08/2023					—	6,379	15,948		1,511,185
	02/08/2023								4,252	961,250
	12/15/2023	(5)							27,960	7,680,053

(1)

The amounts in these columns represent the target and maximum (250% of target) payment levels with respect to the Company’s 2023 annual cash bonus incentive program under the Long Term Incentive Plan, as discussed above in the section entitled “Compensation Discussion and Analysis—Elements of the Company’s Compensation Program—Annual Cash Bonus Incentive Program.” The 2023 annual cash bonus incentive program does not have a threshold payout.

(2)

The amounts in these columns represent the number of shares deliverable upon target and maximum (250% of target) performance with respect to the grants of performance units in 2023 under the Long Term Incentive Plan, as discussed above in the section entitled “Compensation Discussion and Analysis—Elements of the Company’s Compensation Program—Annual Long-Term Incentive Awards—2023 Performance Unit Awards.” The 2023 performance units do not have a threshold payout.

(3)

The amounts reported in this column, other than with respect to the December 15, 2023 awards, represent the number of RSUs granted to each NEO in 2023 under the Long Term Incentive Plan in connection with the annual grant of awards, as discussed above in the section entitled “Compensation Discussion and Analysis—Elements of the Company’s Compensation Program—Annual Long-Term Incentive Awards—2023 RSU Awards,” and for Mr. Dealy represents the special one-time grant he received in recognition of his efforts related to the CEO transition.

(4)

Amounts represent each award’s grant date fair value (or incremental fair value as of the modification date) computed in accordance with FASB ASC Topic 718. See footnote 3 to the Summary Compensation Table for additional information about the assumptions used in calculating these amounts.

(5)

On December 15, 2023, the outstanding 2021 performance units held by the NEOs were accelerated and vested at the maximum performance level (including the payout of associated accrued dividend equivalents). The amounts reported in this row represent the incremental fair value, computed as of the modification date in accordance with FASB ASC Topic 718, for such acceleration.

2023 Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each NEO, information regarding restricted stock, RSUs and performance units that were held as of December 31, 2023, including awards that were granted prior to 2023. No NEO held any outstanding stock options as of December 31, 2023.

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (1)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (3)		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (2)

	(#)	($)	(#)		($)

(a)	(b)	(c)	(d)		(e)

Scott D. Sheffield	20,885 (4)	4,696,619	81,355	(5)	18,295,112
			49,341	(6)	11,095,804

Richard P. Dealy	7,518 (4)	1,690,648	29,290	(5)	6,586,735
	2,089 (4)	469,774	17,521	(6)	3,940,122

Neal H. Shah			15,948	(5)	3,586,386
			8,761	(6)	1,970,174

Mark S. Berg	2,392 (7)	537,913	15,948	(5)	3,586,386
	3,691 (8)	830,032	9,491	(6)	2,134,336
	4,093 (4)	920,434

J.D. Hall	4,093 (4)	920,434	15,948	(5)	3,586,386
			9,491	(6)	2,134,336

(1)

Amounts in this column represent RSUs that were unvested as of December 31, 2023. These amounts have been adjusted where applicable to reflect the cancellation of shares that were used to pay taxes associated with the applicable NEO being retirement-eligible pursuant to the applicable award agreements governing the outstanding awards.

(2)	Amounts in this column are calculated based on the closing price of $224.88 of the Company’s common stock on December 29, 2023, the last trading day of 2023.
(3)	Amounts in this column represent performance units that will vest, if at all, in amounts that depend on the Company’s performance over a three-year performance period, all as described below.
(4)	This award of RSUs vests ratably in equal parts on February 21, 2024, February 21, 2025 and February 21, 2026.
(5)

This award of performance units was made in 2023 and has a three-year performance period (January 2023 to December 2025). The conditions for vesting of this award are described above in “Compensation Discussion and Analysis—Elements of the Company’s Compensation Program—Annual Long-Term Incentive Awards—2023 Performance Unit Awards.” In accordance with the rules of the SEC, which require disclosure of awards at the level immediately above actual levels achieved at the end of the prior fiscal year, the number of shares reported represents the number of performance units that would vest on December 31, 2025 at the maximum of 250% of the target number of performance units awarded.

(6)

This award of performance units was made in 2022 and has a three-year performance period (January 2022 to December 2024) and vests based on the Company’s relative TSR. In accordance with the rules of the SEC, which require disclosure of awards at the level immediately above actual levels achieved at the end of the prior fiscal year, the number of shares reported represents the number of performance units that would vest on December 31, 2024 at 110% of the target number of performance units awarded.

(7)	This award of RSUs vested in full on February 21, 2024.
(8)	This award of RSUs vests ratably in equal parts on February 21, 2024 and February 21, 2025.

2023 Option Exercises and Stock Vested

The following table sets forth, for each NEO, information about the lapse of restrictions on RSUs and restricted stock and the vesting of performance units during 2023. No NEOs exercised stock options during 2023.

	STOCK AWARDS

NAME	NUMBER OF SHARES ACQUIRED ON VESTING	VALUE REALIZED ON VESTING

	(#)	($)

(a)	(d)	(e)

Scott D. Sheffield	810 (1)	191,897	(1)
	181,708 (4)	41,274,972	(4)

Richard P. Dealy	2,378 (2)	489,725	(2)
	3,714 (2)	764,861	(2)
	3,539 (2)	728,822	(2)
	373 (1)	88,367	(1)
	41,788 (4)	9,492,144	(4)
	3,715 (3)	843,862	(3)
	7,079 (3)	1,607,995	(3)

Neal H. Shah	634 (2)	130,566	(2)
	1,857 (2)	382,431	(2)
	1,769 (2)	364,308	(2)
	20,893 (4)	4,745,845	(4)
	1,858 (3)	422,045	(3)
	3,540 (3)	804,111	(3)
	4,252 (3)	965,842	(3)

Mark S. Berg	1,838 (2)	378,518	(2)
	2,392 (2)	492,608	(2)
	1,857 (2)	382,431	(2)
	253 (1)	59,938	(1)
	27,960 (4)	6,351,114	(4)

J.D. Hall	1,911 (2)	393,551	(2)
	2,485 (2)	511,761	(2)
	1,917 (2)	394,787	(2)
	159 (1)	37,669	(1)
	27,960 (4)	6,351,114	(4)
	2,486 (3)	564,695	(3)
	3,835 (3)	871,120	(3)

(1)

The shares reflected in these rows represent shares that were cancelled from previous grants of RSUs on November 14, 2023 in order to pay tax liabilities associated with the applicable NEO being eligible for retirement vesting pursuant to the award agreements governing the outstanding RSUs, and the value realized was computed based on the closing stock price of $236.91 on the vesting date. The shares were not distributed to the NEOs during 2023, but were used to directly pay taxes associated with the outstanding awards.

(2)

The value realized with respect to vesting of these restricted stock awards or RSUs is based on the closing price per share of $205.94 of the Company’s common stock on February 21, 2023, the vesting date.

(3)

The value realized with respect to vesting of these restricted stock awards or RSUs is based on the closing price per share of $227.15 of the Company’s common stock on December 15, 2023, the vesting date in connection with the Compensation Committee’s acceleration of these RSUs.

(4)

The value realized with respect to vesting of these 2021 performance units is based on the closing price per share of $227.15 of the Company’s common stock on December 15, 2023, the vesting date in connection with the Compensation Committee’s acceleration of these performance units. Such does not reflect the actual value received by the NEO upon such vesting events.

Pension Benefits

The Company does not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for its NEOs.

2023 Non-Qualified Deferred Compensation

The Company’s NEOs participate in the 401(k) Plan, a Company-sponsored, tax-qualified defined contribution retirement plan, and a non-qualified deferred compensation plan. The following table provides information about participation of each NEO in the Company’s non-qualified deferred compensation plan:

NAME	EXECUTIVE CONTRIBUTIONS IN LAST FY (1)	REGISTRANT CONTRIBUTIONS IN LAST FY (2)	AGGREGATE EARNINGS IN LAST FY (3)	AGGREGATE BALANCE AT LAST FYE (4)

	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(f)

Scott D. Sheffield	146,924	146,924	110,338	1,279,680

Richard P. Dealy	114,441	76,294	958,101	6,587,982

Neal H. Shah	60,963	60,963	110,083	656,847

Mark S. Berg	115,000	108,911	43,541	1,901,089

J.D. Hall	89,012	55,632	253,765	2,467,548

(1)	The amounts reported in this column were deferred at the election of the NEO and are also included in the amounts reported in the Salary or Bonus column of the “Summary Compensation Table” for 2023.
(2)	The amounts in this column are also included in the All Other Compensation column of the “Summary Compensation Table” for 2023.
(3)	The amounts in this column represent aggregate earnings on the investments made in the non-qualified deferred compensation plan that accrued during 2023. No earnings are above-market or preferential.
(4)

The aggregate balance for each NEO in the non-qualified deferred compensation plan reflects the cumulative value, as of December 31, 2023, of the contributions to the plan made by that NEO and the Company for the NEO’s account, and any earnings on these amounts, since the NEO began participating in the plan. The Company has previously reported the Company contributions, executive contributions and above-market returns (to the extent the NEO’s compensation was required to be reported for the NEO pursuant to SEC rules) in its Summary Compensation Table since the 2006 fiscal year. The cumulative amount of Company and executive contributions and above-market returns, if any, previously reported in the Summary Compensation Table for each of the NEOs are as follows (with the applicable cumulative begin year): Mr. Sheffield, $900,873.88 (2019 - resumed employment); Mr. Dealy, $2,276,132.94 (2006); Mr. Berg, $1,263,338.67 (2006); Mr. Hall, $840,038.05 (2017 – initial year as an NEO); and Mr. Shah, $212,062.54 (2021 - initial year as an NEO).

The non-qualified deferred compensation plan allows each participant to contribute up to 50% of base salary and 100% of annual cash bonus incentive payments. In addition, the Company provides a matching contribution of 100% of the participant’s contribution up to the first 10% of an executive officer’s base salary. The Company’s matching contribution vests immediately.

The non-qualified deferred compensation plan permits each executive officer to make investment allocation choices for both the executive officer’s contributions and the Company matching contributions made on the executive’s behalf among the designated mutual funds offered as investment options under the non-qualified deferred compensation plan.

A participant’s vested benefits may, at the option of the participant, be distributed in a single lump sum cash payment, in five annual installments or in ten annual installments. Participants elect to receive this account balance under the Company’s non-qualified deferred compensation plan either upon separation from service or the first day of the plan year following the participant’s separation from service. Payments upon separation from service will be delayed six months in accordance with Section 409A of the Code in the event a participant is a “specified employee” for purposes of Section 409A.

A participant may be entitled to make a withdrawal prior to his or her termination of employment if the plan administrator determines that the participant has experienced an unforeseeable financial emergency, to the extent necessary to satisfy the participant’s needs. An unforeseeable emergency is defined in the plan as a severe financial hardship to the participant that results from: (a) an illness or accident of the participant, the participant’s spouse, the participant’s beneficiary or the participant’s dependent, (b) a loss of the participant’s property due to casualty, or (c) such other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the participant.

In the event of a change in control, which would occur upon the consummation of the pending ExxonMobil merger, the entire amount credited to a participant under the non-qualified deferred compensation plan will be paid to the participant in a single lump sum cash payment. The plan relies upon the definition of a “change in control” as it exists in the Long Term Incentive Plan at the time of occurrence of the change in control.

If a participant dies prior to the complete payment of his account, the entire amount remaining under the non-qualified deferred compensation plan will be paid in a single lump sum cash payment to the participant’s beneficiary in the first calendar quarter following the participant’s death.

Potential Payments upon Termination or Change in Control

Equity Awards

Performance Units. If an NEO’s employment with the Company is terminated during the performance period, the following rules will determine the number of performance units, if any, the following rules will apply:

•	Termination for Cause; Resignation without Good Reason: All performance units will be forfeited.

•

Death: With respect to the 2022 performance units, the NEO will generally receive a pro-rata portion of the target performance units. With respect to the 2023 performance units, if the NEO attained normal retirement (age 55, 5 years of service and an aggregate age plus years of service of 65), the NEO will generally receive acceleration of the performance units based on the greater of actual performance as of the date of termination and target performance; however, if the NEO did not attain normal retirement, the NEO will instead receive a pro-rata portion of the target performance units.

•

Disability: With respect to the 2022 performance units, if the NEO was age 60 as of December 31, 2023, the NEO will generally receive a number of performance units equal to the number of performance units that would have been earned if the NEO had continued employment through the end of the performance period; however, if the NEO was not age 60 as of December 31, 2023, the NEO will instead receive a pro-rata portion of the target performance units. With respect to the 2023 performance units, if the NEO attained normal retirement (age 55, 5 years of service and an aggregate age plus years of service of 65), the NEO will generally receive acceleration of the performance units based on the greater of actual performance as of the date of termination and target performance; however, if the NEO did not attain normal retirement, the NEO will instead receive a pro-rata portion of the target performance units.

•

Normal Retirement: With respect to the 2022 performance units, if the NEO’s normal retirement (age 60 with 5 years of service) is at least one year after the grant date, the NEO will receive a number of performance units equal to the number of performance units that would have been earned if the NEO had continued employment through the end of the performance period; however, if the normal retirement occurs prior to one year after the grant date, then the NEO will receive a pro-rata portion of such performance units. With respect to the 2023 performance units, if the NEO’s normal retirement (age 55, 5 years of service and an aggregate age plus years of service of 65) is at least six months after the grant date, the NEO will receive a number of performance units equal to the number of performance units that would have been earned if the NEO had continued employment through the end of the performance period; however, if the normal retirement occurs prior to six months after the grant date, then the NEO will receive a pro-rata portion of such performance units.

•

Termination without Cause; Resignation for Good Reason: Mr. Sheffield will receive a number of performance units equal to the number of performance units that would have been earned if he had continued employment through the end of the performance period, and the other NEOs will receive settlement of a number of performance units equal to the number of performance units that would have been earned if the NEOs had continued employment through the end of the performance period multiplied by the pro ration fraction.

RSUs. If an NEO’s employment with the Company is terminated prior to the vesting date, the following rules will apply: (1) if an NEO is terminated by the Company for cause or by the NEO without good reason, all of the unvested RSUs subject to the award will be forfeited to the Company, and (2) if an NEO is terminated due to death, disability, normal retirement, by the Company without cause or by the NEO for good reason, the RSUs will vest on a pro rata based on the number of months since the date of grant (unless, in the case of retirement, the grant date of the award was at least six months (for the 2023 RSUs) or one year (for 2022 and earlier RSUs) prior to the retirement date, in which case there would be no pro ration); however, for Mr. Sheffield in the cases of termination without cause or by Mr. Sheffield for good reason, in which cases the RSUs will vest in full.

ExxonMobil Merger. In connection with the merger with ExxonMobil, each outstanding, unvested equity award granted prior to October 10, 2023, including any such awards held by the NEOs, will be accelerated and converted in a right to receive the merger consideration, with performance deemed earned at the maximum level of performance. Awards granted on or after October 10, 2023 will not be accelerated and will instead convert into ExxonMobil awards, subject to the existing vesting schedule.

Severance Agreements

The Company is party to severance agreements with each NEO other than Mr. Shah. The severance agreements provide that, if the NEO terminates employment for good reason or if the NEO’s employment with the Company terminates other than for cause, death, disability or normal retirement, the Company must pay the officer a separation payment in addition to earned salary and vested benefits. The separation payment is an amount equal to the sum of:

•	one times the officer’s base salary (three times base salary for Mr. Sheffield),

•

18 times the monthly cost for the officer to continue coverage for himself and his eligible dependents under the Company’s group medical plans (36 times the monthly cost in the case of Mr. Sheffield), and

•	1/12th of the officer’s base salary if the date of termination is less than 30 days following the notice of termination and the officer’s employment is terminated by the Company.

In the case of Mr. Sheffield, the severance agreement also provided for the immediate vesting of certain equity awards under the Long Term Incentive Plan, as described in more detail in the footnotes to Mr. Sheffield’s quantification table below. Payment of an NEO’s annual cash bonus incentive for the year of termination on any type of termination, other than a change in control termination (discussed below), is at the discretion of the Compensation Committee. The severance agreements terminate upon a change in control of the Company.

Upon a termination of employment due to death, disability or a normal retirement, the severance agreements also provide for the payment of (1) any earned but unpaid salary and all accrued or vested obligations due to the NEO pursuant to the Company’s employee benefit plans at the time of the termination, including any compensation that had previously been deferred by the officer and (2) a separation payment in the amount of the executive officer’s base salary, except that the Severance Agreement for Mr. Sheffield does not entitle him to a separation payment in the event of a voluntary retirement.

The severance agreements contain certain confidentiality, non-solicitation and non-interference provisions. The confidentiality provisions generally extend until three years following an executive’s termination of employment, while the non-solicitation of employees and non-interference with business relationships provisions extend for two years following the executive’s termination date.

Severance Plan

As noted above, Mr. Shah is not a party to a severance agreement. Beginning in 2015, the Company ceased entering into individual severance agreements with new officers, who are eligible to participate in the Company’s Severance Plan. NEOs that had previously entered into severance agreements were not impacted and maintained their individual agreements. Eligibility for benefits pursuant to the Severance Plan generally arises in two situations: (1) when an employee has been terminated by the Company without cause, or the employee resigns for good reason, in either case within the two year period following a change in control event, or (2) an employee is terminated in connection with certain asset sales, reorganizations or similar business transactions impacting a business unit in which the employee works, although there are certain exceptions and additional requirements to receive benefits pursuant to the Severance Plan, such as the execution of a general release in the Company’s favor. Mr. Shah’s entitlements in the event of a termination described in clause (1) would be governed by his change in control agreement, as described below. If the termination described in clause (2) above triggers payments pursuant to the Severance Plan, Mr. Shah would be entitled to two weeks of base pay for each year of service, plus one week of base pay for each $10,000 of annual base pay, provided that the maximum severance benefit shall not exceed 52 weeks of base pay, and the minimum severance benefit shall be an amount equal to 12 weeks of base pay.

Change in Control Agreements

The Company is party to change in control agreements with each NEO, which were amended and restated in November 2023, that provide certain payments and benefits upon various terminations of employment on or within two years following a change in control of the Company or following a potential change in control (so long as the change in control of the Company occurs within 12 months after such termination). However, if the change in control is triggered as a result of the merger with ExxonMobil and if the NEO is not provided notice of the NEO’s future position and city of job location on or prior to the 18-month anniversary of the change in control, then the change in control benefits will be automatically extended to the six-month anniversary of the date such notice is provided.

In the event the NEO’s employment is terminated due to death or disability, the change in control agreements provide for a lump sum separation payment equal to the NEO’s annual base salary and payment of any earned but unpaid bonus or cash incentive compensation for completed performance periods. In the event the NEO voluntarily resigns after attaining a minimum retirement age of 55, having a minimum of five years of service and having an age plus years of service of at least 65, the change in control agreements provide for a lump sum payment equal to the NEO’s annual base salary. In the event the NEO is terminated without cause by Pioneer or resigns in a termination for good reason, the change in control agreements provide for the following benefits:

•

A lump sum separation payment equal to (a) 2.99 times the sum of (i) the NEO’s base salary and (ii) the greater of the NEO’s target bonus (as defined in the change in control agreements) or the average of the last three annual bonuses paid to the NEO; plus (b) a pro-rated target bonus (other than for Mr. Sheffield); plus (c) if such termination occurs prior to the change in control, a true-up amount for any unvested equity awards granted prior to October 10, 2023 forfeited on such earlier termination based on the value of the Pioneer common stock on the change in control date; plus (d) if 30 days’ notice is not provided for termination by the Company, 1/12th of the NEO’s annual base salary;

•

Continued coverage for the NEO and any eligible dependents under Pioneer’s group medical plans at no cost for 36 months and thereafter at active employee premium rates through the earlier of Medicare eligibility of the NEO (or for any spouse that is covered, the date that the spouse is Medicare eligible) or death of the NEO (or for any spouse that is covered, the date of the spouse’s death), with such coverage being secondary to any other coverage made available to the NEO by a subsequent employer;

•

A lump sum payment equal to the maximum contribution that Pioneer would have been required to make on behalf of the NEO to any retirement and/or deferred compensation plans in which the NEO participated immediately prior to such termination as if the NEO had remained fully employed for 36 months following such termination, based on the elective deferral contribution rate that the NEO had made under such plans in the last complete calendar year preceding such termination (the “Retirement Plan Payment”);

•

If the NEO relocated at the request of Pioneer within one year of the change in control and elects to relocate back to the NEO’s original location following termination, relocation benefits under the relocation policy that was applicable to the original relocation;

•

Full accelerated vesting of any equity-based awards (with any performance vesting being based on the achievement of performance criteria as measured at the time of the change in control), provided that if the change in control is triggered as a result of the merger with ExxonMobil any equity awards granted on or after October 10, 2023 will not be subject to the acceleration provisions set forth in the change in control agreements, but rather will be governed by the applicable grant agreements and awards granted prior to October 10, 2023, will be accelerated (assuming maximum performance) as described above under “Potential Payments upon Termination or Change in Control- Equity Awards -ExxonMobil Merger.”;

•	Payment of any earned but unpaid bonus or cash incentive compensation for completed performance periods;

•	A lump sum payment of $30,000 in lieu of financial and tax counseling and planning assistance benefits for two years; and

•	Upon the NEO’s request, outplacement services through an agency selected by Pioneer at a cost not to exceed $75,000, with such services provided by no later than 12 months following such termination.

Any termination benefits provided to Mr. Sheffield under his change in control agreement will be determined by reference to his base salary, target bonus amounts and retirement plan participation as in effect on October 10, 2023. To the extent any payment or benefit under the CIC Agreements is delayed to comply with Section 409A of the Code, the amount is to be contributed to a grantor trust, with such amount to be invested through such trust in U.S. Treasury securities or money market investments, and the NEO would be paid any earnings accrued on the amount during the required delay period. The change in control agreements do not provide for a “gross-up” payment for excise taxes that might be imposed under Section 4999 of the Code. Instead, the severance and other benefits provided under the change in control agreements are subject to a “best-of-net” provision in the event of excess parachute payments under Section 280G of the Code. In the event excise taxes under Section 4999 of the Code would be imposed in payments made under the change in control agreements, the NEO will either pay the excise tax or have his or her payments and benefits reduced to an amount at which an excise tax no longer applies, based on which result is more favorable to the NEO on an after-tax basis.

Quantification of Potential Payments

The following tables quantify, as of December 31, 2023, the payments and benefits potentially payable to the NEOs upon termination in the following circumstances, and based on the assumptions indicated:

•

The different circumstances presented are a termination of employment: (1) by the Company without cause or by the officer for good reason prior to a change in control, (2) upon normal retirement (for those NEOs who were eligible for retirement as of December 31, 2023), death or disability prior to a change in control, and (3) by the Company without cause or by the officer for good reason upon a change in control. No NEOs are entitled to any benefits upon a voluntary termination without good reason or a termination by the Company for cause.

•

Entry into the Merger Agreement constituted a potential change in control for purposes of the change in control agreement. As such, the non-change in control termination scenarios in the tables below reflect the benefits that would have been provided under the change in control agreement as a result of a termination following a potential change in control and assume the consummation of the Merger within 12 months following termination.

•	Because annual bonuses for 2023 were paid prior to December 31, 2023, no amounts are included in the tables below for any pro-rated bonus for the year of termination.

•

With respect to performance units that vest based on actual performance, the number of shares underlying performance units in the tables below is calculated assuming (i) for the 2022 performance units, 90% of target and (ii) for the 2023 performance units, 202% of target. For purposes of a change in control termination, the number of shares underlying performance units in the tables below is calculated assuming 250% of target in accordance with the Merger Agreement.

•

The date of termination is assumed to be December 31, 2023, and therefore the tables below do not reflect that a portion of the awards that were outstanding on December 31, 2023 and have since vested or the annual grant of the awards in 2024 under the Long Term Incentive Plan.

•

The value of the common stock is assumed to be $224.88, the closing price of the Company’s common stock on December 29, 2023, the last trading day of 2023, and amounts associated with accelerated equity awards also include the value of accumulated dividends.

Definitions of certain terms used in this section are set out below the tables.

Scott D. Sheffield

BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION W/O CAUSE OR RESIGNATION FOR GOOD REASON ($)	NORMAL RETIREMENT ($)	DEATH ($)	DISABILITY ($)	CHANGE IN CONTROL TERMINATION ($)
RSUs	4,878,772	4,878,772	4,878,772	4,878,772	4,878,772
Performance Units	26,369,131	26,369,131	23,603,177	22,812,715	49,066,659
Separation Payment	13,350,250	1,539,450	1,500,000	1,539,450	13,350,250
Medical Benefit Continuation (1)	56,786	—	—	—	56,786
Pay in Lieu of 30-Day Notice (2)	125,000	—	—	—	125,000
Other Benefits (3)	658,500	—	—	—	658,500
Total	45,438,439	32,787,353	29,981,949	29,230,937	68,135,967

(1)	These amounts equal the present value of the continued medical coverage provided under the change in control agreement based on actuarial assumptions.
(2)	This amount is payable only if employment is terminated by the Company and the date of termination is less than 30 days after the date of notice of termination.
(3)	Includes (i) the maximum value of outplacement benefits, (ii) payment in lieu of financial and tax counseling and planning assistance benefits and (iii) the Retirement Plan Payment.

On November 17, 2023, the Company and Mr. Sheffield entered into a transition letter agreement pursuant to which on January 1, 2024, Mr. Sheffield commenced a new, non-executive position as Special Advisor to the Chief Executive Officer of the Company. Mr. Sheffield is expected to serve in such position until the closing of the merger with ExxonMobil. As of January 1, 2024, Mr. Sheffield does not receive a base salary, and is not eligible for future annual cash bonus awards or equity awards, but he will continue to vest in all outstanding equity awards in accordance with the terms thereof. The transition letter also provides for Mr. Sheffield’s continued participation in Pioneer’s benefit plans and utilization of certain fringe benefits as set forth in applicable Company policies. Mr. Sheffield will also remain eligible for the severance payments and benefits provided under his change in control agreement, as described above, and the expiration of his transition services upon the closing of the Transaction will be considered a termination by the Company without Cause.

Richard P. Dealy

BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION W/O CAUSE OR RESIGNATION FOR GOOD REASON ($)	NORMAL RETIREMENT ($)	DEATH ($)	DISABILITY ($)	CHANGE IN CONTROL TERMINATION ($)
RSUs	2,244,302	2,244,302	2,244,302	2,244,302	2,244,302
Performance Units	9,441,344	5,652,626	8,459,016	8,178,350	17,519,253
Separation Payment	5,866,625	788,198	768,000	788,198	5,866,625
Medical Benefit Continuation (1)	245,907	—	—	—	245,907
Pay in Lieu of 30-Day Notice (2)	64,000	—	—	—	64,000
Other Benefits (3)	508,500	—	—	—	508,500
Total	18,370,678	8,685,126	11,471,318	11,210,850	26,448,587

(1)	These amounts equal the present value of the continued medical coverage provided under the change in control agreement based on actuarial assumptions.
(2)	This amount is payable only if employment is terminated by the Company and the date of termination is less than 30 days after the date of notice of termination.
(3)	Includes (i) the maximum value of outplacement benefits, (ii) payment in lieu of financial and tax counseling and planning assistance benefits and (iii) the Retirement Plan Payment.

Neal H. Shah

BENEFITS AND PAYMENTS UPON TERMINATION (1)	TERMINATION W/O CAUSE OR RESIGNATION FOR GOOD REASON ($)	DEATH ($)	DISABILITY ($)	CHANGE IN CONTROL TERMINATION ($) (6)
Performance Units	4,972,051	1,911,339	1,911,339	9,070,835
Separation Payment	5,001,527	615,000	631,175	5,001,527
Medical Benefit Continuation (2)	472,128	—	—	472,128
Pay in Lieu of 30-Day Notice (3)	51,250	—	—	51,250
Other Benefits (4)	433,500	—	—	433,500
Total	10,930,456	2,526,339	2,542,514	15,029,240

(1)

This table does not quantify benefits that could be received upon retirement since Mr. Shah has not met the retirement age requirement within the equity award agreements or change in control agreement as of December 31, 2023. In addition, as of December 31, 2023, Mr. Shah did not hold any outstanding RSUs.

(2)	These amounts equal the present value of the continued medical coverage provided under the change in control agreement based on actuarial assumptions.
(3)	This amount is payable only if employment is terminated by the Company and the date of termination is less than 30 days after the date of notice of termination.
(4)	Includes (i) the maximum value of outplacement benefits, (ii) payment in lieu of financial and tax counseling and planning assistance benefits and (iii) the Retirement Plan Payment.

Mark S. Berg

BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION W/O CAUSE OR RESIGNATION FOR GOOD REASON ($)	NORMAL RETIREMENT ($)	DEATH ($)	DISABILITY ($)	CHANGE IN CONTROL TERMINATION ($)
RSUs	2,345,274	2,345,274	2,345,274	2,345,274	2,345,274
Performance Units	5,130,091	5,130,091	4,597,831	4,445,870	9,509,540
Separation Payment	4,115,742	574,728	560,000	574,728	4,115,742
Medical Benefit Continuation (1)	56,786	—	—	—	56,786
Pay in Lieu of 30-Day Notice (2)	46,667	—	—	—	46,667
Other Benefits (3)	388,500	—	—	—	388,500
Total	12,083,060	8,050,093	7,503,105	7,365,872	16,462,509

(1)	These amounts equal the present value of the continued medical coverage provided under the change in control agreement based on actuarial assumptions.
(2)	This amount is payable only if employment is terminated by the Company and the date of termination is less than 30 days after the date of notice of termination.
(3)	Includes (i) the maximum value of outplacement benefits, (ii) payment in lieu of financial and tax counseling and planning assistance benefits and (iii) the Retirement Plan Payment.

J.D. Hall

BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION W/O CAUSE OR RESIGNATION FOR GOOD REASON ($)	NORMAL RETIREMENT ($)	DEATH ($)	DISABILITY ($)	CHANGE IN CONTROL TERMINATION ($)
RSUs	956,190	956,190	956,190	956,190	956,190
Performance Units	5,130,091	3,077,692	4,597,831	4,445,870	9,509,540
Separation Payment	4,115,742	574,728	560,000	574,728	4,115,742
Medical Benefit Continuation (1)	282,446	—	—	—	282,446
Pay in Lieu of 30-Day Notice (2)	46,667	—	—	—	46,667
Other Benefits (3)	388,500	—	—	—	388,500
Total	10,919,636	4,608,610	6,114,021	5,976,788	15,299,085

(1)	These amounts equal the present value of the continued medical coverage provided under the change in control agreement based on actuarial assumptions.
(2)	This amount is payable only if employment is terminated by the Company and the date of termination is less than 30 days after the date of notice of termination.
(3)	Includes (i) the maximum value of outplacement benefits, (ii) payment in lieu of financial and tax counseling and planning assistance benefits and (iii) the Retirement Plan Payment.

Definitions. For purposes of the severance and change in control agreements (as of December 31, 2023), the terms set forth below generally have the meanings described below:

•

“Change in control” - includes the occurrence of any of the following events or circumstances: (1) a person or group acquires securities of the Company that, together with any other securities held by such person, constitutes 40 percent or more of the voting power of the then outstanding voting securities of the Company, except for acquisitions directly from the Company and acquisitions by an employee benefit plan sponsored or maintained by the Company; (2) a majority of the members of the Board changes, other than new members elected or nominated by at least a majority of the then-current Board, absent an election contest or similar proxy dispute; (3) the Company engages in a business combination transaction, or sells all or substantially all of its assets, unless the Company’s stockholders prior to the transaction own more than half of the voting interest of the resulting entity (in substantially the same ratios) after the transaction, and neither of the events in items (1) and (2) above has occurred for the resulting entity; or (4) the Company’s stockholders approve a complete liquidation or dissolution of the Company. The change in control agreements also restrict the definition of a “change in control” to a change in control event for purposes of Section 409A of the Code in the event that an executive officer would receive payments under the agreement due to a termination of employment following a “potential change in control” but prior to the occurrence of a “change in control.”

•

“Potential change in control” - (1) a person or group announces an intention to effect a change in control, or commences an action that, if successful, could reasonably be expected to result in a change in control; (2) the Company enters into an agreement that would constitute a change in control; or (3) any other event occurs that the Board declares to be a potential change in control.

•

“Cause” – the NEO’s (1) failure to substantially perform his or her duties, unless due to physical or mental incapacity, or to comply with a material written policy of the Company; (2) engaging in an act of gross misconduct resulting in material damage to the Company’s business or reputation; (3) failure to cooperate in connection with an investigation or proceeding into the business practices or operations of the Company; or (4) conviction of a felony or a crime or misdemeanor involving moral turpitude or financial misconduct.

•

“Disability” - physical or mental impairment or incapacity of such severity that, in the opinion of the Company’s chosen physician, the NEO is unable to continue to perform his or her duties, or the NEO becomes entitled to long-term disability benefits under any of the Company’s employee benefit plans.

•

“Good reason” – for the change in control agreements generally means: (1) the assignment to the NEOs of any duties inconsistent in any material adverse respect with the NEO’s position, authority or responsibilities as in effect immediately prior to a Potential Change in Control or a Change in Control, or any other material adverse change in such position, which will be deemed to have occurred unless, following the date of the Change in Control the NEO holds such position or positions that are substantially comparable to the position or positions held by the NEO immediately prior to the Change in Control; (2) failure by the Company provide the NEO with an annual base which is at least equal to the NEO’s base salary immediately prior to the Change in Control or Potential Change in Control; (3) failure by the Company to provide the NEO with a reasonably achievable opportunity to receive an annual bonus ranging from 100%, at targeted levels of performance, to 200%, at superior levels of performance, of the NEO’s target bonus; (4) failure by the Company to provide the NEO with annual awards of long-term incentive compensation that have a value at least equal to the average dollar value of the NEO’s last three annual long-term incentive compensation awards; (5) failure by the Company to permit the NEO to participate in or be covered under all pension, retirement, deferred compensation, savings, medical, dental, health, disability, group life, accidental death and travel accident insurance plans and programs at a level that is at least as favorable to the NEO as prior to the Change in Control; or (6) required geographic location of more than 50 miles; or (7) failure by any successor to the Company to assume the change in control agreement. The definition of “good reason” in Mr. Sheffield’s severance agreement is similar to the definition in the change in control agreements, except that the definition of “good reason” also includes the failure of the Company to nominate him for re-election to the Board, or any failure of the stockholders to re-elect him to the Board, unless due to his death, disability, termination for cause or voluntary resignation. In the severance agreements for officers other than Mr. Sheffield, “good reason” generally means a demotion of the officer to an officer position junior to his then existing position, or to a non-officer position, or a reduction in base salary that is not a Company-wide reduction and that is greater than 80 percent of the highest base salary that the NEO has ever received from the Company, or a reduction in base salary (whether or not a Company-wide reduction) that, when combined with the net effect of all prior reductions in base salary, results in the base salary payable to the NEO being less than 65 percent of the highest base salary that the NEO has ever received from the Company.

•	“Normal retirement” - reaching the age of 55 years with at least 5 years of service and an aggregate age plus years of service of 65.

CEO Pay Ratio

The Company is required to disclose the ratio of the CEO’s annual total compensation to the annual total compensation of the median compensated employee other than the CEO, calculated in accordance with the rules applicable to the “Summary Compensation Table” above. To comply with this requirement, the Company examined the cumulative 2023 Medicare-taxable wages reported on Form W-2 of all individuals who were employed by the Company on December 31, 2023, the last day of the payroll year, as reflected in the Company’s payroll records. The Company included all employees, whether employed on a full-time, part-time, or seasonal basis, and did not annualize the compensation for any full-time employees that were not employed for the entire period. The Company then calculated, for the employee identified to be at the median level, the annual total compensation of that employee using the same methodology required for the NEOs as set forth in the 2023 Summary Compensation Table above, which amounted to $175,921. Mr. Sheffield’s annual total compensation for 2023 as reported in the Summary Compensation Table was $67,671,821. As a result, the Company estimates that the ratio of the annual total compensation of the Company’s CEO to the median of the annual total compensation of all employees other than the CEO for 2023 was 383-to-1.

Compensation Programs and Risk Considerations

The Company does not believe that its policies and practices of compensating its employees give rise to risks that are reasonably likely to have a material adverse effect on the Company. In making this determination, the Company considered the following:

•

The Board has adopted a clawback policy, and has established substantial stock ownership guidelines for the Company’s directors and executive officers, as well as other officers of the Company and its subsidiaries.

•

As discussed in the Compensation Discussion and Analysis section, the Company’s compensation program for its executive officers is weighted toward pay-for-performance; however, the Company believes the following aspects mitigate against its executive officers taking excessive risk:

•

The Board oversees the long-term strategic direction of the Company, and in doing so periodically reviews the Company’s strategic plans, management’s operational performance, future plans and the business justifications therefor.

•

The annual long-term incentive plan award component of the program, which is intended to be the largest component of each executive officer’s overall compensation package, is divided into different types of awards, but all are weighted toward long-term achievement, with vesting over a period of three years that are based on the value of the Company’s stock and not on any particular metric, which could encourage risk-taking.

•

Each executive officer’s annual cash bonus incentive payment is based on a number of goals set for the Company as a whole, some of which counteract the potential for risk taking, such as goals for levels of indebtedness, safety and environmental targets, capital spending limits and cost control targets, and is ultimately subject to the Compensation Committee’s discretion so that the Compensation Committee can consider both the market conditions at the time of the decision and the risk profile associated with the actions taken by the Company.

•

With regard to the Company’s overall compensation program, the Company’s compensation philosophy is focused on the Company’s performance as a whole, and any variations in compensation based on achievements within any one employee group consist of relatively small adjustments to salary and bonus. The Company does not compensate any division or group of its employees significantly differently than any other. In addition, the majority of the Company’s employees receive grants of equity awards each year that vest over a period of three years in order to align their interests with the long-term performance of the Company.

Director Compensation

The Board’s practice is to review the Company’s non-employee director compensation program from time to time based on recommendations from the Compensation and Leadership Development Committee, and generally, any changes are made effective as of the next following Annual Meeting of Stockholders. The Compensation and Leadership Development Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation and Leadership Development Committee. The Compensation and Leadership Development Committee may form and delegate some or all of its authority to subcommittees when it deems appropriate. Every other year, the Compensation and Leadership Development Committee conducts an in-depth benchmarking review of the program with Meridian, its independent compensation consultant, including each element of the program as well as the compensation in total, comparing the program with the programs of the same peer group used by the Compensation and Leadership Development Committee for purposes of benchmarking executive compensation. The Compensation and Leadership Development Committee conducts a high-level review of the program in years when the full benchmarking review is not done. Based on the Company’s non-employee director compensation program benchmarking review and after consultation with Meridian, the Compensation and Leadership Development Committee recommended, and the Board approved, the elements of the program listed below.

The elements of compensation for the Company’s non-employee directors as of January 1, 2023 were as follows:

•	Annual base retainer fee of $85,000 payable in cash;

•	Annual grant of RSUs of $225,000;

•	Additional annual retainer fee of $175,000 (payable $100,000 in RSUs and $75,000 in cash) for the Independent Chairman of the Board; and

•

Additional annual retainer fee of $20,000 (payable $15,000 in RSUs and $5,000 in cash) for the Chair of the Audit Committee, the Compensation Committee, the Health, Safety and Environment Committee and the Nominating and Corporate Governance Committee.

At its May 2023 meeting, the Compensation Committee reviewed a benchmarking study of non-employee director compensation prepared by Meridian, which included information as to the programs of the same peer group used by the Compensation and Leadership Development Committee for purposes of benchmarking executive compensation for 2023, except that Continental Resources, Inc. was removed due to its being acquired. Meridian’s study showed that Pioneer’s non-employee director compensation program for committee chairs was slightly above the peer median, despite the Company being in the 75th percentile in terms of market capitalization. As a result, the Compensation Committee recommended, and the Board approved, an increase from $20,000 to $25,000, with $20,000 payable in RSUs and $5,000 payable in cash, to the additional annual retainer for the chairs of each of the Audit Committee, the Nominating and Corporate Governance Committee, the Health, Safety and Environment Committee and the Compensation Committee. This change took effect immediately following the 2023 Annual Meeting of Stockholders.

All of the RSUs received in payment of non-employee directors’ annual fees vest quarterly on a pro rata basis during the director year, and the price that is used to calculate the number of RSUs granted is based on an average of the closing stock prices over the 30 trading days prior to the date of the annual meeting of stockholders at which the directors were elected. In the event of a director’s death or disability or in the event of a change in control of Pioneer, outstanding RSUs held by directors will become fully vested. Non-employee directors may elect to defer settlement of their RSUs until the earliest to occur of (i) the one-year anniversary of the director’s retirement, resignation or removal from the Board, (ii) a date certain that the director specifies, (iii) the director’s death or (iv) a change in control of the Company.

Additionally, non-employee directors are (i) eligible to participate in the Company’s matching charitable contribution program, pursuant to which the Company will match up to $5,000 of eligible contributions to a charity of a director’s choice each year, and in the Company’s program pursuant to which it will make a contribution to the charity of a director’s choice in an amount equal to the director’s contribution to the Company’s political action committee, up to $5,000, (ii) provided information technology support by the Company and (iii) reimbursed for travel and certain other related expenses to attend meetings of the Board or its committees and director education seminars and for the cost of certain trade publications. No additional fees are paid for attendance at Board or committee meetings. In those instances when a director’s spouse accompanies the director to Board or committee meetings or director education seminars, the Company reimburses the director for the cost of the spouse’s travel and certain related expenses.

2023 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors during 2023. Messrs. Sheffield and Dealy, whose employee compensation is reflected in the Summary Compensation Table, did not receive additional compensation in 2023 for serving on the Board.

NAME	FEES EARNED OR PAID IN CASH	STOCK AWARDS (1)	ALL OTHER COMPENSATION (2)	TOTAL

	($)	($)	($)	($)

(a)	(b)	(c)	(g)	(h)

A.R. Alameddine	85,000	222,097	—	307,097

Edison C. Buchanan	85,000	222,097	7,500	314,597

Maria S. Dreyfus	85,000	222,097	—	307,097

Matthew M. Gallagher (4)	85,000	222,097	—	307,097

Lori A. George	85,000	222,097	4,550	311,647

Phillip A. Gobe	90,000	241,844	3,013	334,857

Jacinto Hernandez (3)	42,500	—	5,000	47,500

Stacy P. Methvin	90,000	241,844	—	331,844

Royce W. Mitchell	90,000	241,844	—	331,844

Frank A. Risch (3)	42,500	—	1,000	43,500

J. Kenneth Thompson	160,000	320,831	5,000	485,831

Phoebe A. Wood	90,000	241,844	5,000	336,844

(1)

Stock awards represent the aggregate grant date fair value of RSU awards granted in 2023, determined in accordance with FASB ASC Topic 718, based on the market-quoted closing price of the Company’s common stock on the last trading day prior to the grant date of the awards. Additional detail regarding the Company’s share-based awards is included in Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Aggregate director stock awards for which restrictions had not lapsed as of December 31, 2023, totaled (i) 958 shares for Messrs. Alameddine and Gallagher; (ii) 858 shares for Ms. Dreyfus; (iii) 838 shares for Ms. George; (iv) 756 shares for Mr. Thompson; (v) 570 shares for Messrs. Gobe and Mitchell and Mses. Methvin and Wood; and (vi) 524 shares Mr. Buchanan. In accordance with director elections, shares for which vesting services had been performed but for which share issuance has been deferred totaled 3,299 for Mr. Alameddine; 22,857 for Mr. Buchanan; 4,712 for Mr. Gallagher; 3,451 for Ms. George; 2,748 for Mr. Gobe; 1,570 for Mr. Hernandez; 2,750 for Ms. Methvin; 2,233 for Mr. Mitchell; and 8,503 for Ms. Wood as of December 31, 2023. The Company did not issue to the directors any options to purchase the Company’s common stock during 2023 and the directors did not hold any unexercised stock options as of December 31, 2023.

(2)

Amounts reported in the All Other Compensation column consist of matching contributions made by the Company under its programs that (i) match gifts to charitable organizations and (ii) match gifts to qualifying educational institutions and makes contributions to the charity of a director’s choice in an amount equal to the director’s contribution to the Company’s political action committee.

(3)	Messrs. Risch and Hernandez both departed from the Board in May 2023.
(4)	Mr. Gallagher departed from the Board on March 1, 2024.

Stock Ownership Guidelines for Non-Employee Directors

To support the Company’s commitment to significant stock ownership, the Company has established an ownership guideline that non-employee directors own stock with a value of at least $500,000, which is approximately seven times the cash annual base retainer fee. The non-employee directors have three years after joining the Board to meet this guideline. Directors are required to retain all shares of common stock acquired upon the vesting of RSUs, other than sales to satisfy tax obligations, until the ownership guideline is reached. In evaluating compliance by directors with the stock ownership guidelines, the Compensation and Leadership Development Committee has established procedures to minimize the effect of stock price fluctuations on the deemed value of the individual’s holdings. As of April 24, 2024, all non-employee directors were in compliance with this ownership guideline.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Summarized information about the Company’s equity compensation plans is as follows:

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
(b)

The number of remaining securities available for future issuance under the Company’s 2006 Long-Term Incentive Plan is based on the aggregate securities authorized for issuance under the plan of 12,600,000.

(c)

The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units as of December 31, 2023.

(d)

The number of remaining securities available for future issuance under the Company’s Employee Share Purchase Plan is based on the aggregate securities authorized for issuance under the plan of 2,500,000.

See Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of the Original Form 10-K for additional information.

Beneficial Owners of More than Five Percent of the Company’s Outstanding Shares

The following table sets forth certain information regarding the beneficial ownership of common stock by each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company’s common stock (as of the date of such stockholder’s Schedule 13G, Schedule 13D or amendment thereto filed with the SEC).

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED (#)	PERCENTAGE OF CLASS (1)
The Vanguard Group, Inc. (2) 100 Vanguard Boulevard Malvern, PA 19355	20,256,685	8.7%
BlackRock, Inc. (3) 55 East 52nd Street New York, NY 10055	15,679,244	6.7%
State Street Corporation (4) 1 Lincoln Street Boston, MA 02111	14,584,905	6.2%

(1)	Based on 233,675,158 shares of common stock outstanding as of 4/24/2024.
(2)

According to an Amendment to Schedule 13G filed with the SEC on February 13, 2024, as of December 29, 2023, The Vanguard Group, Inc. had sole voting power with regard to zero shares, shared voting power with regard to 284,048 shares, sole dispositive power with regard to 19,266,337 shares, and shared dispositive power with regard to 990,348 shares.

(3)

According to an Amendment to Schedule 13G filed with the SEC on January 26, 2024, as of December 29, 2023, BlackRock Inc. had sole voting power with regard to 14,336,092 shares, shared voting power with regard to zero shares, sole dispositive power with regard to 15,679,244 shares, and shared dispositive power with regard to zero shares.

(4)

According to an Amendment to Schedule 13G filed with the SEC on January 30, 2024, as of December 29, 2023, State Street Corporation had sole voting power with regard to zero shares, shared voting power with regard to 11,010,371 shares, sole dispositive power with regard to zero shares, and shared dispositive power with regard to 14,576,114 shares.

Directors and Named Executive Officers as well as Directors and Officers as a Group

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 24, 2024, except as otherwise stated, by each NEO and current director of the Company, and all directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire as of June 23, 2024 (60 days after April 24, 2024) through the exercise of any stock options, through the vesting/settlement of RSUs payable in shares, or upon the exercise of other rights. Beneficial ownership excludes options or other rights vesting after April 24, 2024 and any RSUs vesting/settling, as applicable, on or before April 24, 2024 that may be payable in cash or shares at the Company’s election.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES (1) (#)
Scott D. Sheffield (2)(3)(4)(5)	620,687
Richard P. Dealy (2)(6)(7)	310,433
Neal H. Shah (2)	32,697
Mark S. Berg (2)(8)	105,460
J.D. Hall (2)	62,635
A.R. Alameddine (3)(10)	34,197
Edison C. Buchanan (3)	26,037
Maria S. Dreyfus (2)(3)	3,732
Lori A. George (2)(3)	3,975
Phillip A. Gobe (3)	11,132
Stacy P. Methvin (3)(4)	16,992
Royce W. Mitchell (3)	17,719
J. Kenneth Thompson (3)(9)	18,145
Phoebe A. Wood (3)	14,564
All executive officers and directors as a group (19 persons) (6)	1,343,280

(1)	The Company’s directors and executive officers do not, individually or in total as a group, own more than one percent of the Company’s common stock.
(2)

Excludes the following number of RSUs that are unvested and will not vest within 60 days of March 30, 2024: Mr. Sheffield, 13,924, Mr. Dealy, 47,381; Mr. Shah, 15,066; Mr. Berg, 16,096; Mr. Hall, 14,250; Ms. George, 314; Ms. Dreyfus 334; and directors and executive officers as a group, 142,395. Also, excludes the performance units held by the executive officers that will vest if and to the extent predetermined performance targets are achieved.

(3)

Includes the following number shares underlying RSUs for which vesting services had been performed but for which share issuance has been deferred in accordance with director elections: Mr. Sheffield, 2,853; Mr. Alameddine, 3,733; Ms. George, 3,713; Mr. Buchanan, 22,857; Mr. Gallagher, 5,670; Mr. Gobe, 2,748; Ms. Methvin, 2,750; Mr. Mitchell, 2,233; and Ms. Wood, 8,503. Includes the following number of (i) unvested restricted shares or (ii) unvested RSUs that will vest within 60 days: Messrs. Alameddine, Buchanan, and Gallagher, 262; Mses. George and Dreyfus, 262; Messrs. Gobe and Mitchell, 285; Mses. Methvin and Wood, 285; and Mr. Thompson, 378.

(4)

Includes the following number of shares held in the names of each respective officer’s or director’s spouse, children or in trusts for the benefit of family members: Mr. Sheffield, 2,760; and Ms. Methvin, 100.

(5)

Includes 28,000 shares owned by trusts whose beneficiaries are members of Mr. Sheffield’s family and for which he or his spouse serves as trustee, but Mr. Sheffield has no beneficial interest in the trusts, and 156,739 shares owned by a family limited partnership, the general partner of which is controlled by Mr. Sheffield and the limited partners of which are Mr. Sheffield and his spouse and trusts established for the benefit of his family members.

(6)	Includes the following number of shares held in 401(k) Plan: Mr. Dealy, 413; and directors and executive officers as a group, 1,238.
(7)

Includes 141,332 shares owned by a family limited partnership, the general partner of which is controlled by Mr. Dealy and the limited partners of which are Mr. Dealy and his spouse and trusts established for the benefit of his family members.

(8)	Includes 81,821 shares owned by trusts whose beneficiaries are members of Mr. Berg’s family and for which he or his spouse serves as trustee, but Mr. Berg has no beneficial interest in the trusts
(9)	Includes 2,350 shares held in Mr. Thompson’s investment retirement account.
(10)	Includes 8,611 shares held in Mr. Alameddine’s Family Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Assessment Process. Each year, the Board, with the assistance of the Nominating and Corporate Governance Committee, assesses the independence of the Company’s directors. In making this assessment, the committee and the Board use the independence standards of the NYSE corporate governance rules for determining whether directors are independent, and additionally consider the rules of the SEC and the NYSE in determining independence for Audit Committee and Compensation and Leadership Development Committee members. A director cannot be considered independent unless the Board affirmatively determines that he or she does not have any material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, or any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE and SEC. In addition, the Nominating and Corporate Governance Committee and the Board consider the tenure of each director and whether a long period of service could affect his or her objectivity and independence from management.

Independence of Pioneer’s Directors. The Board has assessed the independence of each director under the independence standards of the NYSE and affirmatively determined that each of Mr. Alameddine, Mr. Buchanan, Ms. Dreyfus, Ms. George, Mr. Gobe, Ms. Methvin, Mr. Mitchell, Mr. Thompson and Ms. Wood, other than Messrs. Sheffield and Dealy, are independent. The Board also determined that Mr. Matthew Gallagher, who resigned from the Board effective March 1, 2024, was independent during the time he served on the Board. In connection with its assessment of the directors’ independence, the Board reviewed the facts and circumstances of certain of the directors’ roles as independent directors of companies that have a business relationship as a vendor or service provider to the Company in the ordinary course of business.

In each such case, the Board concluded that the director is an independent director because he or she is not an employee or officer of the other party and his or her role at the other company is limited to that of an independent director, and the business between Pioneer and the other company would not impair the director’s independence. This was applicable to Ms. Methvin’s former role as an independent director of the general partner of Magellan Midstream Partners, L.P., prior to its acquisition by ONEOK, Inc. in September 2023, which owns interests in pipelines and storage facilities that provide services to the Company, and Mr. Thompson’s former role as an independent director of Tetra Tech, Inc., an engineering consulting firm that provides services to the Company.

Audit Committee. In connection with its assessment of the independence of each non-employee director, the Board also determined that each member of the Audit Committee meets the additional independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Company and that the director not receive from the Company, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director.

Compensation and Leadership Development Committee. In connection with its independence assessment, the Board also determined that each member of the Compensation and Leadership Development Committee meets the additional independence standards of the NYSE and SEC applicable to members of the Compensation and Leadership Development Committee. Those standards require that the Board consider all factors specifically relevant to determining whether a director has a relationship to the Company that is material to his or her ability to be independent from management of the Company in connection with the duties of a member of the committee, including the source of his or her compensation and whether he or she is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

Transactions With Related Persons

Employment of Family Members. Nathan Dealy, the son of Richard P. Dealy, is employed as a Supply Chain Business Analyst. For 2023, his compensation included base salary, an annual equity compensation award under the Company’s Long-Term Incentive Plan and an annual bonus, all of which totaled $254,913. Meagan Dealy, the daughter of Richard P. Dealy, is employed as a Supply Chain Planner II. For 2023, her compensation included base salary, an annual equity compensation award under the Company’s Long-Term Incentive Plan and an annual bonus, all of which totaled $128,418. Tyler Hall, the son of J.D. Hall, is employed as a Business Development Manager of Strategy. For 2023, his compensation included base salary, an annual equity compensation award under the Company’s Long-Term Incentive Plan and an annual bonus, all of which totaled $432,337.

Transactions with Parsley Energy, Inc. Prior to Pioneer’s acquisition of Parsley in January 2021, Parsley was a publicly-traded independent oil and gas company actively operating in the Permian Basin, where the Company operates. Bryan Sheffield, the son of Scott D. Sheffield, was Parsley’s Executive Chairman and was one of its largest stockholders until the acquisition. Bryan Sheffield, as Executive Chairman and an owner of common stock of Parsley and limited liability company interests in Parsley’s majority owned subsidiary, has received certain payments since January 1, 2023, in connection with Pioneer’s acquisition of Parsley which totaled approximately $3.6 million. There will be no additional payments in the future.

Transactions with Marbella Interests, LLC. In November 2021, the Company entered into a sublease agreement with Marbella Interests, LLC (“Marbella”), a company owned by Bryan Sheffield, the son of Scott D. Sheffield, leasing office space that the Company had acquired as part of the Parsley acquisition. The full term of the lease runs through November 30, 2032 and covers approximately 29,300 square feet of office space. As part of the lease terms, Marbella will pay the Company monthly payments covering rent for the office space, parking and operational expenses. Since January 1, 2023, the Company has been paid approximately $2.4 million by Marbella.

Well Operations. Certain of our directors, officers, their immediate family and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) own interests in the Permian Basin pursuant to which the Company and these Related Party Working Interest Owners engage in customary transactions in the ordinary course of the Company’s oil and gas business. These transactions include paying amounts due to the operator of wells by the non-operating working interest owner for its pro rata share of operations, and the operator’s paying to the non-operating working interest owners their share of revenues from wells, pursuant to operating agreements. The Company believes that such transactions, individually and in the aggregate, are not material to the Company and are common to, and on terms consistent with, those done in the ordinary course of the Company’s dealings with other oil and gas companies and interest owners in the Permian Basin. Since January 1, 2023, the Company paid approximately $0.4 million to such Related Party Working Interest Owners in connection with such transactions.

Procedures for Review, Approval and Ratification of Related Person Transactions

The Company’s Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee will review all related person transactions that the rules of the SEC require be disclosed under Item 404 of Regulation S-K, and make a determination regarding the initial authorization or ratification of any such transaction. In the event that the committee considers ratification of a related person transaction and determines not to so ratify, the Corporate Governance Guidelines provide that management will make all reasonable efforts to cancel or annul the transaction. In February 2024, the Nominating and Corporate Governance Committee conducted its annual review of all such related person transactions.

The Corporate Governance Guidelines provide that in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Nominating and Corporate Governance Committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to the Company as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the Company’s Code of Business Conduct and Ethics. There were no transactions since the beginning of 2023 that were required to be reported in “Transactions with Related Persons” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

	YEAR ENDED DECEMBER 31,
	2023 ($)	2022 ($)
Audit Fees (1)	4,293,309	3,850,354
Audit-Related Fees (2)	—	15,000
Tax Fees (3)	1,011,344	855,887
All Other Fees (4)	2,000	3,035
Total	5,306,653	4,724,276

(1)

These amounts represent the aggregate fees of Ernst & Young LLP for professional services rendered for the (i) audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K; (ii) audit of the Company’s internal control over financial reporting; (iii) reviews of the Company’s quarterly financial statements included in its Quarterly Reports on Form 10-Q; and (iv) services in connection with the Company’s other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the years ended December 31, 2023 and 2022. All services were approved by the Audit Committee.

(2)

These amounts represent the aggregate fees for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, that are not included in the audit fees listed above. These include audits associated with the Company’s 2021 divestitures for which the Company was reimbursed by the respective buyer.

(3)	Tax services for the years ended December 31, 2023 and 2022 primarily related to sales and use tax reviews in addition to tax compliance services for 2023.
(4)	Other fees included access to the Ernst & Young LLP online research tool.

Pre-Approval of Audit and Permissible Non-Audit Services

The Charter of the Company’s Audit Committee requires that the Audit Committee review the plan, scope and estimated fees of Ernst & Young LLP’s audit, audit-related, tax and other services and pre-approve such services. During the year, circumstances may arise when it may become necessary to engage Ernst & Young LLP for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before the Company engages the firm to perform those services. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

All of the services described above under the caption “Audit and Non-Audit Fees” were pre-approved in accordance with the Audit Committee Charter and the Audit Committee’s policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number		Description

31.1 (a)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

101 INS (a)	—	XBRL Instance Document.

101. SCH	—	XBRL Taxonomy Extension Schema.

101. CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF (a)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE (a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104.	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	—	Filed herewith.

(b)	—	Furnished herewith.

H	—	Executive Compensation Plan or Arrangement.

*	—	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY
Date: April 29, 2024

	By:	/s/ Richard P. Dealy
Richard P. Dealy
President and Chief Executive Officer