Form 10-Q
period 2024-03-31
PIONEER NATURAL RESOURCES CO
filed 2024-05-02
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of common stock outstanding as of May 1, 2024    233,675,158

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
These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including in Ukraine and the Middle East) and related political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on Pioneer or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company's ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company's development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled; the risk that the transaction between Pioneer and Exxon Mobil Corporation may not be completed on anticipated terms and timing, or at all; the possibility that any of the anticipated benefits of the transaction will not be realized or will not be realized within the expected time period; the risk that disruptions from the transaction will harm Pioneer's business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; litigation relating to the transaction against Pioneer and its directors; the Company's ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to Pioneer's credit facility, (ii) issuers of Pioneer's investment securities and (iii) purchasers of Pioneer's oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company's operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company's water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.
Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Oil and Gas Industry Considerations, Marketing of Production, Sustainability and Environmental Compliance Costs and Regulation," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Pioneer undertakes no duty to publicly update these statements except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451	$240
Accounts receivable, net	1,822	1,590
Inventories	491	476
Investment in affiliate	134	139
Prepaids and other	132	160
Total current assets	3,030	2,605
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	44,480	43,387
Unproved properties	5,771	5,785
Accumulated depletion, depreciation and amortization	(18,397)	(17,639)
Total oil and gas properties, net	31,854	31,533
Other property and equipment, net	1,659	1,656
Operating lease right-of-use assets	543	398
Goodwill	242	242
Other assets	186	179
	$37,514	$36,613
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$2,498	$2,414
Due to affiliates	55	35
Interest payable	16	48
Income taxes payable	230	40
Current portion of debt	11	28
Derivatives	113	53
Operating leases	259	175
Other	170	181
Total current liabilities	3,352	2,974
Long-term debt	4,750	4,807
Derivatives	113	76
Deferred income taxes	4,478	4,402
Operating leases	315	248
Other liabilities	916	935
Equity:
Common shares, $.01 par value; 500,000,000 shares authorized; 245,640,802 and 245,594,927 shares issued as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	18,436	18,506
Treasury shares, at cost; 11,983,632 and 11,971,806 shares as of March 31, 2024 and December 31, 2023, respectively	(2,620)	(2,617)
Retained earnings	7,772	7,280
Total equity	23,590	23,171
Commitments and contingencies
	$37,514	$36,613

The financial information included as of March 31, 2024 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues and other income:
Oil and gas	$3,287	$3,166
Sales of purchased commodities	1,616	1,431
Interest and other income (loss), net	28	(37)
Derivative loss, net	(122)	(44)
Gain on disposition of assets, net	2	25
	4,811	4,541
Costs and expenses:
Oil and gas production	598	455
Production and ad valorem taxes	206	208
Depletion, depreciation and amortization	774	664
Purchased commodities	1,648	1,485
Exploration and abandonments	20	15
General and administrative	92	84
Accretion of discount on asset retirement obligations	5	4
Interest	40	28
Other	24	41
	3,407	2,984
Income before income taxes	1,404	1,557
Income tax provision	(309)	(335)
Net income attributable to common shareholders	$1,095	$1,222

Net income per share attributable to common shareholders:
Basic	$4.68	$5.19
Diluted	$4.57	$5.00

Weighted average shares outstanding:
Basic	234	235
Diluted	239	244

Dividends declared per share	$2.56	$5.58

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2023	233,623	$2	$18,506	$(2,617)	$7,280	$23,171
Dividends declared ($2.56 per share)	—	—	—	—	(603)	(603)
Convertible senior note conversions:
Conversion premium	—	—	(110)	—	—	(110)
Capped call proceeds	—	—	23	—	—	23
Issuance fees and deferred taxes	—	—	(5)	—	—	(5)
Purchases of treasury shares	(12)	—	—	(3)	—	(3)
Share-based compensation:
Vested compensation awards	46	—	—	—	—	—
Compensation costs included in net income	—	—	22	—	—	22
Net income	—	—	—	—	1,095	1,095
Balance as of March 31, 2024	233,657	$2	$18,436	$(2,620)	$7,772	$23,590

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except share data and dividends per share)
(Unaudited)

	Shares Outstanding	Common Shares	Additional Paid-in Capital	Treasury Shares	Retained Earnings	Total Equity
	(in thousands)
Balance as of December 31, 2022	236,036	$2	$18,779	$(1,925)	$5,685	$22,541
Dividends declared ($5.58 per share)	—	—	—	—	(1,314)	(1,314)
Convertible senior note conversions:
Conversion premium	—	—	(138)	—	—	(138)
Capped call proceeds	—	—	31	—	—	31
Issuance fees and deferred taxes	—	—	(7)	—	—	(7)
Purchases of treasury shares	(2,499)	—	—	(520)	—	(520)
Share-based compensation:
Vested compensation awards	199	—	—	—	—	—
Compensation costs included in net income	—	—	23	—	—	23
Net income	—	—	—	—	1,222	1,222
Balance as of March 31, 2023	233,736	$2	$18,688	$(2,445)	$5,593	$21,838

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,095	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	774	664
Exploration expenses	6	—
Deferred income taxes	71	110
Gain on disposition of assets, net	(2)	(25)
Accretion of discount on asset retirement obligations	5	4
Interest expense	2	3
Derivative-related activity	98	36
Amortization of share-based compensation	22	23
Investment valuation adjustments	5	53
Other	29	51
Changes in operating assets and liabilities:
Accounts receivable	(231)	461
Inventories	(17)	(63)
Other assets	(148)	(63)
Accounts payable	(34)	(380)
Interest payable	(32)	(16)
Income taxes payable	190	225
Other liabilities	113	9
Net cash provided by operating activities	1,946	2,314
Cash flows from investing activities:
Proceeds from disposition of assets	3	4
Additions to oil and gas properties	(922)	(1,180)
Additions to other assets and other property and equipment	(45)	(28)
Net cash used in investing activities	(964)	(1,204)
Cash flows from financing activities:
Proceeds from borrowings and issuance of debt, net of discount	105	1,449
Repayment of debt	(292)	(580)
Proceeds from capped call on convertible notes	23	31
Payments of other liabilities	(4)	(4)
Payments of financing fees	—	(7)
Purchases of treasury shares	(3)	(520)
Dividends paid	(600)	(1,319)
Net cash used in financing activities	(771)	(950)
Net increase in cash and cash equivalents	211	160
Cash and cash equivalents, beginning of period	240	1,032
Cash and cash equivalents, end of period	$451	$1,192

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1. Organization and Nature of Operations
Pioneer is a Delaware corporation whose common shares are listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company that explores for, develops and produces oil, NGLs and gas in the Midland Basin in West Texas.
Planned merger of the Company with Exxon Mobil Corporation. On October 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exxon Mobil Corporation, a New Jersey corporation ("ExxonMobil"), and a subsidiary of ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will merge with the subsidiary and become a wholly-owned subsidiary of ExxonMobil (the "Merger"). Under the terms of the Merger Agreement, each eligible share of the Company's common stock will be converted into the right to receive 2.3234 shares of ExxonMobil common stock (the "Exchange Ratio"). On February 7, 2024, the Company's shareholders adopted the Merger Agreement at a special meeting of shareholders. Completion of the Merger remains subject to certain conditions. The Merger is currently expected to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.
Note 2. Basis of Presentation
Presentation. In the opinion of management, the unaudited interim consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with GAAP. The operating results for the three months ended March 31, 2024 are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Note 3. Nonmonetary Transactions
During the three months ended March 31, 2023, the Company's nonmonetary transactions included exchanges of both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties. Certain of these transactions were determined to have commercial substance, which led to those transactions being accounted for at fair value, and resulted in the Company recording a gain of $24 million to net gain on disposition of assets in the consolidated statements of operations and $162 million of noncash investing activities for the three months ended March 31, 2023. Nonmonetary transactions that do not have commercial substance are recorded at carryover basis.
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
March 31, 2024
(Unaudited)
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
Assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2024
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$134	$—	$—	$134
Deferred compensation plan assets	67	—	—	67
	$201	$—	$—	$201
Liabilities:
Conversion option derivatives	$—	$2	$—	$2
Marketing derivatives	—	—	224	224
	$—	$2	$224	$226

	As of December 31, 2023
	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets:
Investment in affiliate	$139	$—	$—	$139
Deferred compensation plan assets	65	—	—	65
Conversion option derivatives	—	1	—	1
	$204	$1	$—	$205
Liabilities:
Marketing derivatives	$—	$—	$129	$129

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Gains and losses recorded in the consolidated statements of operations related to assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Investment in affiliate valuation adjustment	$(5)	$(53)
Deferred compensation plan asset valuation adjustment	$3	$(1)

Derivative loss, net:
Marketing derivatives:
Noncash derivative loss	$(95)	$(36)
Cash payments on settled derivatives	(20)	(15)
Total marketing derivative loss	(115)	(51)
Conversion option derivatives:
Noncash derivative loss, net	(3)	—
Cash receipts (payments) on settled derivatives, net	(4)	7
Total conversion option derivative gain (loss), net	(7)	7
	$(122)	$(44)

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
The values attributable to the Company's marketing derivatives that are determined based on Level 2 inputs include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
risk-free rate yield curve and (iv) stated contractual rates. The Level 3 inputs attributable to the Company's marketing derivatives include the historical monthly differential between Brent oil prices and Oxy's WASP ("WASP Differential Deduction") and, to a lesser extent, an estimated annual cost inflation rate. The average WASP Differential Deduction used in the fair value determination as of March 31, 2024 and December 31, 2023 was $1.90 per barrel and $1.66 per barrel, respectively. The WASP Differential Deduction and the estimated annual cost inflation rate reflects management's best estimate of future results utilizing historical performance, however these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company experiences mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by $23 million as of March 31, 2024.
Derivative financial instruments are presented in the Company's consolidated balance sheets as follows:

As of March 31, 2024
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Liabilities:
Marketing derivatives	Derivatives - current	$111	$—	$111
Conversion option derivatives	Derivatives - current	$2	$—	$2
Marketing derivatives	Derivatives - noncurrent	$113	$—	$113

As of December 31, 2023
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Assets:
Conversion option derivatives	Prepaids and other	$1	$—	$1
Liabilities:
Marketing derivatives	Derivatives - current	$53	$—	$53
Marketing derivatives	Derivatives - noncurrent	$76	$—	$76
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventories, proved and unproved oil and gas properties, goodwill, asset retirement obligations and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale.
Nonmonetary transactions. Oil and gas property nonmonetary transactions that have commercial substance are valued as of the transaction date based on income and market based approaches utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. During the three months ended March 31, 2023, the Company recorded a gain of $24 million to net gain on disposition of assets in the consolidated statements of operations associated with nonmonetary transactions. See Note 3 for additional information.
Other long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment charge is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value determined using either a discounted future cash flow model or another appropriate fair value method. As a result of the Company's impairment assessments of unoccupied facilities during the three months ended March 31, 2023, the Company recorded $11 million of noncash impairment charges in other expense in the consolidated statements of operations. See Note 12 for additional information.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Financial instruments not carried at fair value.

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets:
Cash and cash equivalents (a)	$451	$451	$240	$240
Liabilities:
Current portion of debt:
Convertible senior notes (b)	$11	$31	$28	$68
Long-term debt:
Convertible senior notes (b)	$448	$1,286	$507	$1,239
Senior notes (b)	$4,302	$3,935	$4,300	$3,981
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
The changes in capitalized exploratory well and project costs are as follows:

Three Months Ended March 31, 2024
(in millions)
Beginning capitalized exploratory well and project costs	$784
Additions to exploratory well and project costs pending the determination of proved reserves	775
Reclassifications due to determination of proved reserves	(728)
Ending capitalized exploratory well and project costs	$831
Aging of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized based on the date drilling was completed, are as follows:

	As of March 31, 2024	As of December 31, 2023
	(in millions, except project counts)
One year or less	$831	$784
More than one year	—	—
	$831	$784
Number of projects with exploratory well costs that have been suspended for a period greater than one year	—	—

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 6. Debt and Interest Expense
The components of debt, including the effects of issuance costs and net discounts, are as follows:

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Outstanding debt principal balances:
0.250% convertible senior notes due 2025	$460	$537
5.100% senior notes due 2026	1,100	1,100
1.125% senior notes due 2026	750	750
7.200% senior notes due 2028	241	241
4.125% senior notes due 2028 (a)	138	138
1.900% senior notes due 2030	1,100	1,100
2.150% senior notes due 2031	1,000	1,000
	4,789	4,866
Issuance costs and discounts, net	(28)	(31)
Total debt	4,761	4,835
Less current portion of debt	11	28
Long-term debt	$4,750	$4,807
______________________
(a)Assumed in the acquisition of Parsley Energy, Inc. on January 12, 2021.
Credit facility. The Company maintains a revolving corporate credit facility (the "Credit Facility") with a syndicate of financial institutions ("Syndicate") and has aggregate loan commitments of $2.0 billion. The Credit Facility has a maturity date of January 12, 2026. As of March 31, 2024, the Company had no outstanding borrowings under the Credit Facility. The Company had intermittent borrowings and repayments of $105 million and $350 million during the three months ended March 31, 2024 and 2023, respectively. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. As of March 31, 2024, the Company was in compliance with its debt covenants.
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
As of March 31, 2024, the Convertible Notes are convertible at an adjusted conversion rate of 10.9539 shares of the Company's common shares per $1,000 principal amount of the Convertible Notes (subject to further adjustment pursuant to the terms of the notes' indenture, the "Conversion Rate"), which represents an adjusted conversion price of $91.29 per share (subject to adjustment pursuant to the terms of the notes indenture, the "Conversion Price"). Upon conversion, the Convertible Notes may be settled in cash, the Company's common shares or a combination thereof, at the Company's election.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the "Capped Call"), the purpose of which was to reduce the potential dilution to the Company's common shares upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a capped price. As of March 31, 2024, the Capped Call transactions have an adjusted strike price of $91.29 per share of common shares and an adjusted capped price of $129.92 per share of common shares.
As of March 31, 2024, the effective annual interest rate on the Convertible Notes is 0.6 percent after giving effect to deferred financing fees relating to the notes.
Convertible Note conversions. During the last 30 consecutive trading days of the first quarter of 2021 through the first quarter of 2024, the last reported sales price of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from April 1, 2021 through June 30, 2024.
Certain holders of the Convertible Notes exercised their conversion option resulting in the Company recognizing the following cash payments and cash receipts associated with the conversions:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash payments:
Principal repayments	$77	$92
Conversion premiums	110	138
Conversion option derivative payments, net	4	—
Cash payments, net	$191	$230
Cash receipts:
Capped Call proceeds	$23	$31
Conversion option derivative receipts, net	—	7
Cash receipts, net	$23	$38
The Company recorded the conversion premiums paid, Capped Call proceeds and associated issuance fees and deferred taxes attributable to the principal amount of the Convertible Notes converted in additional paid-in-capital.
As of March 31, 2024 and December 31, 2023, $11 million and $28 million, respectively, of the principal amount of the Convertible Notes remained in the Settlement Period and are recorded in the current portion of debt in the consolidated balance

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
sheets for each respective period. The current portion of Convertible Notes, as of March 31, 2024, will be cash settled at the end of their respective Settlement Periods during the second quarter of 2024.
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
Share-based compensation expense for (i) restricted stock awards and units expected to be settled in the Company's common shares ("Equity Awards"), (ii) restricted stock units expected to be settled in cash ("Liability Awards"), (iii) performance units ("Performance Awards") issued under the LTIP and (iv) shares issued under the Company's Employee Stock Purchase Plan ("ESPP") are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Equity Awards	$19	$13
Liability Awards (a)	4	3
Performance Awards	2	9
ESPP	1	1
	$26	$26
Capitalized share-based compensation expense	$5	$4
______________________
(a)Liability Awards are expected to be settled on their vesting date in cash. As of March 31, 2024 and December 31, 2023, accounts payable – due to affiliates included $8 million and $5 million, respectively, of liabilities attributable to Liability Awards.
As of March 31, 2024, there is $103 million of unrecognized share-based compensation expense related to unvested share-based compensation awards of which $17 million is attributable to Liability Awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining requisite service periods of the awards, which is a period of less than three years on a weighted average basis. Expense for the Performance Awards granted in 2023 is estimated based upon the achievement of certain financial performance targets and is reassessed periodically. The cumulative impact of any change in estimate is reflected in the period of the change. The Company did not grant Performance Awards in 2024.
Per the change in control terms of award agreements, any Equity Awards, Liability Awards and Performance Awards granted prior to October 10, 2023 that are outstanding immediately prior to the completion of a change in control event will become vested. Additionally, in accordance with the Merger Agreement, outstanding Performance Awards vest at their maximum payout percentage, which may impact future share-based compensation expense based upon the fair value of the awards as of the modification date.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Activity for Equity Awards, Liability Awards, and Performance Awards is as follows:

	Three Months Ended March 31, 2024
	Equity Awards	Liability Awards	Performance Awards (a)
Beginning awards	403,324	102,632	191,778
Awards granted	151,568	2,657	—
Awards forfeited	(3,573)	(2,893)	—
Awards vested (b)	(45,049)	(2,176)	—
Ending awards	506,270	100,220	191,778
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
Asset retirement obligations activity is as follows:

Three Months Ended March 31, 2024

(in millions)
Beginning asset retirement obligations	$459
Additions	2
Liabilities settled	(24)
Accretion of discount	5
Ending asset retirement obligations	442
Less current portion of asset retirement obligations	(90)
Asset retirement obligations, long-term	$352
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
March 31, 2024
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
Disaggregated revenue from contracts with purchasers by product type is as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Oil sales	$2,683	$2,444
NGL sales	429	412
Gas sales	175	310
Total oil and gas revenues	3,287	3,166
Sales of purchased oil	1,613	1,429
Sales of purchased gas	3	2
Total sales of purchased commodities	1,616	1,431
	$4,903	$4,597
Performance obligations and contract balances. The majority of the Company's product sale commitments are short-term in nature with a contract term of one year or less. The Company typically satisfies its performance obligations upon transfer of control as described above in Disaggregated revenue from contracts with purchasers and records the related revenue in the month production is delivered to the purchaser. Settlement statements for sales of oil, NGLs, gas and sales of purchased oil and gas may not be received for 30 to 60 days after the date the volumes are delivered, and as a result, the Company is required to estimate the amount of volumes delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. As of March 31, 2024 and December 31, 2023, the accounts receivable

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
balance representing amounts due or billable under the terms of contracts with purchasers was $1.7 billion and $1.5 billion, respectively.
Note 12. Other Expense
The components of other expense are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
ExxonMobil merger-related costs (a)	$9	$—
Unoccupied facilities expense (b)	8	9
Legal and environmental contingencies (Note 9)	2	16
Impairment of long-lived assets (Note 4)	—	11
Other	5	5
	$24	$41
____________________
(a)Primarily represents legal fees and other transaction costs associated with the ExxonMobil merger.
(b)Primarily represents facilities expense associated with certain offices acquired as part of business combinations that are no longer occupied by the Company.
Note 10. Related Party Transactions
In December 2018, the Company completed the sale of its pressure pumping assets to ProPetro in exchange for 16.6 million shares of ProPetro common shares and $110 million of cash. ProPetro is considered a related party as the shares received represent 15 percent of ProPetro's outstanding common shares. In addition to the sale of equipment and related facilities, the Company entered into a long-term agreement with ProPetro for it to provide pressure pumping and related services that ended on December 31, 2022. The Company continued to utilize ProPetro for pressure pumping and related services for a portion of 2023, but no longer uses such services as of March 31, 2024.
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
Charges attributable to ProPetro pressure pumping related services were capitalized in oil and gas properties or charged to other expense as incurred. ProPetro pressure pumping related service charges are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Pressure pumping related service charges	$—	$42

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 13. Income Taxes
Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"), which includes, among other things, a corporate alternative minimum tax (the "CAMT"). Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If the Company's CAMT liability is greater than its regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate its future U.S. federal income tax obligations, reducing its cash flows in that year, but provide an offsetting credit against its regular U.S. federal income tax liability in future tax years. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to materially increase its tax obligations for the 2024 taxable year, however, the Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision and the Company's consolidated financial statements.
Income tax provisions and effective tax rates are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions, except tax rates)
Current tax provision	$238	$225
Deferred tax provision	71	110
	$309	$335
Effective tax rate	22%	22%
The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2024 and 2023 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2024, there are no proposed adjustments in any jurisdiction that would have a material effect on the Company's future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 14. Net Income Per Share and Shareholders' Equity
Net income per share. The components of basic and diluted net income per share attributable to common shareholders are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Net income attributable to common shareholders	$1,095	$1,222
Participating share-based earnings (a)	(2)	(3)
Basic net income attributable to common shareholders	1,093	1,219
Adjustment to after-tax interest expense to reflect the dilutive impact attributable to Convertible Notes	—	1
Diluted net income attributable to common shareholders	$1,093	$1,220

Basic weighted average shares outstanding	234	235
Convertible Notes (b)	5	9
Diluted weighted average shares outstanding	239	244

Net income per share attributable to common shareholders:
Basic	$4.68	$5.19
Diluted	$4.57	$5.00
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
(b)Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted as of the beginning of the three months ended March 31, 2024 and 2023, respectively. If converted by the holder, the Company may settle in cash, Company's common shares or a combination thereof, at the Company's election. See Note 6 for additional information.
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
Dividends. Dividends declared by the Board are as follows:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2024:
First quarter	$1.25	$1.31	$2.56	$603
2023:
First quarter	$1.10	$4.48	$5.58	$1,314

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. The Merger Agreement provides certain restrictions on future base and variable dividend declarations, including an agreement that the Company will no longer declare a variable dividend after distributing the variable dividend attributable to the fourth quarter 2023 results.
Share repurchase programs. In April 2023, the Board authorized a $4 billion common share repurchase program to replace the $4 billion common share repurchase program authorized in February 2022. As was the case with previous share repurchase programs, the Company may repurchase shares in accordance with applicable securities laws or pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the "Exchange Act"), which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy.
Expenditures to acquire shares under the share repurchase programs are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Shares repurchased (a)	$—	$500
______________________
(a)The Company repurchased 2.4 million shares during the three months ended March 31, 2023. Expenditures for share repurchases exclude the one percent IRA excise tax.
With limited exceptions, the Merger Agreement precludes the Company from future repurchases or acquisition of the Company's common shares, including repurchases under the Company's share repurchase program.

PIONEER NATURAL RESOURCES COMPANY
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Planned Merger of the Company with ExxonMobil
On October 10, 2023, the Company entered into a Merger Agreement with ExxonMobil, pursuant to which, and subject to the terms and conditions thereof, the Company will merge with a subsidiary of and become a wholly-owned subsidiary of ExxonMobil. Under the terms of the Merger Agreement, each eligible share of the Company's common shares will be converted into the right to receive 2.3234 shares of ExxonMobil common stock. On February 7, 2024, the Company's shareholders adopted the Merger Agreement at a special meeting of shareholders. Completion of the Merger remains subject to certain conditions. The Merger is currently expected to close in the second quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
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

See Note 1 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and Gas Industry Considerations
Supply and demand for oil throughout the world remain volatile. Sanctions, import bans and price caps on Russian oil and petroleum products, implemented by various countries in response to the war in Ukraine, have impacted global oil supply. Most recently, renewed conflict in the Middle East has stoked fears of oil supply instability. From an economic perspective, despite rising interest rates to contend with significant inflation, the global economy remains remarkably resilient, displaying steady growth and slowing inflation. Recent data from China suggested strong gross domestic product ("GDP") growth muted by weak consumer spending and lingering real estate concerns, pointing to a mixed economy. China remains the world's second largest economy and represents a key component of oil demand. These uncertainties have led OPEC to continue to extend its voluntary production cuts during the first half of 2024, while oil production in the U.S., Canada and South America have grown. Average NYMEX oil prices for the three months ended March 31, 2024 and 2023 were $76.95 per Bbl and $76.21 per Bbl, respectively.
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
Financial and Operating Performance
The Company's financial and operating performance for the three months ended March 31, 2024 included the following highlights:
•Net income attributable to common shareholders for the three months ended March 31, 2024 was $1.1 billion ($4.57 per diluted share), as compared to net income of $1.2 billion ($5.00 per diluted share) for the same period in 2023. The primary components of the decrease in earnings attributable to common shareholders include:
•a $143 million increase in production costs, primarily attributable to a 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program and continued inflationary pressures; and
•a $110 million increase in depletion, depreciation and amortization, primarily due to the aforementioned increase in daily sales volumes;
partially offset by:
•a $121 million increase in oil and gas revenues, primarily due to the aforementioned increase in daily sales volumes, partially offset by a seven percent decrease in average realized commodity prices per BOE in 2024.

PIONEER NATURAL RESOURCES COMPANY
•During the three months ended March 31, 2024, average daily sales volumes increased on a BOE basis by 10 percent to 747,981 BOEPD, as compared to 680,440 BOEPD during the same period in 2023.
•Average oil prices per Bbl increased to $76.86 during the three months ended March 31, 2024, as compared to $75.15 during the same period in 2023. Average NGL prices per Bbl and average gas prices per Mcf decreased to $24.49 and $1.87, respectively, during the three months ended March 31, 2024, as compared to $27.30 and $3.79, respectively, during the same period in 2023.
•Net cash provided by operating activities decreased during the three months ended March 31, 2024 to $1.9 billion, as compared to $2.3 billion for the same period in 2023. The decrease in net cash provided by operating activities during the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to an increase in accounts receivable primarily due to increasing oil prices during the three months ended March 31, 2024 as compared to decreasing oil prices during the same period in 2023, partially offset by changes in accounts payable.
•During the three months ended March 31, 2024, the Company declared base and variable dividends of $1.25 per share and $1.31 per share, respectively, resulting in total dividends declared of $603 million, as compared to base and variable dividends of $1.10 per share and $4.48 per share, respectively, resulting in total dividends declared of $1.3 billion during the same period in 2023.
•During the three months ended March 31, 2024, the Company repurchased no shares under the Company's share repurchase program, as compared to repurchases of 2.4 million shares for $500 million during the same period in 2023.
•As of March 31, 2024 and December 31, 2023, the Company's net debt to book capitalization was 15 percent and 17 percent, respectively.
Drilling Highlights
As of March 31, 2024, the Company's drilling and completions program included operating 20 drilling rigs and five frac fleets in the Midland Basin. The Company will continue to evaluate its drilling and completions program with future activity levels assessed regularly.
Pioneer is the largest acreage holder in the Spraberry/Wolfcamp field in the Midland Basin of West Texas. In the southern portion of the Spraberry/Wolfcamp field, the Company has a joint venture ("JV") with Sinochem Petroleum USA LLC, a U.S. subsidiary of the Sinochem Group. During the three months ended March 31, 2024, the Company successfully completed 116 horizontal wells in the non-JV portion of the Midland Basin and 22 horizontal wells in the JV portion of the Midland Basin. In the non-JV portion of the Midland Basin, 46 percent of the horizontal wells placed on production were Spraberry interval wells, 30 percent were Wolfcamp A interval wells, 22 percent were Wolfcamp B interval wells and the remaining two percent were Wolfcamp D interval wells. In the southern JV portion of the Midland Basin, all of the wells placed on production were Wolfcamp A or B interval wells.
Development and exploration/extension drilling activity is as follows:

	Three Months Ended March 31, 2024
	Development	Exploration/Extension
Beginning wells in progress	52	273
Wells spud	43	93
Successful wells	(7)	(131)
Ending wells in progress	88	235
Costs incurred are as follows:

Three Months Ended March 31, 2024
( in millions)
Proved property acquisition costs	$6
Unproved property acquisitions	20
Exploration/extension costs	767
Development costs	302
Asset retirement obligations	1
$1,096

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

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except volumes)
Oil and gas revenues	$3,287	$3,166	$121
Average daily sales volumes:
Oil (Bbls)	383,541	361,316	6%
NGLs (Bbls)	192,640	167,486	15%
Gas (Mcf)	1,030,807	909,831	13%
Total (BOE)	747,981	680,440	10%
Liquids percentage of total production	77%	78%	(1)%
Average daily BOE sales volumes increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
The oil, NGL and gas prices reported by the Company are based on the market prices received for each commodity. Oil prices marginally increased for the three months ended March 31, 2024, as compared to the same period in 2023. NGL and gas prices decreased due to U.S. natural gas production continuing to grow and outpace demand. The average realized prices are as follows:

	Three Months Ended March 31,
	2024	2023	Change
Oil price per Bbl	$76.86	$75.15	2%
NGL price per Bbl	$24.49	$27.30	(10%)
Gas price per Mcf	$1.87	$3.79	(51%)
Price per BOE	$48.29	$51.69	(7%)
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
The net effect from sales of purchased commodities is as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Sales of purchased commodities	$1,616	$1,431	$185
Purchased commodities expense	1,648	1,485	163
	$(32)	$(54)	$22

PIONEER NATURAL RESOURCES COMPANY
The change in net sales of purchased commodities for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to noncash valuation adjustments on purchased commodity inventory as a result of increasing commodity prices during the three months ended March 31, 2024, as compared to decreasing commodity prices during the same period in 2023.
Firm transportation payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest and other income (loss), net.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Interest and other income (loss), net	$28	$(37)	$65
The change in net interest and other income (loss) for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to changes in the fair value of the Company's investment in affiliate resulting in a noncash loss of $5 million in 2024, as compared to a noncash loss of $53 million in 2023.
See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on changes in fair value related to the Company's investment in affiliate.
Derivative loss, net.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Marketing derivatives:
Noncash derivative loss	$(95)	$(36)	$(59)
Cash payments on settled derivatives	(20)	(15)	(5)
Total marketing derivative loss	(115)	(51)	(64)
Conversion option derivatives:
Noncash derivative loss, net	(3)	—	(3)
Cash receipts (payments) on settled derivatives, net	(4)	7	(11)
Total conversion option derivative gain (loss), net	(7)	7	(14)
	$(122)	$(44)	$(78)
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of March 31, 2024, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
The change in noncash marketing derivative loss for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to changes in Midland WTI and Brent oil price differentials which are used to mark-to-market the remaining terms of the marketing derivative contracts.
Conversion option derivatives. Certain holders of the Convertible Notes have exercised their conversion options per the terms of the notes' indenture. The Company elected to settle the conversions in cash at the end of the Settlement Period. The Company's election to settle an exercised conversion option in cash results in a forward contract during the Settlement Period

PIONEER NATURAL RESOURCES COMPANY
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
Gain on disposition of assets, net.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Gain on disposition of assets, net	$2	$25	$(23)
Net gain on disposition of assets for the three months ended March 31, 2023 primarily represents nonmonetary transactions in which the Company exchanged both proved and unproved oil and gas properties in the Midland Basin with unaffiliated third parties resulting in the Company recording a gain of $24 million.
See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Oil and gas production costs.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except per BOE)
Oil and gas production costs	$598	$455	$143
Production costs per BOE:
Lease operating expense (a)	$4.65	$4.10	13%
Gathering, processing and transportation expense (b)	3.31	2.94	13%
Workover costs (a)	1.31	1.16	13%
Net natural gas plant income (c)	(0.48)	(0.77)	(38%)
	$8.79	$7.43	18%
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
The change in the Company's production costs per BOE during the three months ended March 31, 2024, as compared to the same period in 2023, is due to the following:
•Lease operating expense per BOE increased primarily due to inflationary pressures on rental equipment, chemical, water disposal and fuel costs;
•Gathering, processing and transportation expense per BOE increased primarily due to an increase in (i) gas plant electricity costs, which the processor passes through to each gas producer, and (ii) transportation costs related to new pipeline takeaway capacity for the Company's gas production;
•Workover costs per BOE for the three months ended March 31, 2024 increased primarily due to an increase in workover activity in order to restore production related to downtime from winter weather events; and
•Net natural gas plant income per BOE decreased primarily due to decreases in gas and NGL prices.

PIONEER NATURAL RESOURCES COMPANY
Production and ad valorem taxes.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except per BOE)
Production and ad valorem taxes	$206	$208	$(2)
Production and ad valorem taxes per BOE:
Production taxes per BOE	$2.23	$2.46	(9%)
Ad valorem taxes per BOE	0.80	0.93	(14%)
	$3.03	$3.39	(11%)
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The change in production taxes per BOE for the three months ended March 31, 2024, as compared to the same period in 2023, is due to a decrease in commodity prices. The change in ad valorem taxes per BOE for the three months ended March 31, 2024, as compared to the same period in 2023, reflects the quarterly changes in estimated full year ad valorem taxes and an increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.
Depletion, depreciation and amortization expense.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except per BOE)
Depletion, depreciation and amortization	$774	$664	$110
Total DD&A expense per BOE:
DD&A per BOE	$11.37	$10.84	5%
Depletion expense per BOE	$11.18	$10.64	5%
The change in DD&A and depletion expense per BOE for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to a decrease in commodity prices used for oil and gas reserves, based on SEC guidelines (which has the effect of shortening the economic life of producing wells).
Exploration and abandonments expense.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Exploration and abandonments	$20	$15	$5
The change in exploration and abandonments expense for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily related to the abandonment of certain unproved properties that the Company no longer plans to drill.
During the three months ended March 31, 2024 and 2023, the Company drilled and evaluated 131 and 123 exploratory/extension wells, respectively, with 100 percent successfully completed as discoveries.
See Note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

PIONEER NATURAL RESOURCES COMPANY
General and administrative expense.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except per BOE)
Cash general and administrative expense	$77	$71	$6
Noncash general and administrative expense	15	13	2
	$92	$84	$8
General and administrative expense per BOE:
Cash general and administrative expense	$1.14	$1.15	(1%)
Noncash general and administrative expense	0.22	0.22	—%
	$1.36	$1.37	(1%)
The change in general and administrative expense per BOE for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to the aforementioned 10 percent increase in daily sales volumes due to the Company's successful Spraberry/Wolfcamp horizontal drilling program, partially offset by an increase in labor costs.
Per the change in control terms of the Company's share-based compensation award agreements, any Equity Awards, Liability Awards and Performance Awards granted prior to October 10, 2023 that are outstanding immediately prior to the completion of a change in control event will become vested. Additionally, in accordance with the Merger Agreement, outstanding Performance Awards vest at their maximum payout percentage, which may impact future general and administrative expenses based upon the fair value of the awards as of the modification date.
See Note 7 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Interest expense.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Interest expense	$40	$28	$12
The change in interest expense for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily a result of the issuance of 5.100% senior notes due 2026 in March 2023.
The weighted average cash interest rate on the Company's indebtedness for the three months ended March 31, 2024 is 2.7 percent, as compared to 1.7 percent for the same period in 2023.
See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Other expense.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Other expense	$24	$41	$(17)

PIONEER NATURAL RESOURCES COMPANY
The change in other expense for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to the following:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
ExxonMobil merger-related costs (a)	$9	$—	$9
Legal and environmental contingencies	$2	$16	$(14)
Impairment of long-lived assets	$—	$11	$(11)
____________________
(a)Primarily represents legal fees and other transaction costs associated with the ExxonMobil merger.
See Note 4, Note 9 and Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision.

	Three Months Ended March 31,
	2024	2023	Change
	(in millions, except tax rates)
Income tax provision	$309	$335	$(26)
Effective tax rate	22%	22%	—%
The change in income tax provision for the three months ended March 31, 2024, as compared to the same period in 2023, is due to a decrease of $153 million in income before income taxes. The Company evaluates and updates its annual effective income tax rate on an interim basis based on current and forecasted earnings and enacted tax laws. The mix and timing of the Company's actual earnings compared to annual projections can cause interim effective tax rate fluctuations. The Company's interim effective tax rate for the three months ended March 31, 2024 and 2023 differed from the U.S. statutory rate of 21 percent primarily due to forecasted state income taxes.
On August 16, 2022, President Biden signed into law the IRA, which includes, among other things, the CAMT. Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an "applicable corporation" in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If the Company's CAMT liability is greater than its regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate its future U.S. federal income tax obligations, reducing its cash flows in that year, but provide an offsetting credit against its regular U.S. federal income tax liability in future tax years. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to materially increase its tax obligations for the 2024 taxable year, however, the Company will continue to monitor and assess any impacts of the IRA on the Company's current year tax provision and the Company's consolidated financial statements.
See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Liquidity and Capital Resources
Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) sales of investments, (iv) unused borrowing capacity under its Credit Facility, (v) issuances of debt or equity securities and (vi) other sources, such as sales of nonstrategic assets. The availability of certain of these sources are subject to the Merger Agreement, which includes restriction on the Company's ability (subject to certain exceptions) to, among others, (i) create, incur, assume, refinance or otherwise become liable with respect to any indebtedness for borrowed money or guarantees thereof, (ii) grant, award or issue equity securities and (iii) sell, lease, transfer or dispose of assets.
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

PIONEER NATURAL RESOURCES COMPANY
The Company expects to incur a number of non-recurring costs associated with the Merger including, among others, fees and expenses from financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with required regulatory filings. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.
2024 capital budget. The Company's capital budget for 2024 is expected to be in the range of $4.2 billion to $4.6 billion of development related capital, which includes drilling and completion related activities and the construction of tank batteries, saltwater disposal facilities and water and power infrastructure. The 2024 capital budget excludes acquisitions, asset retirement obligations, capitalized interest, corporate facilities, information technology and vehicles.
The 2024 capital budget is expected to be funded from operating cash flow and, if necessary, from cash and cash equivalents on hand or borrowings under the Company's Credit Facility.
Capital resources. As of March 31, 2024, the Company had no outstanding borrowings under its Credit Facility, leaving $2.0 billion of unused borrowing capacity. The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed 0.65 to 1.0. The Company was in compliance with all of its debt covenants as of March 31, 2024. The Company also had unrestricted cash on hand of $451 million as of March 31, 2024.
Sources and uses of cash during the three months ended March 31, 2024, as compared to the same period in 2023, are as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Net cash provided by operating activities	$1,946	$2,314	$(368)
Net cash used in investing activities	$(964)	$(1,204)	$(240)
Net cash used in financing activities	$(771)	$(950)	$(179)
Operating activities. The change in net cash provided by operating activities during the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to an increase in accounts receivable primarily due to increasing oil prices during the three months ended March 31, 2024 as compared to decreasing oil prices during the same period in 2023, partially offset by changes in accounts payable.
Investing activities. The change in cash used in investing activities for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to a $258 million decrease in additions to oil and gas properties.
Financing activities. The Company's significant financing activities during the three months ended March 31, 2024 and 2023 are as follows:
•2024: The Company (i) paid dividends of $600 million, (ii) borrowed and repaid $105 million on its Credit Facility, (iii) paid $187 million to settle exercised conversion options related to the Company's Convertible Notes and (iv) received $23 million in Capped Call proceeds related to the aforementioned exercised conversion options.
•2023: The Company (i) paid dividends of $1.3 billion, (ii) received $1.1 billion in proceeds from the March 2023 issuance of 5.100% senior notes due March 2026, (iii) repurchased $520 million of its common stock, (iv) borrowed and repaid $350 million on its Credit Facility, (v) paid $230 million to settle exercised conversion options related to the Company's Convertible Notes and (vi) received $31 million in Capped Call proceeds related to the aforementioned exercised conversion options.
Dividends. During the three months ended March 31, 2024, the Company declared base dividends of $294 million, or $1.25 per share, compared to $260 million, or $1.10 per share, during the same period in 2023.
Prior to April 2023, the Company had a variable dividend strategy, in addition to its base dividend program, whereby the Company paid a quarterly variable dividend of up to 75 percent of the prior quarter's free cash flow remaining after its base dividend. In April 2023, the Company modified its variable dividend strategy to return 75 percent of the prior quarter's free cash flow, inclusive of its base dividend and share repurchases (the "Company Dividend Policy"). In October 2023, per the terms of the Merger Agreement, the Company modified its variable dividend calculation to return 75 percent and 50 percent of the variable amount that would have been calculated per the Company Dividend Policy from free cash flow generated during the third and fourth quarter of 2023, respectively. The Company will no longer pay a variable dividend after distributing the variable dividend attributable to free cash flow generated during the fourth quarter of 2023, per the terms of the Merger Agreement. Free cash flow is a non-GAAP financial measure. As used by the Company, free cash flow is defined as net cash

PIONEER NATURAL RESOURCES COMPANY
provided by operating activities, adjusted for changes in operating assets and liabilities and certain after-tax ExxonMobil merger-related costs, less capital expenditures. The Company believes this non-GAAP measure is a financial indicator of the Company's ability to internally fund acquisitions, debt maturities, dividends and share repurchases after capital expenditures. Capital expenditures exclude acquisitions, asset retirement obligations, capitalized interest, geological and geophysical general and administrative expenses, information technology capital investments, vehicles and additions to corporate facilities. During the three months ended March 31, 2024, the Company declared variable dividends of $309 million, or $1.31 per share, compared to $1.1 billion, or $4.48 per share, during the same period in 2023.
Future dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow or other factors, including terms set forth in the Merger Agreement. After the first quarter 2024 dividend payment, the Merger Agreement permits the Company to continue to pay a quarterly base dividend up to $1.25 per share through the closing of the Merger. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends.
Off-balance sheet arrangements. From time to time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) firm purchase, transportation, storage and fractionation commitments, (ii) open purchase commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (a) contracts that are sensitive to future changes in commodity prices or the Company's share price, (b) gathering, processing and transportation commitments on uncertain volumes of future throughput and (c) indemnification obligations following certain divestitures.
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
The Convertible Notes are convertible into the Company's common shares at an adjusted Conversion Rate and adjusted Conversion Price. Future declarations of quarterly base dividends in excess of $0.55 per common share result in adjustments to the Conversion Rate and the Conversion Price pursuant to the terms of the notes indenture. Upon conversion, the Convertible Notes may be settled in cash, the Company's common shares or a combination thereof, at the Company's election.
During the last 30 consecutive trading days of the first quarter of 2021 through the first quarter of 2024, the last reported sales prices of the Company's common shares exceeded 130 percent of the Conversion Price for at least 20 trading days, causing the Convertible Notes to be convertible at the option of the holders during the period from April 1, 2021 through June 30, 2024. During the three months ended March 31, 2024, the Company made total cash payments of $191 million (inclusive of settled conversion option derivatives) related to the settlement of exercised conversion options on its Convertible Notes. As of March 31, 2024, $460 million of the Convertible Notes principal balance is outstanding, of which $11 million of principal

PIONEER NATURAL RESOURCES COMPANY
remains in the Settlement Period and will be cash settled during the second quarter of 2024. See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Contractual obligations. The Company's contractual obligations include debt, leases, capital funding obligations, derivative obligations, firm transportation, storage and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities, including liabilities as a result of the Merger. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.
Firm commitments. The Company has short-term and long-term firm purchase, gathering, processing, transportation, fractionation and storage commitments representing take-or-pay agreements, which include contractual commitments (i) to purchase sand, water and diesel for use in the Company's drilling and completion operations, (ii) with midstream service companies and pipeline carriers for future gathering, processing, transportation, fractionation and storage and (iii) with oilfield services companies that provide drilling and pressure pumping services. The Company also has open purchase commitments for inventories, materials and other property and equipment ordered, but not received, as of March 31, 2024. See Note 9 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Debt. As of March 31, 2024, the Company's outstanding debt is comprised of senior notes and convertible senior notes. The senior notes and convertible senior notes issued by the Company rank equally, but are structurally subordinated to all obligations of the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Operating leases. The Company's short-term and long-term lease obligations primarily relate to field equipment, drilling rigs, office facilities and storage tanks.
Derivative obligations. The Company's marketing and conversion option derivatives are measured and recorded at fair value and continue to be subject to market and/or credit risk. As of March 31, 2024, these contracts represent net liabilities of $226 million. The ultimate liquidation value of the Company's marketing derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2024. The ultimate liquidation of the Company's conversion option derivatives will be dependent on the Company's daily volumetric weighted average share price during the Settlement Period. See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, the Company's financial position is routinely subject to a variety of risks, including market risks associated with changes in commodity prices, changes in the Company's share price, which impacts the settlement value of convertible notes where holders have exercised their conversion option, interest rate movements on outstanding debt and credit risks. The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of March 31, 2024, and from which the Company may incur future gains or losses from changes in commodity prices, or the Company's share price. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.
Commodity price risk. The Company's primary market risk exposure is related to the price it receives from the sale of its oil, NGL and gas production. Realized pricing is volatile and is determined by market prices that fluctuate with changes in supply and demand for these products throughout the world. The price the Company receives for its production depends on many factors outside of the control of the Company, including differences in commodity pricing at the point of sale versus market index prices. The Company's exposure to price volatility impacts the funds available to be used in its capital program and for general working capital needs, debt obligations and dividends, among other uses. The Company mitigates its commodity price risk by maintaining financial flexibility with a strong balance sheet and by diversifying a portion of its oil and gas sales through its sales of purchased commodities activities or by entering into marketing derivatives.
Sales of purchased commodities. The Company enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production and to secure diesel supply from the Gulf

PIONEER NATURAL RESOURCES COMPANY
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
Marketing derivatives. The Company uses marketing derivatives to diversify its oil pricing to Gulf Coast and international markets. As of March 31, 2024, the Company's marketing derivatives reflect long-term marketing contracts whereby the Company agreed to purchase and simultaneously sell, at an oil terminal in Midland, Texas, (i) 50 thousand barrels of oil per day beginning January 1, 2021 and ending December 31, 2026, (ii) 40 thousand barrels of oil per day beginning May 1, 2022 and ending April 30, 2027 and (iii) 30 thousand barrels of oil per day beginning August 1, 2022 and ending July 31, 2027.
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
The Company could experience mark-to-market fluctuations in the fair value of its marketing derivatives based on changes in (i) the differential between Midland WTI and Brent oil prices and (ii) the WASP Differential Deduction if it deviates from historical levels. For example, a 10 percent increase or decrease in the differential between Midland WTI and Brent oil prices would impact the fair value of the Company's marketing derivatives recorded by approximately $34 million and a 10 percent increase or decrease in the WASP Differential Deduction would impact the fair value of the Company's marketing derivatives recorded by approximately $23 million as of March 31, 2024. See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
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
Interest rate risk. As of March 31, 2024, the Company had no variable rate debt outstanding under the Credit Facility and $4.8 billion of fixed rate debt outstanding. The Company has no interest rate derivative instruments outstanding. See Note 4 and Note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Credit risk. The Company's primary concentration of credit risks are associated with the collection of receivables resulting from the sale of oil and gas production and purchased commodities. The Company's commodities are sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company monitors exposure to counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, a letter of credit or other credit support. Historically, the Company's credit losses on commodity receivables have not been material.
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
Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, under the headings "Part I, Item 1. Business – Competition," "Part I. Item 1. Business - Regulation," "Part I, Item 1A. Risk Factors," "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company's 2023 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Purchases of the Company's common shares are as follows:

	Three Months Ended March 31, 2024
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 1-31, 2024	—	$—	—	$3,875,575,094
February 1-29, 2024	9,882	$229.14	—	$3,875,575,094
March 1-31, 2024	1,944	$237.27	—	$3,875,575,094
	11,826		—
__________________
(a)Includes shares withheld from employees in order for employees to satisfy income tax withholding payments related to share-based awards that vested during the period.
(b)In April 2023, the Board authorized a $4 billion common share repurchase program. The share repurchase program has no time limit and may be modified, suspended or terminated at any time by the Board. With limited exceptions, the Merger Agreement precludes the Company from future repurchases of the Company's common shares, including repurchases under the Company's share repurchase program.
ITEM 5.    OTHER INFORMATION
The Company was not informed by any of its directors or officers of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, during the three months ended March 31, 2024.

PIONEER NATURAL RESOURCES COMPANY
ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of October 10, 2023, by and among Pioneer Natural Resources Company, Exxon Mobil Corporation and SPQR, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 11, 2023).

10.1
Form of Restricted Stock Unit Award Agreement between the Company and executive officers of the Company with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, commencing in 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245. filed with the SEC on February 8, 2024).

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

PIONEER NATURAL RESOURCES COMPANY

May 2, 2024	By:	/s/ Neal H. Shah
Neal H. Shah
Executive Vice President and Chief Financial Officer

May 2, 2024	By:	/s/ Christopher L. Washburn
Christopher L. Washburn
Vice President and Chief Accounting Officer